Form 10KSB
period 1998-12-31
PEOPLES BANCORP INC/MD
filed 1999-03-29
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-KSB

(Mark One)
  x       ANNUAL REPORT UNDER SECTION 13 OR
15(d) OF THE
SECURITIES EXCHANGE ACT
OF 1934

For the fiscal year ended December 31, 1998

          TRANSITION REPORT UNDER SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934    [NO FEE REQUIRED]

For the transition period from         to
Commission File No. 000-24169
                  PEOPLES BANCORP, INC.
(Exact name of registrant as specified in its Charter)

                   Maryland
52-2027776
        (State or other jurisdiction       (I.R.S.
Employer
 of incorporation or organization)     Identification
                         No.)

          100 Spring Avenue, Chestertown, Maryland
21620
            (Address of principal executive offices)
(Zip Code)

Issuers telephone number, including area code:  (410)
778-3500

Securities registered under Section 12(b) of the
                     Exchange Act: Name of each
                     exchange
          Title of each class                on which
registered
                   None
None

Securities registered under Section 12(g) of the
                                Exchange Act: Common
                                Stock
                                 (Title of Class)
Check whether the small business issuer (1) filed all
reports required to be filed by Section 13 or 15(d) of
the
Securities Exchange Act during the past 12 months (or
for such shorter period that the small business issuer
was
required to file such reports), and (2) has been
subject to such filing requirements for the past 90
days.
Yes   x     No

Check if there is no disclosure of delinquent filers
in response to Item 405 of Regulation S-B contained in
this
form, and no disclosure will be contained, to the best
of the small business issuers knowledge, in definitive
proxy
or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this
Form 10-KSB.         [ X ]

State small business issuers revenues for its most recent fiscal year: $9,882,170.

The aggregate market value of the Common Stock held by nonaffiliates of the small business issuer on December
31, 1998, was $27,891,760. This calculation is based upon an estimation by the Companys Board of Directors of fair market value of the Common Stock of $32.50 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 4, 1999, 855,088 shares of the small business issuers common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
The Companys Annual report to Shareholders for the year ended December 31, 1998, is incorporated by reference in this Form 10-KSB in Part II Item 5, Item 6, and
Item 7.  The Companys Proxy Statement for Annual
Meeting
of Shareholders to be held on May 12, 1999, is incorporated by reference in this Form 10-KSB in Part
III, Item 9,
Item 10, Item 11, and Item 12.

  This Report contains statements which constitute
                      forward-
looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities
Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) the Companys financing plans; (ii) trends affecting the Companys financial condition or results of operations; (iii) the Companys growth strategy and operating strategy; and
(iv) the
declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ

materially from those projected in the forward-

looking statements as a result of various factors

discussed herein and those factors discussed in

detail in the Companys filings with the Securities

and Exchange Commission. PART I

Item 1. Description of Business

General

     Peoples Bancorp, Inc. (the Company) was
incorporated as a Maryland corporation on December
10, 1996.  The Company
acquired Peoples Bank of Kent County, Chestertown,
Maryland (the Bank) on March 24, 1997.  The
Company was organized to
become the holding company for the Bank under the federal Bank Holding Company Act of 1956, as amended.
Currently, the Bank is the Companys only subsidiary and the Companys only business is its investment in all of the issued and outstanding shares of the Banks voting common stock.

 The Companys holding company structure can assist the
                         bank
in maintaining its required capital ratio because the Company may, subject to compliance with debt guidelines implemented by the Board of Governors of the Federal
Reserve System (the  Board of Governors or the
Federal Reserve), borrow money and contribute the proceeds to the bank as primary capital. The holding company structure also permits greater flexibility in issuing stock for cash, property, or services and in reorganization transactions. Moreover, subject to certain regulatory limitations, a holding company can purchase shares of its own stock, which the bank may not do without regulatory approval. A holding company may also engage in certain nonbanking activities which the Board of Governors has deemed to be closely related to banking and proper incidents to the business of a bank holding company. These activities include making or servicing loans and certain types of leases;
performing certain data processing services; acting as a fiduciary or investment or financial advisor; acting as a management consultant for other depository institutions; providing courier, appraisal, and consumer financial counseling services; providing tax planning and preparation services; providing check guaranty and collection agency services; engaging in limited real estate investment activities;
underwriting, brokering, and selling credit life and disability insurance; engaging in certain other limited insurance activities;
providing discount brokerage services; underwriting and dealing in certain government obligations and money market instruments and providing portfolio investment advice; acting as a futures commission merchant with respect to certain financial instrument transactions; providing foreign exchange advisory and transactional services; making investments in certain corporations for projects designed primarily to promote community welfare; and owning and operating certain healthy savings and loans associations. Although the Company has no present intention of engaging in any of these services, if circumstances should lead the Companys management to believe that there is a need for these services in the banks marketing area and that such activities could be profitably conducted, the management of the Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.

Location and Service Area

     The Bank is a full service bank offering a variety of services to satisfy the needs of the consumer and commercial customers in the area. The principal services offered by the Bank include most types of loans, including commercial, consumer and real estate loans.

    The Company operates from five branches located
                      throughout
Kent County. The Company draws most of its customer deposits and conducts most of its lending transactions from within its primary service area, which encompasses Kent and Queen
Annes Counties, Maryland.

     The principal components of Kent Countys economy are agriculture and light industry. The County is also growing as a tourist and retirement area. The tourist business is centered primarily in Chestertown and Rock
Hall.  There is a large retirement
community, Heron Point, located in Chestertown. The seafood business, once prominent, is in decline. There are three healthcare facilities located in Chestertown. Agriculture and agriculturallyrelated businesses are the largest overall employers in the county.
There are several light industry companies. The largest industrial employers are Chestertown
Foods and KRM, Inc., the holding
company for Dixon Valve and Coupling.



Banking Services

 The Bank offers a full range of deposit services that
                          are
typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the
Banks principal market area at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirements Accounts
(IRAs).  All deposits are insured by the Federal
Deposit Insurance Corporation (the
FDIC) up to the maximum amount allowed by law
(generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

   The Company, through the Bank, also offers a full
                       range of
short- to medium-term commercial and personal loans.
Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Company also originates mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank may make any loans to any director, officer, or employee (except for commercial loans to directors who are not officers or employees) unless the loans are approved by the Board of Directors of the bank. The Board of Directors must review any such loans every six months.

 Other bank services include cash management services,
                         safe
deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Company is associated with the Honor network of automated teller machines that may be used by Bank customers throughout Maryland and other regions. The Company also offers credit card services through a correspondent bank.

Competition

     The Company faces strong competition in all areas of its operations. The competition comes from entities operating in Kent and Queen Annes Counties, Maryland and includes branches of some of the largest banks in Maryland and surrounding states. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations, and credit unions operating in its service areas.
The banks compete for deposits with money market mutual funds and corporate and government securities. The banks compete with these same banking entities for loans, as well as mortgage banking companies and other institutional lenders.
The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market, and other factors which are not readily predictable.

Employees

  As of December 31, 1998, the Bank employed 54 full-
                       time and
12 part-time employees. The Companys operations are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. Relations with employees are considered to be good.

SUPERVISION AND REGULATION

   Banks and bank holding companies are extensively
                       regulated
under both federal and state law. These laws and regulations are intended to protect depositors, not stockholders.
To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in the applicable law or regulation may have a material effect on the business and prospects of the Company and the Bank.

The Company

     Because it owns the outstanding common stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the
BHCA). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the
Federal Reserve may require. The Companys and the Banks activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.



     Investments, Control, and Activities. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or
indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank
(unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

     In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring control of a bank holding company, such as the Company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Because the Companys Common Stock is registered under the Securities Exchange Act of 1934, under Federal Reserve regulations control will be rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities of the Company. The regulations provide a procedure for challenge of the rebuttable control presumption.

     Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare.

     Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to its bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary
(other than a nonbank subsidiary of a bank) upon the Federal Reserves determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institutions financial condition. The
Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Companys equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

The Bank

     General. The Bank operates as a state nonmember banking association incorporated under the laws of the State of Maryland.
 It is subject to examination by the FDIC and the State Bank Commissioner. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The Commissioner and FDIC regulate or monitor all areas of the Banks operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuances of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The
FDIC requires the Bank to maintain certain capital ratios and imposes limitations on the banks aggregate investment in real estate, bank premises, and furniture and fixtures. The
Bank is required by the FDIC and the Commissioner to prepare quarterly reports on the banks financial condition.

     Under FDICIA, all insured institutions must undergo periodic on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.




     Transactions With Affiliates and Insiders.  The
Bank is subject to Section 23A of the Federal Reserve
Act, which places limits on the amount of loans or extensions of credit to, or investment in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts.
The Bank is also subject to Section 23B of the Federal
Reserve Act which, among
other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliate companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

     Branching. Under Maryland law, the Bank may open branches state-wide, subject to the prior approval of the Commissioner and the FDIC. Maryland law permits banking organizations in other states to acquire Maryland banking organizations, as long as such states grant similar privileges for acquiring banking organizations in their states to banking organizations in Maryland, by opening a de novo branch, by acquiring an existing branch from a Maryland depository institution, or as a result of an interstate merger with a
Maryland banking organization.

      Community Reinvestment Act.  The Community
                   Reinvestment Act
requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low and moderate income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank received a satisfactory rating in its most recent evaluation.

     Other Regulations. Interest and certain other charges collected or contracted for by the Bank is subject to state usury laws and certain federal laws concerning interest rates.
Loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal
Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit, the Fair
Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds
Transfer Act and Regulation E
issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Deposit Insurance

  The deposits of the Bank are currently insured to a
                        maximum
of $100,000 per depositor, subject to certain aggregation rules.
 The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. During 1996, the FDIC revised the range of premiums from $.00 to $.31 per $100 in deposits.

     The assessment rate for the Bank is currently
$1,000 for each six-month period. In addition to the FDIC assessment, banks are required to pay an assessment to the Financing
Corporation (FICO) to service the interest on its bond obligations. The insurance assessment will remain at $.00 to $.31 per $100 in deposits through June 1999. Any increase in deposit insurance premiums for the banks will increase the Banks cost of funds, and there can be no assurance that such costs can be passed on to the Banks customers.

Dividends

  The principal source of the Companys cash revenues
                         comes
from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Banks earnings and capital position and is limited by federal and state laws, regulations, and policies. The Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which earnings are impaired.

     The Companys ability to pay any cash dividends to its shareholders in the future will depend primarily on the Banks ability to pay dividends to the Company. In order to pay dividends to the Company, the Bank must comply with the requirements of all applicable laws and regulations. Under Maryland law, the Bank must pay a cash dividend only from the following, after providing for due or accrued expenses, losses, interest, and taxes:
(i) its undivided profits, or (ii) with the prior approval of the Commissioner, its surplus in excess of 100% of its required capital stock. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital
Regulations" below. See Item 5 for a discussion of dividends paid by the Bank in the past two years.

   In addition to the availability of funds from the
                       Bank, the
future dividend policy of the Company is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, cash needs, and general business conditions. If dividends should be declared in the future, the amount of such dividends presently cannot be estimated and it cannot be known whether such dividends would continue for future periods.

Capital Regulations

     The federal bank regulatory authorities have adopted riskbased capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets.
The resulting capital ratios
represent qualifying capital as a percentage of total riskweighted assets and off-balance sheet items. The guidelines are minimums, and the regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders equity before the unrealized gains and losses on securities available for sale, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles, and excludes the allowance for loan and lease losses.
Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

Under the guidelines, banks and bank holding companies assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets.
Most loans are assigned to the 100%
risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States
Treasury or United States Government agencies, which have a 0% rating.

     The federal bank regulatory authorities have also implemented a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The minimum required leverage ratio for top-rated institutions is 3%, but most institutions are required to maintain an additional cushion of at least 100 to 200 basis points.

   FDICIA established a new capital-based regulatory
                        scheme
designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. To qualify as a well capitalized institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 riskbased ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1998, the Company and the Bank were qualified as well capitalized. See Item 6. Managements Discussion and
Analysis or Plan of Operation Capital.

Item 2. Description of Property

 The Company owns its main office facility located at
                          100
Spring Avenue in Chestertown, Maryland 21620, which is being expanded. The original building is approximately 12,000 square feet. The main office is also a full service branch. The Company also maintains branches at the following locations, each of which is owned by the Company:





                                             Location
Approximate square footage
          600 Washington Avenue, Chestertown, Maryland
21620
3,500
          166 North Main Street, Galena, Maryland
          21635     2,000 21337 Rock Hall Avenue, Rock
          Hall, Maryland 21661
2,000
     31905 River Road, Millington, Maryland 21651 see comment below

    The Millington branch is currently housed in a
                       temporary
trailer.  A permanent facility is planned for 1999.

  Proof and bookkeeping operations are centralized at
                          the
Washington Avenue Branch.

     Each branch has a manager that also serves as its loan officer. All offices participate in normal day-to-day banking operations.

Item 3. Legal Proceedings

     There are no material pending legal proceedings to which the Company or the Bank or any of their properties are subject.

Item 4. Submission of Matters to a Vote of Security
Holders

     There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 1998.

PART II

Item 5. Market for Common Equity and Related
Stockholder Matters

     The Companys Articles of Incorporation authorize it to issue up to 1,000,000 shares of the common stock.

   As of March 4, 199, there were approximately 546
                      holders of
record of the common stock and 855,088 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. The development of a trading market may be inhibited because a large portion of the Companys shares is held by insiders. Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions.

All outstanding shares of common stock of the Company
                         are
entitled to share equally in dividends from funds
legally available, when, as, and if declared by the
Board of Directors.   The Company paid dividends of
$.93 per share in 1998, and $.64  per share in 1997.
In 1997 the Company issued a stock split effected in the form of a 200% stock dividend.

Item 6. Managements Discussion and Analysis or Plan of Operation

BUSINESS OF THE COMPANY

     Peoples Bancorp, Inc. (the Company) was
incorporated as a Maryland corporation on December
10, 1996.  The Company
acquired Peoples Bank of Kent County, Maryland,
Chestertown, Maryland (the Bank) on March 24, 1997.
The Company was organized to become the holding company for the Bank under the Federal Bank Holding
Company Act of 1956, as amended. Currently, the Bank is the Companys only subsidiary and the Companys only business is its investment in all of the issued and outstanding shares of the Banks voting common stock.

Peoples Bancorp, Inc. (the Company) was incorporated
                         as a
Maryland corporation on December 10, 1996, to become a one-bank holding company by acquiring all of the capital stock of Peoples Bank of Kent County, Maryland,
Chestertown, Maryland (the Bank). The Bank was incorporated under the laws of the State of Maryland in 1910. The
Bank is a full-service commercial bank offering a variety of services to satisfy the needs of consumers and small-tomedium-sized businesses and professional enterprises. The Bank operates five branches located entirely in Kent County, Maryland. The Bank draws most of its customer deposits and conducts the bulk of its lending business within its primary service area which encompasses all of Kent County, northern Queen Annes County, and southern Cecil
County, Maryland.
  This primary service area is located between the
                   Chesapeake Bay
and the western boundary of Delaware.

The bank offers a full range of deposit services that
                         are
typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the bank offers certain retirement account services, such as Individual Retirement Accounts. The bank also offers a full range of short- to mediumterm commercial and personal loans. The bank originates mortgage loans, real estate construction and acquisition loans, as well as fixed rate and adjustable rate mortgages.
These loans generally have a demand feature. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Companys financial condition and results of operations should be read in conjunction with the Companys financial statements and related notes and other statistical information included elsewhere herein.

Overview

     Consolidated income of the Company is derived primarily from operation of the bank. The 1998 net income was
$1,782,896 compared to $1,754,615 for 1997.  This
produced a return on average equity of 11.11% and return on average assets of 1.46% for 1998, compared to returns of 11.42% and 1.53%, respectively for 1997.

Results of Operations

   The Company reported net income of $1,782,896, or
                       $2.06 per
share, for the year ended December 31, 1998, which was an increase of $28,281, or 1.61%, over the net income of $1,754,615, or $2.00 per share, for the year ended
December 31, 1997. The Company was able to maintain its net margin on earning assets but operating expenses increased as the result of opening a new branch in Millington.
The Company also recorded $30,709 from writing off the organization costs of forming the holding company. This expense is net of $15,820 and is the result of the early adoption of a new accounting standard.

     Net interest income increased $256,648, or 4.91%, to $5,482,040 in 1998, from $5,225,392 in
1997.  This increase
in net interest income was the result of an increase in interest revenue of $419,459 while interest expense increased by $162,811. Net interest income increased primarily because the balance of interest-earning assets grew faster than the balance of deposits and borrowed funds. The yield on interestearning assets decreased to 8.12% in 1998, from 8.16% in
1997, while the combined yield on deposits and borrowed funds decreased to 3.96% from 3.98% for the same period.

     The provision for loan losses was $25,841 in 1998, a decrease of $63,317 from the $89,158 provision in 1997. The decreased provision is the result of a $7,111 decrease in net charge-offs for 1998, creating a net charge-off of $418. The allowance as a percentage of gross loans was 1.01% for both years.

 Noninterest income and noninterest expense increased
                          by
11.79% and 9.53%, respectively during 1998, compared to 1997. Discussion of these items is presented later under their respective headings.

Net Interest Income

     The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the
Companys funding sources.  The table "Average
Balances, Income and Expenses, and Rates" which follows shows the
Companys average volume of interest-earning assets and interestbearing liabilities for 1998 and 1997, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table Analysis of Changes in Net Interest Income shows the amount of net interest income change from rate changes and from activity changes.

The key performance measure for net interest income is
                          the
net margin on interest-bearing assets, or net interest income divided by average interest-earning assets.
The Companys net interest margin for 1998, was 4.80% compared to
4.82% for 1997. Management of the Company expects to maintain the net margin on interest-earning assets.
The net
margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on managements judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of managements expectations cannot be assured.

Average Balances, Interest, and Yields


For the Year Ended




For the Year Ended




December 31, 1998




December 31, 1997




Average




Average




balance
Interest
Yield


balance
Interest
Yield

Assets

















Federal
funds sold
5766933
308291
5.35
%

1158306
64472
5.57
%
Investment

securities

:









   U. S.
 Treasury
13786945
806432
5.85
%

21847352
1259818
5.77
%
  U. S.
Agency
6005619
323880
5.39
%

4156745
234029
5.63
%
 State and
 municipal
0
0
0
%

104640
9123
8.72
%
  Other
361466
26232
7.26
%

93006
798
0.86
%
 Total investment
    securities
20154030
1156544
5.74
%

26201743
1503768
5.74
%
Loans:









  Demand and time
14728796
1328998
9.02
%

13805156
1389219
10.06
%
  Mortgage
72048388
6196039
8.60
%

66286187
5672075
8.56
%
  Installment
2940206
326931
11.12
%

2354627
265078
11.26
%
   Total loans
89717390
7851968
8.75
%

82445970
7326372
8.89
%
Allowance for loan
losses
897395


816481



 Total loans, net of
      allowance
88819995
7851968
8.84
%

81629489
7326372
8.98
%
Total interest-
earning assets
114740958
9316803
8.12
%

108989538
8894612
8.16
%





Noninterest-bearing
cash
2996352


2496262



Premises and
equipment
2615467




1745555



Other assets
1613737


1467368



        Total assets
121966514


114698723













Liabilities and

Stockholders Equity

















Interest-bearing

Deposits

















  Savings and NOW
deposits
28287997
700456
2.48
%

27724729
705567
2.54
%
  Money market and
supernow
9481124
263814
2.78
%

7863097
209030
2.66
%
  Other time deposits
49059920
2692545
5.49
%

48346940
2623974
5.43
%
Total interest-bearing
deposits 86829041
3656815
4.21
%

83934766
3538571
4.22
%
Borrowed funds
4727614
150857
3.19
%

3182718
106290
3.34
%
Total interest-bearing
liabilities 91556655
3807672
4.16
%

87117484
3644861
4.18
%
Noninterest-bearing
deposits 13669913




11686894




105226568


98804378



Other liabilities
688181
536328



Stockholders
equity
16051765


15358017



        Total

liabilities and


stockholders
equity 121966514




114698723



Net interest
spread




3.96
%



3.98
%
Net interest
income

5509131


5249751










Net margin on interest-earning
assets
4.80
%



4.82
%


Analysis of Changes in Net
Interest Income


Year ended December 31,


Year ended December 31,



1998 compared with 1997


1997 compared with 1996



variance due to


variance due to



Total
Rate
Volume
Total
Rate
Volume
Earning assets






  Interest bearing deposits
0
0
0
-6475
0
-6475
  Federal funds sold
243819
-12700
256519
-153916
1409
-155325
  Investment
securities:
    U. S. Treasury
-453386
11414
-464800
59807
50894
8913
    U. S. Agency
89851
-14242
104093
-102913
15243
-118156
 State, county, and
     municipals
-9123
0
-9123
-11781
-1115
-10666
    Other
25434
23131
2303
-3386
-4309
923
  Loans:






    Demand and time
-60221
-153167
92946
97222
19613
77609
    Mortgage
523964
30895
493069
473544
-172760
646304
    Installment
61853
-4070
65923
-2563
1601
-4164
        Total
interest revenue
422191
-118740
540931
349539
-89424
438963







Interest-bearing
liabilities












  Savings and NOW
     deposits
-5111
-19446
14335
-29579
6662
-36241
 Money market and
     supernow
54784
11711
43013
23022
16377
6645
  Other time
deposits
68571
29875
38696
-76632
-71583
-5049
  Other borrowed
funds
44567
-7026
51593
49970
10496
39474
        Total
interest expense
162811
15174
147637
-33219
-38048
4829







Net interest
income
259380
-133914
393294
382758
-51376
434134

Interest on tax-exempt securities are reported on fully taxable equivalent basis.






The variance that is both rate/volume related is reported with the rate variance.







Composition of Loan Portfolio

  Because loans are expected to produce higher yields
                         than
investment securities and other interest-earning assets
(assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $88,819,995 and $81,629,489 during 1998 and 1997, respectively, which constituted 77.41% and 74.90% of average interest-earning assets for the respective periods.
At December 31, 1998, the Companys loan to deposit ratio was 82.10% compared to 86.83% at December 31, 1997, while the 1998 average loans to average deposits were 88.38%. The Company extends loans primarily to customers located in and near Kent, Queen Annes and Cecil Counties, Maryland.
There are no industry concentrations in the Companys loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and its performance will be influenced by the real estate market in the region.

 The following table sets forth the composition of the Companys loan portfolio as of December 31, 1998 and 1997, respectively.





Composition of Loan Portfolio


December 31,




1998

1997
Percent

Percent

Amount
of total
Amount
of total
Commercial
13989837
15.67%
12789753
14.75%
Real estate  residential
33348619
37.35%
33503212
38.64%
Real estate  - commercial
34869397
39.05%
33890358
39.09%
Construction
2435864
2.73%
1772198
2.04%
Consumer
4645552
5.20%
4741988
5.48%
      Total loans
89289269
100.00%
86697509
100.00%
Less deferred origination fees
203792

238883

Less allowance for credit losses
901139

875716

      Net loans
88184338

85582910


     The following table sets forth the maturity
                    distribution,
classified according to sensitivity to changes in interest rates, for selected components of the Companys loan portfolio as of December 31, 1998.
Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
December 31, 1998





Over one





One year
Through
Over five


or less
five years
years
Total





Commercial
12969113
1020724
0
13989837
Real estate - residential
13758123
19590496
0
33348619
Real estate  - commercial
20571625
14297772
0
34869397
Construction
2435864
0
0
2435864
Consumer
2637636
2007916
0
4645552
      Total
52372361
36916908
0
89289269





Fixed interest rate
24865835
32211888
0
57077723
Variable interest rate
27506526
4705020
0
32211546
      Total
52372361
36916908
0
89289269

     As of December 31, 1998, $32,211,546, or 36.08%,
of the total loans were either variable rate loans or loans written on demand.

  The Company has the following commitments, lines of
                        credit,
and letters of credit outstanding as of December 31, 1998 and 1997, respectively.





1998
1997





      Check loan lines of credit


350035
302355
      Mortgage lines of credit


5217816
4507300
      Commercial lines of credit


8537798
7440628
       Construction loan commitments
969393
973741
       Standby letters of credit


846861
887134
                Total

15921903
14111158

     Loan commitments are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments may have interest fixed at current rates, fixed expiration dates, and may require the payment of a fee. Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Loan commitments and letters of credit are made on the same terms, including collateral, as outstanding loans. The Companys exposure to credit loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment. Management is not aware of any accounting loss the Company will incur by the funding of these commitments.

Loan Quality

 The allowance for loan losses represents a reserve
                         for
potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon managements judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, managements judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

     For significant problem loans, managements review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. Although the Company has a history of low loan chargeoffs, its current policy is to maintain an allowance of approximately 1.00% of gross loans unless managements evaluation of the risk associated with each loan indicates that the allowance should be higher. This allowance may be increased for reserves for specific loans identified as substandard during managements loan review. Generally, the Company will not require a negative provision to reduce the allowance as a result of either net recoveries or a decrease in loans. This may cause the allowance as a percentage of gross loans to exceed the Companys target of 1.00%.

 The table Allocation of Allowance for Loan Losses
                        which
follows shows the specific allowance applied by loan type and also the general allowance included in the December 31, 1998 and 1997, allowance for loan losses.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate.
As of both December 31, 1998 and 1997, the allowance for loan losses was 1.01%.
Allocation of Allowance for
Loan Losses


1998


1997


Commercial
101049
11.21
%
83595
9.55
%
Real estate - residential
262023
29.08

216280
24.70

Real estate  - commercial
360103
39.96

299070
34.15

Consumer
74641
8.28

70477
8.05

General
103323
11.47

206294
23.55

           Total
901139
100.00
%
875716
100.00
%



Allowance for Loan Losses



1998
1997




Balance at beginning of year
875716
794087


Loan losses:



  Commercial

0
0
  Mortgages

0
0
  Consumer

2269
8203
                Total loan
losses
2269
8203


Recoveries on loans previously

charged off



  Commercial

0
0
  Mortgages

0
0
  Consumer

1851
674
                Total loan
recoveries

1851
674




Net loan losses

418
7529
Provision for loan losses
charged to expense

25841
89158
Balance at end of year

901139
875716


Allowance for loan losses to loans outstanding



 at end of year

1.01%
1.01%




Net charge-offs to average loans

0.00%
0.01%

 As a result of managements ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrowers financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received.
A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

 The Company had nonperforming loans of $1,114,132 and
$842,183 at December 31, 1998 and 1997, respectively.
Where real estate acquired by foreclosure and held for
                        sale is
included with nonperforming loans, the result
comprises nonperforming assets. Nonperforming assets
at December 31, 1998, totaled $1,114,132 compared to
$1,187,252 as of
December  31, 1997.  Management sold all properties
held as other real estate during 1998.   Loans are
classified as
impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 1998 or 1997.

Liquidity and Interest Rate Sensitivity

The primary objective of asset/liability management is
                          to
ensure the steady growth of the Companys primary source of earnings, net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals.
Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits.
   Average liquid assets (cash and amounts due from
                        banks,
interest bearing deposits in other banks, federal funds sold, and investment securities) were 28.77% of average deposits for 1998, compared to 31.22% for 1997.

     Interest rate sensitivity may be controlled on either side of the balance sheet. On the asset side, management can exercise some control on maturities. Also, loans may be structured with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. The Companys investment portfolio, including federal funds sold, provides the most flexible and fastest control over rate sensitivity since it can generally be restructured more quickly than the loan portfolio.

    On the liability side, deposit products can be
                     restructured
so as to offer incentives to attain the maturity distribution desired. Competitive factors sometimes make control over deposits more difficult and less effective.

     Interest rate sensitivity refers to the
responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate-sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate-sensitive assets and liabilities to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize the overall interest rate risk to the Company.

     The asset mix of the balance sheet is
continually evaluated in terms of several variables;
yield, credit quality, appropriate funding sources, and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

     The interest rate sensitivity position at December 31, 1998, is presented in the table Interest
Sensitivity Analysis.
The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.
The Company was liability-sensitive for the first twelve month time horizon and asset-sensitive thereafter. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.










Interest
Sensitivity
Analysis

December 31, 1998







After three









Within
but within
After one




three
Twelve
but within

After


months
Months
five years

five years
Total
Assets






Earning assets

  Federal funds
sold
7244554
0
0

0
7244554
   Investment
   securities






       available
for sale 2000313
3524688
14101113

354800
19980914
held to maturity
19734
3980401
1501793

67998
5569926
  Loans
32701883
19670478
36916908

0
89289269
Total earning
assets 41966484
27175567
52519814

422798
122084663







Liabilities



Interest-bearing

liabilities




  Money market and
Supernow 10156459
0
0

0
10156459
    Savings and NOW
       deposits
30020180
0
0

0
30020180
 Certificates $100,000
       and over
1513812
1784086
5492045


8789943
  Certificates under
       $100,000
6775871
16826778
20022351

2871
43627871
   Securities sold
under agreements
      to repurchase
3309357
600000
428784

0
4338141
Total interest-bearing
liabilities 51775679
19210864
25943180

2871
96932594







Period gap
-9809195
7964703
26576634

419927
25152069

Cumulative gap
-9809195
-1844492
24732142

25152069
25152069







Ratio of cumulative gap to












 total earning assets
-8.03%
-1.51%
20.26%

20.60%
20.60%

     The table Investment Securities Maturity
Distribution and Yields shows that as of December 31, 1998, $9,545,359 of the investment portfolio matures in one year or less. The balance of the debt securities mature within five years except for mortgage-backed securities, which have expected maturities within 10 years. Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines of credit available from correspondent banks at December
31, 1998, was $6,000,000. Additionally, the Company has an unused line of credit of $15,000,000 from the Federal
Home Loan Bank of Atlanta which is secured by the residential mortgages of the Bank.














Investment Securities Maturity Distribution and Yields


1998
1997


Carying
Yearend
Carying
Yearend

value
Yield
value
yield





U.S. Treasury




   One year or
less
9525137
6.01%
7998550
5.62%
Over one through
   five years
2051251
5.41%
9526335
6.02%
Total U.S.
Treasury
11576388
5.90%
17524885
5.83%





U.S. Government
agency




   One year or
less
20222
8.84%
2506333
5.96%
Over one through
   five years
13549486
5.00%
1536860
6.71%
Over five through
    ten years
69678
7.20%
86856
7.20%
Total U.S.
Government agency
13639386
5.02%
4130049
6.27%





Total debt securities
25215774
5.42%
21654934
5.92%





Federal Home Loan Bank stock
354800

342900






Total securities
25570574

21997834


Deposits and Other Interest-Bearing Liabilities

     Average interest-bearing  liabilities  increased
$4,439,171, or 5.10 %, to  $91,556,655 in  1997,  from
$87,117,484 in
1997. Average interest-bearing  deposits  increased
$2,894,275, or 3.45%, to  $86,829,041 in  1998, from
$83,934,766 in 1997, while average demand deposits increased $1,983,019, or 16.97% to $13,669,913 in
1998, from $11,686,894 in 1997.  At December
31,
1998, total deposits were $107,410,703, compared to $98,561,827 at December 31, 1997, an increase of 8.98%.

     The following table sets forth the deposits of the Company by category as of December 31, 1998 and 1997, respectively.



December 31,













1998




1997





Percent of
Percent of



Amount
deposits

Amount
deposits

Demand deposit
accounts

14816250
13.79
%
13708219
13.91
%
Savings and NOW
accounts

30020180
27.95

27335924
27.73

Money market and
Supernow accounts

10156459
9.46

9455226
9.59

Time deposits less
than $100,000

43627871
40.62

39944071
40.53

Time deposits of
$100,000 or more

8789943
8.18

8118387
8.24









           Total
deposits

107410703
100.00
%
98561827
100
%

 Core deposits, which exclude certificates of deposit
                          of
$100,000 or more, provide a relatively stable funding source for the Companys loan portfolio and other earning assets. The Companys core deposits increased
$8,177,320 during 1998.
Deposits, and particularly core deposits, have been the Companys primary source of funding and have enabled the
Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Companys primary source of funding in the future. The maturity distribution of the Companys time deposits over $100,000 at December 31, 1998, is shown in the following table.


December 31, 1998




















After six











After three
through




Within three
Through
twelve

After twelve


months
six months
months

months
Total
Certificates of deposit of $100,000






  or more
1513812
899121
884965
5492045
8789943

     Large certificate of deposit customers tend to be extremely sensitive to interest rate levels, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not accept brokered deposits.

Noninterest Income

     Noninterest income for 1998 was $592,458,
compared to noninterest income in 1997 of $529,990, an
increase of
$62,468, or 11.79%.  Service charges income has
increased with the increased volume in deposits.
During 1998, the
Company collected a full year of fees for automatic
teller machine usage from noncustomers, increasing
noninterest income
by $12,360.
 The following table presents the principal components
                          of
noninterest income for the years ended December 31,
1998
and 1997, respectively.

Noninterest Income






1998
1997







Service charges on deposit accounts








467497
427179
Securities gains




0
1845
Other noninterest revenue




124961
100966



  Total noninterest income
592458
529990







Noninterest income as a percentage of average total assets








0.49%
0.46%

Noninterest Expense

     Noninterest expense increased by $277,701, or 9.53%, from $2,913,384 in 1997 to $3,191,085 in
1998.  Increased
personnel costs of $161,306 were due to annual raises and additional staff for the new Millington branch. Other operating expenses have increased with the growth in deposits and the opening of the Millington branch.

     The following table presents the principal components of noninterest expense for the years ended December 31,
1998 and 1997, respectively.














Noninterest Expense



















1998
1997







Compensation and
related expenses




2030624
1869318
Occupancy expense




147218
131520
Furniture and
equipment expense




135221
93390
Advertising




34331
26443
Business Manager




22377
30104
Correspondent bank
fees




36434
37802
Data processing




204200
194460
Deposit insurance




11602
11364
Director fees




72556
59341
Insurance




22886
28269
Office supplies




42844
50751
Other real estate
holding costs




5887
0
Writedown of other
real estate




18986
-12294
Postage




69796
68509
Printing and
stationery




56414
39963
Professional fees




75190
83701
Telephone




32842
30830
Other




171677
169913
 Total noninterest
      expense

3191085
2913384







Noninterest expense as a percentage of average total assets








2.62%
2.54%

Capital

     Under the capital guidelines of the Federal
Reserve Board and the FDIC, the Company and the bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain intangibles.
In addition, the Company and the bank must maintain a minimum Tier
1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.

     At December 31, 1998, the Company and the bank exceeded their regulatory capital ratios, as set forth in the following table.
Analysis of Capital



1998

1997


Required
Consolidated

Consolidated


Minimums
Company
Bank
Company
Bank
Total risk-based capital ratio
8.0%
17.9%
17.5%
18.8%
18.5%
Tier I risk-based capital
ratio
4.0%
17.0%
16.6%
17.8%
17.5%
Tier I leverage ratio
3.0%
12.7%
12.4%
13.7%
13.4%

Accounting Rule Changes

     FASB Statement No. 130, Reporting
Comprehensive Income requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income of the Company includes unrealized gains and losses on securities available for sale, net of tax. The Statement is effective for years beginning after December 15, 1997. The Company adopted the standard in the financial statements for the year-ended December 31, 1998 with restatement of prior periods.

FASB Statement No. 131, Disclosures about Segments of
                         an
Enterprise and Related Information requires that a public company report financial and descriptive information about its reportable operating segments.
Operating segments
are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This
Statement was effective for financial statements for periods beginning after December 15, 1997.
The standard had no effect on the Companys financial statements.

     FASB Statement No. 132, Employers Disclosures about Pension and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106 standardizes the disclosure requirements for pension and postretirement benefits.
It requires additional information on the changes in benefit obligations and fair values of plan assets and eliminates certain disclosures that are not longer useful. It was effective for fiscal years beginning after December 15, 1997. The pension disclosures have been restated to conform to this pronouncement.

   FASB Statement No. 133, Accounting for Derivative
Instruments and Hedging Activities requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It is effective for fiscal years beginning after June 15, 1999. The Company has no derivatives and expects no additional disclosures from the adoption of this statement.

          FASB Statement No. 134, Accounting for
Mortgage-Backed Securities Retained after the
Securitization of
Mortgage Loans Held for Sale by a Mortgage Banking
Enterprise, is an amendment of FASB Statement No.65.
After the
securitization of a mortgage loan held for sale, any retained mortgage-backed securities shall be classified in accordance with the provisions of Statement 115. However, a mortgage banking enterprise must classify as trading any mortgage-backed securities that it commits to sell before or during the securitization process. This Statement shall be effective for the first fiscal quarter beginning after December 15, 1998. The Company does not engage in the activities described by this statement.

          Statement of Position 98-5 of the Accounting
Standards Executive Committee of the American
Institute of
Certified Public Accountants, Reporting on the Costs
of Start-up Activities, requires that start-up costs
and organization
costs be expensed as incurred.   Prior to 1998,
organization costs were amortized over five years.
This Statement, which is effective for fiscal years beginning after December 15, 1998, requires that the unamortized balance of organization costs be written off when the statement is adopted. The Company elected early adoption of this pronouncement. The cumulative effect of changing to this accounting method was a reduction of earnings of $30,709, net of income taxes.

Impact of Inflation

     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the
Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Companys performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. See
Liquidity and Interest Rate Sensitivity above.

Industry Developments

     Certain recently enacted and proposed
legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institution industry.
The Company is unable at this time to assess the impact of this legislation on its financial condition or results of operations.


Year 2000 Issues

 The Company has determined the scope of the Year 2000
                         issue
(Y2k) as it relates to the operation of the bank.
The internal systems have been tested and those found not to be compliant will be compliant before the end of 1999.
Management formed a committee that has contacted vendors and large customers to assess and educate major suppliers and borrowers of the Y2k issue. Should large borrowers not sufficiently address this area, the Company may experience an increase in loan defaults. Management is working with borrowers to minimize the Banks exposure from borrowers failure to plan for Y2k.

 The financial nature of banks makes them dependent
                         on
computer systems. The Committee has reviewed the testing done by the Banks third party data processor. Although most applications have passed the tests performed, one deposit application is in the process of correction.
Future testing of failed systems will be done and completed by June 30,1999.

     The Company incurred no significant incremental
Y2k compliance costs during 1998. Management estimates that the cost of making all applications compliant in 1999 and the cost of educating customers will be $20,000.

Item 7. Financial Statements

     In response to this Item, the information included on pages 7 through 12 of the Companys Annual
Report to Shareholders
for the year ended December 31, 1998, is incorporated herein by reference.

PART III
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     Not applicable.

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

     COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of
1934 requires the Companys directors, executive officers and persons who own more than ten percent of the Companys
Stock (a Section 16 Insider) to file monthly reports and an annual report with both the Securities and Exchange
Commission and the National Association of Securities
Dealers.
Based on a review of the reports submitted to the Company, the Company believes that all Section 16(a) reporting requirements applicable to the Companys directors, officers and 10% Shareholders were satisfied , buy not on a timely basis because of misunderstandings due to first time filings.

Item 10. Executive Compensation

     EXECUTIVE COMPENSATION

The following table sets forth the compensation paid
                         or
allocated for services rendered to the Company in all capacities during the years ended December 31, 1996, 1997 and 1998 to the chief executive officer of the Company. The
Compensation of other members of executive management is not required to be provided because the base compensation of each of such individuals does not exceed $100,000.

SUMMARY COMPENSAION TABLE

                                             Salary
     Bonus
Name and Principal Position
Year     ($)
($)
     --------------------------------
-----     --------  --------

     E. Roy Owens, Chairman and President and
CEO     1998 122,000   18,915

     E. Roy Owens, Chairman and President and
CEO     1997 118,000    18,971

     E. Roy Owens, Chairman and President and
CEO     1996 112,500    14,786

The Company has no employment agreements, termination
                         of
employment, or change-in-control agreements or understandings with any of its directors, executive officers or any other party.
Item 11. Security Ownership of Certain Beneficial
Owners and Management
 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth, as of December 31, 1998, certain information concerning shares of the Common Stock of the Company beneficially owned by ( i
) the chief executive officer of the company; ( ii ) all directors and nominees for directors of the Company; ( iii
) all directors and officers of the Company as a group.

                                                       Amount and Nature of
Beneficial           Percent of

Name and address of Beneficial Owner (11)
Ownership (1)                  Class (1) ----------
---------------------------------------------------
---------------              ----------
--
Directors:

Robert W. Clark, Jr.
5,505(2)
*

LaMonte E. Cooke
20
*

Gary B. Fellows
20
*

Herman E. Hill, Jr.
4,405(3)
*

Elmer E. Horsey
720(4)
*

Arthur E. Kendall.
2,031
*

P. Patrick McClary
5,226
*

Robert A. Moore..
6,315(5)
*

E. Roy Owens.
3,945(6)
*

Alexander P. Rasin, III.
29,500(7)
3.44%

Stefan R. Skipp.
30,000(8)
3.50%

Thomas G. Stevenson...
11,085(9)
 .29%

Elizabeth A. Strong...
30
*

William G. Wheatley
6,928(10)
*

All Directors and Executive Officers of the Company
       as a group (15 persons)..
108,495 12.64%
-------------------------------
*     Less than 1%

(1) Unless otherwise indicated, the named person has sole voting and investment power with respect to all shares. (2) Includes 2,664 shares owned by Mr. Clarks minor children. Excludes 401 shares owned by Mr.
Clarks wife.
(3) Includes 4,089 shares owned jointly by Mr. Hill and his wife. Excludes 165 shares owned by Mr. Hills wife.
(4) Excludes 89,100 shares owned by Nylon Capital
Shopping Center, Inc. for which Mr. Horsey serves as
President, but
does not own any beneficial interest, and excludes 864 shares owned by Mr. Horseys wife.
(5) Includes 5,310 shares owned jointly by Mr. Moore and his wife. (6) Includes 1,365 shares owned jointly by Mr. Owens and his wife. Excludes 185 shares owned by Mr. Owenss wife.
(7) Includes 23,460 shares owned by a family trust.
Excludes 1,422 shares owned by Mr. Rasins wife.
(8) Includes 9,000 shares owned by a family estate/trust account. Excludes 1,800 shares owned by Mr. Skipps minor children.
(9) Includes 8,100 shares owned by three family trusts, and 1,500 shares owned by a family partnership.
(10) Includes 6,843 shares owned jointly by Mr.
Wheatley and his wife.  Excludes 9 shares owned by Mr.
Wheatleys wife.
(11) All directors and executive officers may be contacted at the Companys corporate offices by addressing correspondence to the appropriate person, care of Peoples Bancorp
Inc., 100 Spring Avenue, P. O. Box 210, Chestertown,
Maryland
21620-0210.

Item 12. Certain Relationships and Related
Transactions

     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the past year the Bank has had banking transactions in the ordinary course of its business with: ( i) its directors and nominees for directors; (ii) its executive officers; (iii) its 5% or greater shareholders; (iv) members of the immediately family if its directors, nominees for directors or executive officers and 5% shareholders; and (v) the associates of such persons on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with others. The extensions of credit by the Bank to these persons have not and do not currently involve more than the normal risk of collectibility or present other unfavorable features. At
December 31, 1998, the balance of the loans outstanding to directors, executive officers, owners of 5% or more of the outstanding Common Stock, and their associates, including loans guaranteed by such persons, aggregated $2,664,886, which represented approximately 16.37% of the Companys equity capital accounts.

     Alexander P. Rasin, III, a director of both the Company and the Bank, is a partner of the law firm of Rasin, Wright and Wootton which performs legal services for the Company and its subsidiaries. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.
     Robert A. Moore, a director of both the Company and the Bank, is Chairman of Dukes Moore Insurance
Agency, Inc.
an insurance brokerage firm through which the Company and the Bank place various insurance policies. The
Company and the
Bank paid total premiums for insurance policies placed by Dukes Moore Insurance Agency, Inc. in 1998 of
$88,077.
Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     3.1  Articles of Incorporation of the Company
                     (incorporated
by reference to Exhibit 3.1 of Registration Statement
Form
           S-4, File No. 33-99762).
 3.2  Bylaws of the Company (incorporated by reference
                          to
Exhibit 3.2 of Registration Statement Form S-4, File
          No. 33-99762).

     13   Annual Report to Shareholders for the year
ended
December 31, 1998.

     21   Subsidiaries of the Company.

(b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.


SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          PEOPLES BANCORP, INC.
          (Registrant)

Date:     March 26, 1999      By:  /s/ E. Roy Owens
               E. Roy Owens
         President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:      March 26, 1999     By:  /s/ Robert W.
Clark, Jr.
               Robert W. Clark, Jr.,
Director

Date:     March 26, 1999 By:   /s/
LaMonte E. Cooke
               LaMonte E. Cooke, Director

Date:     March 26, 1999 By:   /s/ Gary
B. Fellows
        Gary B. Fellows, Director

Date:     March 26, 1999 By:  /s/ Herman
E. Hill, Jr.
               Herman E. Hill, Jr.,
Director

Date:     March 26, 1999 By:   /s/ Elmer E.
Horsey
         Elmer E. Horsey, Director

Date:     March 26, 1999 By:   /s/  Arthur
E. Kendall
        Arthur E. Kendall, Director

Date:     March 26, 1999 By:    /s/ P.
Patrick McCleary
               P. Patrick McCleary,
Director
Date:     March 26, 1999 By:   /s/ Robert
A. Moore
         Robert A. Moore, Director

Date:     March 26, 1999 By:   /s/ E. Roy
Owens
          E. Roy Owens, President
                   and Chief Executive
Officer
Date:     March 26, 1999 By:   /s/ Alexander
P. Rasin, III
               Alexander P. Rasin, III,
Director

Date:     March 26, 1999 By:  /s/ Stefan R.
Skipp
         Stefan R. Skipp, Director

Date:     March 26, 1999 By:   /s/ Thomas
G. Stevenson
               Thomas G. Stevenson,
                   Executive Vice
                   President

Date:     March 26, 1999 By:   /s/
Elizabeth A. Strong
               Elizabeth A. Strong,
Director


Date:     March 26, 1999 By:   /s/ William
G. Wheatley
               William G. Wheatley,


Director












March 22, 1999 To our Shareholders,
Customers, and Friends:



     It is truly a pleasure, on behalf of our Board of Directors and our entire staff, to present this Annual Report to you for the year of 1998. Since your holding company is basically a shell type entity, most all of my comments will relate to the subsidiary, which is, as you know, Peoples Bank of Kent County, Maryland. I believe in my letter in last years annual report I made the statement that some exciting events had taken place during the year. As a result of those events, we can proudly say this past year has been equally or even more gratifying. We have achieved respectable results from those events, on which I will expand further in this letter. We are delighted to report, once again, our company produced record earnings and growth this past year. I am convinced that the efforts of researching and strategic planning of our Board of Directors and staff are directly responsible for the growth in these earnings and bottom line numbers in our statement of condition.

 I do not mean to overwhelm you with a raft of numbers
                          and
percentages since most of this information will be included in a section of this report. But, I do want to point out the fact that our total assets increased to $128,590,825 at year-end from $118,322,331 at the beginning of the year, representing an increase for the year of 8.68%. We are also grateful for the increase in earnings, which totaled $1,782,896 at year-end, as compared to $1,754,615 for the same period last year. We are indeed thankful for the opportunity to deliver these kinds of figures to you in this report. Certainly, a great deal of the performance of these numbers is a direct result of the manner in which our staff delivered our financial products and services to our customers.

 You will notice our consolidated stockholders equity
(including accumulated other comprehensive income) remains in a very healthy position, which is at $16,281,345 as of December 31, 1998 as compared to $15,854,505 one year ago. In comparing these figures with the outstanding common stock at year-end, we find that we have a book value of
$18.97 per share. By comparison, if we look at the book value at the end of 1993, we arrive at a total of $13.59 per share (restated due to a 200% stock dividend in 1997), which represents an annual growth rate of 6.90% over the past five years.
In addition, if you factor in the cash dividends your investment grows even larger. We are pleased that we have been able to achieve these levels in your equity position and you can trust that we will strive to keep these ratios moving forward as we continue to manage your investment in Peoples Bancorp and its subsidiary.

     As a result of our marketing efforts and the favorable trends in our economy, we were able to grow our loan portfolio by $2,601,428, or 3.04%. At year-end our total loan portfolio tallied $88,184,338 as compared to $85,582,910 a year earlier. Since our loan portfolio is our greatest incomeproducing asset, we are grateful for the devoted efforts of our loan officers for making it possible to give these results to you. In fact, our loan portfolio is the largest that it has ever been in the history of our company. It is most important to emphasize that our loan losses in recent years have been very minimal, as you will see by reviewing the analysis of loans and allowances for loan losses found in the Notes to Financial Statements.

  In my initial paragraph of this letter, I indicated
                         some
exciting events that have taken place this past year.
One of
them has been the opening of our Millington Branch in temporary facilities until we can have our permanent building constructed. We are getting close to finalizing our plans and we hope to break ground in the near future.
We are indeed
excited about this opportunity of growing your bank, and we are very pleased with the warm reception that we have experienced in Millington up to this point. Our branch staff has worked very hard in promoting our services in that locale and we are very appreciative of their efforts.


     Early in the year, we initiated a new service through Invest Financial Corporation that gives us the ability to offer security services, such as mutual funds, stocks, bonds, and some insurance products. We are indeed fortunate to have this service administered by one of our senior vice-presidents, H. Lawrence Lyons. As you know, most of us know Mr. Lyons as Larry, who is a certified financial planner as well as a licensed securities representative. We are really excited about this new service, so if you are interested in a financial plan I encourage you to give him a call for a private and confidential assessment of your financial goals. Please help us to advertise this new service by telling your family members and friends.
  You can be assured that the consultations will be
                      strictly
confidential. His office is at the main branch of our company located next to the post office in Chestertown, Maryland.

     We would be remiss if we did not mention something about the much publicized Y2K matters regarding electronic data equipment that may have problems functioning in the proper manner because of the year 2000 date.
Please be assured
that we are on top of this potential problem, and to date we have already tested many of our data processing operations. Our final testing should be completed by mid-year. Some of our equipment that has been obsolete for quite some time has been replaced with Y2K compliant features. Our best advice to you, as business people and individuals, is to be cautious with the Y2K problem and seek advice whenever you may have concerns about a transaction. The Federal Deposit
Insurance
Corporation has already audited our bank concerning
Y2K matters and has left some pointers on which we will follow up by midyear.

     After many months of toiling with the addition and renovations of our main office, we have scheduled an Open
House Celebration on May 12, 1999 from the hours of 3:00 P.M. to 8:00 P.M. Since this celebration will follow our
Annual Stockholders Meeting, we hope you will take time to visit with us and give us the opportunity to offer you personal tours before the general public begins to arrive.
We are very proud of the changes that we have made, and we are most anxious to personally show you around the premises.
Prizes will be awarded every hour with a grand prize awarded at 8:00
P.M. You will also receive a personal gift to commemorate the occasion on that day.

 So now, as we go forward into the next millennium,
                       we are
confident that our bank will prosper and grow with the community. We know that we could not even begin to make these statements without the unfailing support and dedication of our entire staff and Board of Directors, and we are most grateful for their loyalty and faithfulness.
On behalf of our entire
staff and Board of Directors, I want to especially thank our stockholders for their loyal support and confidence that they too are so willing to give as we strive to offer the best service possible to our customers and friends. We continue to look forward with great anticipation as we move closer to the 21st
Century in striving to promote an even stronger bond between your holding company and your independent community bank and the banking public, who deserve the best because of their faith in all of us.


                                        Respectfully
submitted,
                                        /s/ E. Roy
Owens
                                        E. Roy Owens
                                        Chairman and
President


EXHIBIT 13

ANNUAL REPORT TO
SHAREHOLDERS
FOR THE YEAR ENDED
DECEMBER 31, 1998


















Peoples Bancorp, Inc. Financial Statements December

31, 1998 BUSINESS OF THE COMPANY

Peoples Bancorp, Inc. (the Company) was
incorporated as a
Maryland corporation on December 10, 1996. The
Company acquired Peoples Bank of Kent County,
Chestertown, Maryland (the Bank) on March 24,
1997. The Company was organized to become the holding company for the Bank under the federal Bank
Holding Company Act of 1956, as amended.
Currently, the Bank is the Companys only subsidiary and the Companys only business is its investment in all of the issued and outstanding shares of the Banks voting common stock.

Peoples Bancorp, Inc. (the Company) was incorporated
                         as a
Maryland corporation on December 10, 1996, to become a one-bank holding company by acquiring all of the capital stock of Peoples Bank of Kent County, Chestertown,
Maryland (the Bank). The Bank was incorporated under the laws of the State of Maryland in 1910. The
Bank is a full-
service commercial bank offering a variety of services to satisfy the needs of consumers and small-to-medium-sized businesses and professional enterprises. The Bank operates five branches located entirely in Kent
County, Maryland.  The
Bank draws most of its customer deposits and conducts the bulk of its lending business within its primary service area which encompasses all of Kent county, northern Queen
Annes County, and southern Cecil County, Maryland.
This
primary service area is located between the Chesapeake
Bay and the western boundary of Delaware.

          The bank offers a full range of deposit
services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the banks offer certain retirement account services, such as Individual Retirement Accounts. The banks also offer a full range of short- to medium-term commercial and personal loans. The banks originate fixed rate mortgage loans and real estate construction and acquisition loans. These loans generally have a demand feature. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.

MANAGEMENTS DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion of the Companys financial condition and results of operations should be read in conjunction with the Companys financial statements and related notes and other statistical information included elsewhere herein.

Overview

     Consolidated income of the Company is derived primarily from operation of the bank. The 1998 net income was
$1,782,896 compared to $1,754,615 for 1997.  This
produced a return on average equity of 11.11% and return on average assets of 1.46% for 1998, compared to returns of 11.42% and 1.53%, respectively for 1997.
RESULTS OF OPERATIONS
   The Company reported net income of $1,782,896, or
                       $2.06 per
share, for the year ended December 31, 1998, which was an increase of $28,281, or 1.61%, over the net income of $1,754,615, or $2.00 per share, for the year ended
December 31, 1997. The Company was able to maintain its net margin on earning assets but operating expenses increased as the result of opening a new branch in Millington.
The Company also recorded $30,709 from writing off the organization costs of forming the holding company.
This expense is net of $15,820 and is the result of the early adoption of a new accounting standard.

 Net interest income increased $256,648, or 4.91%, to $5,482,040 in 1998, from $5,225,392 in 1997. This increase in net interest income was the result of an increase in interest revenue of $419,459 while interest expense increased by $162,811. Net interest income increased primarily because the balance of interest-earning assets grew faster than the balance of deposits and borrowed funds. The yield on interest-earning assets decreased to 8.12% in 1998, from 8.16% in 1997, while the combined yield on deposits and borrowed funds decreased to 3.96% from 3.98% for the same period.

     The provision for loan losses was $25,841 in 1998, a decrease of $63,317 from the $89,158 provision in 1997.
The decreased provision is the result of a $7,111 decrease in net charge-offs for 1998, creating a net charge-off of $418.
The allowance as a percentage of gross loans was 1.01% for both years.

 Noninterest income for 1998 was $592,458, compared to noninterest income in 1997 of $529,990, an increase of $62,468, or 11.79%. Service charges income has increased with the increased volume in deposits.
During 1998, the
Company collected a full year of fees for automatic teller machine usage from noncustomers, increasing noninterest income by $12,360.

 Noninterest expense increased by $277,701, or 9.53%,
                         from
$2,913,384 in 1997 to $3,191,085 in 1998.
Increased personnel costs of $161,306 were due to annual raises and additional staff for the new
Millington branch.
Other operating expenses have increased with the growth in deposits and the opening of the Millington branch.


BALANCE SHEETS
DECEMBER 31,

ASSETS



       1998
      1997
      1996




Cash and due from banks
3006344
3976505
4912984
Federal funds sold
7244554
2604868
1163607
Securities available for sale
19980914
13873611
20496399
Securities held to maturity (market value of $5,624,558,



  $8,136,502, and $8,384,388)
5589660
8124223
8386520
Loans, less allowance for loan losses of $901,139,



  $875,716, and $794,087
88184338
85582910
77446272
Premises and equipment
3033957
2337662
1200497
Accrued interest receivable
912965
990132
1017688
Other real estate owned
0
345069
224500
Deferred income taxes
153439
179779
180433
Other assets
484654
307572
224610
128590825
118322331
115253510




The accompanying notes are an integral part of these financial statements.





LIABILITIES AND STOCKHOLDERS EQUITY


       1998
       1997
       1996


Deposits



  Demand
14816250
13708219
11077187
  Savings and NOW
30020180
27335924
29817791
  Money market and Supernow
10156459
9455226
7444037
  Other time
52417814
48062458
47552926

107410703
98561827
95891941
Securities sold under repurchase agreements
4338141
3390120
3881705
Accrued interest payable
411077
391360
392449
Other liabilities
149559
124519
76028
Dividend payable
0
0
365000

112309480
102467826
100607123
Stockholders equity



  Common stock, par value $10 per share;

authorized

 1,000,000 shares; issued and outstanding 858,208

                     shares in

 1998, 875,573 shares in 1997, and 292,000 shares
                      in 1996
8582080
8755730
2920000
  Surplus
2920866
2920000
2920000
  Undivided profits
4767900
4167590
8822783

16270846
15843320
14662783
  Accumulated other comprehensive income
10499
11185
-16396

16281345
15854505
14646387





128590825
118322331
115253510




The accompanying notes are an integral part of these financial statements.





STATEMENTS
OF INCOME
YEARS ENDED
DECEMBER 31,

      1998

      1997

      1996

INTEREST

REVENUE





   Loans,
  including
    fees
7824877
7304892
6746384
  U. S. Treasury securities
806432
1259818
1200011
  U. S. Government agency
securities
323880
234029
336942
  State and municipal securities
0
6244
14275
  Other securities
26232
798
4184
  Federal funds sold
308291
64472
218388
  Time deposits
0
0
6475
     Total interest revenue
9289712
8870253
8526659
INTEREST EXPENSE



   Certificates of deposit of
        $100,000 or more
485258
492032
460577
  Other deposits
3171557
3046539
3161183
  Borrowed funds
150857
106290
56320
          Total interest expense
3807672
3644861
3678080
          Net interest income
5482040
5225392
4848579
PROVISION FOR LOAN LOSSES
25841
89158
20347
          Net interest income after provision for
loan losses 5456199
5136234
4828232
OTHER OPERATING REVENUE



  Service charges on deposit accounts
467497
427179
419952
  Securities gains (losses)
0
1845
-3960
  Other noninterest revenue
124961
100966
69975
          Total other revenue
592458
529990
485967
OTHER EXPENSES



  Salaries
1624243
1512289
1419196
  Employee benefits
406381
357029
365981
  Occupancy
147218
131520
143638
  Furniture and equipment
135221
93390
90460
  Other operating
878022
819156
870871
          Total other expenses
3191085
2913384
2890146
Income before income taxes and cumulative effect of a change in accounting method
2857572
2752840
2424053
INCOME TAXES
1043967
998225
897246
Income before cumulative effect of a change in
accounting method 1813605
1754615
1526807
Cumulative effect of a change in the method of accounting for organization costs, net of income taxes of $15,820
-30709
0
0
NET INCOME
1782896
1754615
1526807


Earnings per common share



    Income before cumulative effect of a change in
                   accounting method
2.09
2.00
1.74
    Cumulative effect of a change in the method of
                    accounting for



   organization costs, net of income taxes
-0.03
0
0
EARNINGS PER COMMON SHARE
2.06
2.00
1.74




The accompanying notes are an integral part of these financial statements.





STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
THREE YEARS ENDED DECEMBER 31, 1998



Accumulated





other






Common stock


Undivided
comprehensive


 Comprehensive



Shares
Par value
    Surplus
profits
income

 income













Balance,
December 31,
1995 292000
2920000
2920000
7996776

67257











Net income
0
0
0
1526807

0


1526807

Unrealized gain (loss)
on investment





securities available for
        sale net





  of income taxes
0
0
0
0

-83653


-83653

Cash dividend, $.80 per
share
0
0
0
-700800

0


0












Balance, December 31,
1996
292000
2920000
2920000
8822783

-16396


1443154




Net income
0
0
0
1754615

0


1754615

Unrealized gain (loss)
on investment





securities available for
        sale net





  of income taxes
0
0
0
0

27581


27581

Stock split in
the form of





  a 200% stock
    dividend
584000
5840000
0
-5840000

0


0

Repurchase of
stock
-427
-4270
0
-9168

0


0

Cash dividend,
$.64 per share 0
0
0
-560640

0


0




Balance, December
31, 1997
875573
8755730
2920000
4167590

11185


1782196




Net income
0
0
0
1782896

0


1782896

Unrealized gain (loss)
on investment





securities available for
        sale net





  of income taxes
0
0
0
0

-686


-686

Sale of stock
40
400
866
0

0


0

Repurchase of
stock
-17405
-174050
0
-375693

0


0

Cash dividend,
$.93 per share 0
0
0
-806893

0


0




Balance, December
31, 1998 858208
8582080
2920866
4767900

10499

1782210















The accompanying notes are an integral part of



these financial statements.























STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,


       1998
      1997
      1996


CASH FLOWS FROM OPERATING

ACTIVITIES



  Interest received
9352056
8879088
8478215
  Fees and commissions
received
593310
555222
490931
  Interest paid
-3787955
-3645950
-3688157
Cash paid to suppliers and
         employees
-3107187
-2438801
-2665561
  Income taxes paid
-1154452
-1395064
-1002462

1895772
1954495
1612966
CASH FLOWS FROM INVESTING ACTIVITIES



Proceeds from maturities and calls of investment

                   securities



     Held to maturity
2532522
260477
10404972
     Available for sale
8000000
7002695
298000
  Purchase of investment securities



     Held to maturity
0
0
-7018266
     Available for sale
-14126651
-342900
-7501012
  Loans made, net of principal collected
-2592176
-8195461
-3750885
  Purchases of premises, equipment, and software
-807552
-1293383
-135536
Proceeds from sale of other real estate owned and
                    equipment
326083
92704
219499
  Purchases of other real estate owned
0
-213068
0

-6667774
-2688936
-7483228
CASH FLOWS FROM FINANCING ACTIVITIES



  Net increase (decrease) in



    Time deposits
4355356
509532
1244909
    Other deposits
3491641
2160354
2369829
    Securities sold under repurchase agreements
1949900
-491585
1602889
  Dividends paid
-806893
-925640
-671600
  Proceeds from stock issued
1266
0
0
  Repurchase of stock
-549743
-13438
0

8441527
1239223
4546027




NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS
3669525
504782
-1324235




Cash and cash equivalents at beginning of year
6581373
6076591
7400826




Cash and cash equivalents at end of year
10250898
6581373
6076591




The accompanying notes are an integral part of these financial statements.





STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED DECEMBER 31,
       1998
      1997
      1996


RECONCILIATION OF NET INCOME TO NET CASH

PROVIDED BY



  OPERATING ACTIVITIES



   Net income
1782896
1754615
1526807




ADJUSTMENTS TO RECONCILE NET INCOME TO NET

CASH PROVIDED BY



  OPERATING ACTIVITIES



     Loss (gain) on sale of investment
                securities
0
-1845
3960
 Amortization of premiums and accretion of
                 discounts
20270
11614
12167
   Provision for loan losses
25841
89158
20347
   Depreciation and software amortization
162642
112454
113066
 Loss (gain) and writedowns on other real
                  estate
18986
-204
119087
   Deferred income taxes
26772
-16721
-26339
   Decrease (increase) in



    Accrued interest receivable
77167
27556
-94494
    Other assets
-76363
-9732
-15300
   Increase (decrease) in



    Deferred origination fees and costs, net
-35093
-30335
33883
    Income taxes payable, net of refunds
-153077
-15118
-78877
    Accrued interest payable
19717
-1089
-10077
    Other liabilities
26014
34142
8736





1895772
1954495
1612966




The accompanying notes are an integral part of these

financial statements.













NOTES TO FINANCIAL STATEMENTS

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies reflected in the accompanying financial statements conform to generally accepted accounting principles and to general practices within the banking industry.


 Peoples Bancorp, Inc. is a one-bank holding company.
                          Its
subsidiary, Peoples Bank of Kent County, Maryland, is a financial institution operating primarily in Kent and Queen Annes Counties. The Bank offers deposit services and loans to individuals, small businesses, associations, and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders, and travelers cheques. The Bank also offers credit card services and discount brokerage services through a correspondent.

 The preparation of financial statements in conformity
                         with
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of the Company and the Bank. Intercompany balances and transactions have been eliminated.



NOTES TO FINANCIAL STATEMENTS

   1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                     (CONTINUED)




CASH EQUIVALENTS
 For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due form banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

INVESTMENT SECURITIES
As securities are purchased, management determines if
                         the
securities should be classified as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity, or over the expected life of mortgagebacked securities. Securities which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders equity on an after tax basis.

LOANS AND ALLOWANCE FOR LOAN LOSSES
     Loans are stated at face value, plus deferred
                      origination
costs, less deferred origination fees and the allowance for loan losses.

  Interest on loans is accrued based on the principal
                        amounts
outstanding. Origination fees and costs are recorded as income over the estimated terms of the loans. The accrual of interest is discontinued when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. When the accrual of interest is discontinued, loans are reviewed for impairment.





NOTES TO FINANCIAL STATEMENTS

   1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                     (CONTINUED)

LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)
     An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio. The allowance is based upon a continuing review of past loan loss experience, current economic conditions which may affect the borrowers ability to pay, and the underlying collateral value of the loans. If the current economy or real estate market were to suffer a severe downturn, the estimate for uncollectible accounts would need to be increased.
Loans which
are deemed to be uncollectible are charged off and deducted from the allowance. The allowance for loan losses is increased by the current year provision for loan losses and by recoveries on loans previously charged off.

PREMISES AND EQUIPMENT
     Premises and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of three to forty years.

ORGANIZATION COSTS
     In 1998, the Company adopted Statement of
Position 98-5 of the Accounting Standards Executive
Committee of the
American Institute of Certified Public Accountants,
Reporting on the Costs of Start-up Activities, which requires that start-up costs and organization costs be expensed as incurred. During 1998, the Company wrote off organization costs totaling
$46,529, all of which were incurred prior to 1998.

Prior to 1998, organization costs were amortized over

five years.





NOTES TO FINANCIAL STATEMENTS

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(CONTINUED)

INCOME TAXES
     The provision for income taxes includes taxes payable for the current year and deferred income taxes.
Deferred income taxes are provided for the temporary differences between financial and taxable income.

      The Bank recognizes deferred tax assets and
                    liabilities for
the expected future tax consequences of
events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

OTHER REAL ESTATE OWNED
  Real estate obtained through foreclosure, or in the
                        process
of foreclosure, is recorded at the lower of cost or net realizable value on the date acquired.
Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses.
Subsequent reductions in the estimated carrying value of the property and other expenses of owning the property are included in other operating expense.

COMPREHENSIVE INCOME
     The Bank adopted Statement No. 130 of the
Financial Accounting Standards Board, Reporting
Comprehensive
Income, in 1998. Comprehensive income includes net income and the unrealized gain on investment securities available for sale. The statements of changes in stockholders equity have been restated to include comprehensive income for the years ended December 31, 1997 and 1996.

 2.  CASH AND DUE FROM BANKS

  The Bank normally carries balances with other banks
                         that
exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $6,264,394 for 1998, $2,556,200 for 1997, and
$4,003,100 for 1996.

     Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances.
The Banks normal amount of cash on hand and on deposit

with other banks is sufficient to satisfy the reserve

requirements.





NOTES TO FINANCIAL STATEMENTS

 3.  INVESTMENT SECURITIES

     Investment securities are summarized
as follows:




Amortized

Unrealized

Unrealized

Market

     DECEMBER 31, 1998

       cost

    gains

   losses

      value




Available for sale





  U. S. Treasury

7542235

34018

0

7576253

 U. S. Government

      agency

12066821

25248

42208

12049861

 Federal Home Loan

    Bank stock

354800

0

0

354800





19963856

59266

42208

19980914





















Held to maturity

















  U. S. Treasury

4000135

40178

0

4040313

U. S. Government

     agency

1501793

0

7448

1494345

 Mortgage-backed

   securities

87732

2168

0

89900





5589660

42346

7448

5624558





















  December 31,

      1997

















Available for

sale















  U. S. Treasury

11511450

23675

10747

11524378

 U. S. Government

      agency

2001083

5250

0

2006333

 Federal Home Loan

    Bank stock

342900

0

0

342900





13855433

28925

10747

13873611





















Held to maturity

















  U. S. Treasury

6000508

40743

0

6041251

U. S. Government

     agency

2003167

0

32156

1971011

 Mortgage-backed

   securities

120548

3692

0

124240





8124223

44435

32156

8136502





















  December 31,

      1996

















Available for

sale















  U. S.

Treasury

18520423

22485

56338

18486570

    U. S.

 Government

   agency

2002756

7073

0

2009829





20523179

29558

56338

20496399





















Held to

maturity

















  U. S.

Treasury

6000630

34157

6657

6028130

    U. S.

 Government

   agency

2004543

0

44762

1959781

  State and municipal

202600

11489

0

214089

  Mortgage-backed securities

178747

3641

0

182388





8386520

49287

51419

8384388

































NOTES TO FINANCIAL STATEMENTS

 3.  INVESTMENT SECURITIES (CONTINUED)

     Contractual maturities and the amount of pledged securities are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.




            Available for sale

Held to
maturity



Amortized

Market

Amortized

Market


DECEMBER 31,

    1998

      cost

     value

      cost

     value




Maturing





  Within one

year 5503818

5525001

4000135

4040313


 Over one to

 five years

14105238

14101113

1501793

1494345




  Mortgage-
backed

0

0

87732

89900

 Federal Home Loan

    Bank stock

354800

354800

0

0








19963856
0
19980914

5589660
0
5624558






Pledged securities

4990118

5013830

4773410

4798827










    December 31,
1997
  Within one year

8002670

8005084

2499799

2503825


 Over one to five

       years

5509863

5525627

5503876

5508438


  Mortgage-backed

0

0

120548

124239




 Federal Home Loan
    Bank stock

342900

342900

0

0




138554
33
0
138736
11

812422
3
0
813650
2






Pledge

d

securi

ties

651078

3

652406

5

450070

8

453570
0










December 31,
    1996










Maturing










  Within one

year 7004429

7002501

0

0


 Over one to

 five years

13518750

13493898

8107773

8099740


  Over five

years

0

0

100000

102260




  Mortgage-
backed

0

0

178747

182388


20523179

20496399

8386520

8384388












Pledged securities

8522692

8497194

1503131

1505709




     Investments are pledged to secure the deposits of federal and local governments and as collateral on repurchase agreements.





NOTES TO FINANCIAL STATEMENTS

 4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

     Major classifications of loans are as follows:


      1998
      1997
      1996






Commercial
13989837
12789753
11874563

Real estate




  Residential
33348619
33503212
30115234

  Commercial
34869397
33890358
31034261

Construction
2435864
1772198
1462471

Consumer
4645552
4741988
4023049


89289269
86697509
78509578

Deferred fees, net of
deferred costs 203792
238883
269219

Allowance for loan
losses
901139
875716
794087


1104931
1114599
1063306







88184338
85582910
77446272

     Final maturities of the loan portfolio are
as follows:
Within ninety days
32701883
35057713
35477299

Over ninety days to one year
19670478
21497053
17212075

Over one year to five years
36916908
29634102
25317822

Over five years
0
508641
502382







89289269
86697509
78509578

     Transactions in the allowance for loan
losses were as follows:


Beginning of year
875716
794087
761457

Provision charged to operations
25841
89158
20347

Recoveries
1851
674
36727


903408
883919
818531

Loans charged off
2269
8203
24444

End of year
901139
875716
794087

  Management has identified no significant impaired
                       loans.



NOTES TO FINANCIAL STATEMENTS

 4.  LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

     Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at December 31, are as follows:



      1998
      1997
      1996






Loan balances
486235
556876
174630

Interest not accrued
45822
36388
1495

     Amounts past due 90 days or more at December 31, including nonaccruing loans, are as follows:


Demand and time
15030
0
0

Mortgage
1096517
829827
649888

Installment
2585
12356
13784







1114132
842183
663672





    Outstanding loan commitments, unused lines of
                     credit, and
letters of credit as of December 31, are as follows:


Check loan lines of credit
350035
302355
343971

Mortgage lines of credit
5217816
4507300
3282667

Commercial lines of credit
8537798
7440628
7464522

Undisbursed construction loan commitments
969393
973741
1590394







15075042
13224024
12681554






Standby letters of credit
846861
887134
914519





     Loan commitments and lines of credit are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments generally have interest rates fixed at current market rates, fixed expiration dates, and may require payment of a fee. Lines of credit generally have variable interest rates. Such lines do not represent future cash requirements because it is unlikely that all customers will draw upon their lines in full at any time.

 Letters of credit are commitments issued to guarantee
                          the
performance of a customer to a third party.

     Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Banks exposure to credit loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment. Management is not aware of any accounting loss the Bank will incur by the funding of these commitments.

 The Bank lends to customers located primarily in and
                         near
Kent County, Maryland.  Although the loan portfolio is

diversified, its performance will be influenced by the

economy of the region.







NOTES TO FINANCIAL STATEMENTS

5.   PREMISES AND EQUIPMENT

     A summary of premises and equipment and related depreciation expense is as follows:






     1998
     1997
     1996






Land
1056945
745976
578177

Premises
1217687
1097604
1090066

Furniture and equipment
1074747
992649
939463

Construction in progress
1326531
1032129
74647


4675910
3868358
2682353

Accumulated depreciation
1641953
1530696
1481856






Net premises and equipment
3033957
2337662
1200497






Depreciation expense
116113
99575
111231





     Outstanding commitments related to the main office expansion and remodeling program totaled
$39,184 and
$136,882 as of December 31, 1998 and 1997,
respectively.

6.   OTHER TIME DEPOSITS

     Included in other time deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, are as follows:



     1998
     1997
     1996






Three months or less
1513812
1360729
890406

Over three through twelve months
1784086
1698809
1759855

Over twelve months
5492045
5058849
4269570







8789943
8118387
6919831





7.   SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Bank has repurchase agreements that are collateralized by government agency securities owned by the Bank.
The following applied to these repurchase agreements:



     1998
     1997
     1996






Maximum amount outstanding
5975986
4069611
3881705

Average amount outstanding
3733386
3399467
2784391

Average rate paid during the year
4.04%
4.21%
3.64%

Investment securities underlying agreements at year-end




   Carrying value
9500000
8026619
8002510

   Estimated fair value
9546847
8051877
8008759





NOTES TO FINANCIAL STATEMENTS

 8.  INCOME TAXES

     The components of income tax expense, including taxes related to the change in accounting method for origination costs, are as follows:



     1998
     1997
     1996


Current




  Federal
873060
896997
796143

  State
128315
117949
127442


1001375
1014946
923585

Deferred
26772
-16721
-26339







1028147
998225
897246





 The components of the deferred income tax expense are
                          as
follows:


Provision for loan losses
-9980
-34432
-7858

Other real estate loss provision
42307
7644
-35263

Prepaid pension costs
16105
21226
21441

Depreciation
10049
2757
538

Discount accretion
-5979
8218
1755

Nonaccrual interest
-3643
-13476
231

Deferred compensation
-9989
-8658
-7183

Organization costs
-12098
0
0







26772
-16721
-26339





     The components of the net deferred tax asset are as follows:


Deferred tax assets




  Allowance for loan losses
217363
207383
172951

  Other real estate loss allowance
0
42307
49951

  Deferred compensation
25830
15841
7183

  Nonaccrual interest
17696
14053
577

  Organization costs
12098
0
0

    Unrealized loss on investment securities
               available for sale
0
0
10383


272987
279584
241045

Deferred tax liabilities




  Depreciation
47658
37609
34852

  Discount accretion
10017
15996
7778

  Prepaid pension costs
55313
39208
17982

    Unrealized gain on investment securities
               available for sale
6560
6992
0


119548
99805
60612






Net deferred tax asset
153439
179779
180433

NOTES TO FINANCIAL STATEMENTS

 8.  INCOME TAXES (CONTINUED)

A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:



   1998
   1997
   1996




Tax at statutory federal income tax rate
34
%

34
%

34
%











Tax effect of



















  Tax-exempt income
-0.5


-0.6


-0.5


  State income taxes, net of federal benefit
3


2.8


3.3


  Other, net
0.1


0.1

0.2













36.6
%

36.3
%

37
%

 9.  PROFIT SHARING PLAN
     The Bank has a profit sharing plan qualifying under section 401(k) of the Internal Revenue Code that covers all employees with one year of service who have attained age 21. The contributions to the plan for 1998, 1997, and 1996, were $31,184, $28,326, and $42,153, respectively.







NOTES TO FINANCIAL STATEMENTS

10.  PENSION

   The Bank has a defined benefit pension plan
                    covering
substantially all of the employees. Benefits are based on years of service and the employees highest average rate of earnings for five consecutive years during the final ten full years before retirement. The Banks funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes, determined using the projected unit credit cost method. Assets of the plan are held in deposit accounts at the Bank.

     The following table sets forth the financial
status of the plan at December 31:
   1998
   1997
   1996

Change in plan assets




  Fair value of plan assets at beginning of year
999343
870686
765988

  Actual return on plan assets
66559
63883
55355

  Employer contribution
89208
92201
85140

  Benefits paid
-65444
-27427
-35797

  Fair value of plan at end of year
1089666
999343
870686

Change in benefit obligation




  Benefit obligation at beginning of year
1046430
908283
789748

  Service cost
49741
42216
40508

  Interest cost
75824
67007
55598

  Benefits paid
-65444
-27427
-35797

  Actuarial loss
21078
56351
58226

  Benefit obligation at end of year
1127629
1046430
908283

Funded status
-37963
-47087
-37597

Unamortized prior service cost
-17903
-19281
-20658

Unrecognized net loss
242996
217287
159702

Unamortized net obligation from
transition -43907
-49396
-54885






Prepaid pension expense included in
other assets 143223
101523
46562











NOTES TO FINANCIAL STATEMENTS



10.  PENSION (CONTINUED)

    Net pension expense includes the following
                    components:



   1998
   1997
   1996






Service cost
49741
42216
40508

Interest cost
75824
67007
55598

Expected return on assets
-76089
-68112
-59619

Amortization of transition asset
-5489
-5489
-5489

Amortization of prior service cost
-1377
-1377
-1377

Amortization of loss
4898
2995
0






Net pension expense
47508
37240
29621






     Assumptions used in the accounting for net
pension expense were:
Discount rates
7.5%
7.5%
7.5%
Rate of increase in
compensation level 5.0%
5.0%
5.0%

Long-term rate of return
on assets 7.5%
7.5%
7.5%



NOTES TO FINANCIAL

STATEMENTS

11.  OTHER OPERATING EXPENSES

     Other operating expenses consist of

the following:

    1998
    1997
    1996






Advertising
34331
26443
25517

Business Manager
22377
30104
21547

Correspondent bank fees
36434
37802
34562

Data processing
204200
194460
188942

Directors fees
72556
59341
58713

FDIC assessment
11602
11364
2000

Insurance
22886
28269
27716

Office supplies
42844
50751
54040

Other real estate
holding costs 5887
0
10644

Writedown of other
real estate 18986
-12294
121711

Postage
69796
68509
62005

Printing and
stationery
56414
39963
31188

Professional fees
75190
83701
42410

Telephone
32842
30830
27160

Other
171677
169913
162716







878022
819156
870871











NOTES TO FINANCIAL
STATEMENTS



12.  EARNINGS PER
COMMON SHARE

     Earnings per common share are determined by dividing net income by the weighted average number of shares outstanding giving retroactive effect to stock dividends.

13.  RELATED PARTY TRANSACTIONS

     In the normal course of banking business, loans are made to senior officers and directors of the Bank as well as to companies and individuals affiliated with those officers and directors. The terms of these transactions are substantially the same as the terms provided to other borrowers entering into similar loan transactions. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations, and do not involve more than normal credit risk. The total amount of such loans outstanding at December 31, 1998, 1997, and 1996 was $3,605,424, $5,582,424, and
$6,464,206, respectively.

14.  LINES OF CREDIT

     The Bank has unused lines of credit of $5,000,000 in unsecured overnight federal funds and $1,000,000 in secured repurchase agreements at December 31, 1998. In addition, the Bank has an unused line of credit of $15,000,000 from the
Federal Home Loan Bank of Atlanta secured by residential mortgages.

15. YEAR 2000

     Management has determined the scope of the Year
2000 issue as it relates to the operation of the Bank.
The
internal systems have been tested and those found not to be compliant will be compliant before the end of 1999. The
Company incurred minimal incremental costs during 1998 related to Year 2000. Management has budgeted
$20,000 in
1999 for the Year 2000 issue.

     Management has contacted vendors and large customers to assess their preparedness and expects no significant impact on the operations of the Bank.







NOTES TO FINANCIAL STATEMENTS

16.  CAPITAL STANDARDS

     The Federal Reserve Board and the Federal
Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December
31, 1998, 1997, and
1996, the capital ratios and minimum capital requirements of the Bank are as follows:






Minimum
To be well



Actual
capital
adequacy




capitalized





(in
thousands)
 Amount
 Ratio

  Amount


  Ratio


  Amount


  Ratio








December

31, 1998














  Total capital



    (to risk-
weighted assets)
16739
17.5%


7642


8.0%


9552


10.%

  Tier 1 capital





























    (to risk-
weighted assets)
15838
16.6%


3821


4.0%


5731


6.0%



  Tier 1



  capital



(to fourth



  quarter



  average
  assets)
15838
12.4%


5102


4.0%


6377


5.0%
















































December
31, 1997

  Total capital



    (to risk-
weighted assets)
16358
18.5%


7075


8.0%


8844


10.%

  Tier 1 capital





























    (to risk-
weighted assets)
15482
17.5%


3537


4.0%


5306

6.0%

 Tier 1

 capital





























   (to

fourth

quarter


average
assets)
15482
13.4%


4630


4.0%


5787


5.0%




















December 31, 1996



  Total capital



    (to risk-
weighted assets)
15475
22.5%


5514


8.0%


6892


10.0%

  Tier 1 capital















    (to risk-
weighted assets)
14663
21.3%


2757


4.0%


4135


6.0%

  Tier 1 capital





























   (to fourth

     quarter





























 average assets)
14663
12.6%


4644


4.0%


5806


5.0%

     Tier 1 capital consists of capital stock, surplus, and undivided profits. Total capital includes a limited amount of the allowance for credit losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.
     Failure to meet the capital requirements could affect the Banks ability to pay dividends and accept deposits and may significantly affect the operations of the Bank.



NOTES TO FINANCIAL STATEMENTS

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Banks financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the
FASB and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair


values.


December 31,




















1998


1997


1996





























Carrying
Fair

Carrying
Fair

Carrying
Fair

     amount
      value
     amount
      value

     amount
      value









Financial assets




 Cash and due from
       banks
3006344
3006344

3976505
3976505

4912984
4912984
  Federal funds
sold
7244554
7244554

2604868
2604868

1163607
1163607
    Investment
securities (total)
25570574
25605472

21997834
22010113

28882919
28880787
  Loans, net
88184338
88303288

85582910
85401762

77446272
77456683
 Accrued interest
    receivable
912965
912965

990132
990132

1017688
1017688









Financial
liabilities




  Noninterest-
bearing
deposits
14816250
14816250

13708219
13708219

11077187
11077187
 Interest-bearing


   deposits and








  securities sold


       under








    repurchase
    agreements
96932594
97811411

88243728
88859054

88696459
89540598
  Dividend payable
0
0

0
0

365000
365000
  Accrued interest payable
411077
411077

391360
391360

392449
392449

  The fair value of interest-bearing deposits with
                        other
financial institutions is estimated based on quoted interest rates for certificates of deposit with similar remaining terms.

     The fair values of securities are estimated using a matrix that considers yield to maturity, credit quality, and marketability.
 The fair value of fixed-rate loans is estimated to
                       be the
present value of scheduled payments discounted using interest rates currently in effect for loans of the same class and term. The fair value of variable-rate loans, including loans with a demand feature, is estimated to equal the carrying amount. The valuation of loans is adjusted for possible loan losses.

 The fair value of interest-bearing checking, savings,
                          and
money market deposit accounts is equal to the carrying amount. The fair value of fixed-maturity time deposits is estimated based on interest rates currently offered for deposits of similar remaining maturities.

     It is not practicable to estimate the fair value of outstanding loan commitments, unused lines of credit, and letters of credit.





NOTES TO FINANCIAL STATEMENTS

18.  PARENT COMPANY FINANCIAL INFORMATION

     The balance sheets and statements of income and cash flows for Peoples Bancorp, Inc. (Parent Only) follow:








December 31,


Balance Sheets

     1998
      1997
Assets




Cash

404939
303860

Investment in subsidiary

15838226
15492609

Organization costs

0
46529

Deferred income taxes

12098


Other assets

26082
12707

          Total assets
16281345
15855705

Liabilities and Stockholders

Equity

















Other liabilities

0
1200

Stockholders equity




Common stock, par value $10.00
          per share;


 authorized 1,000,000 shares;

          issued and




   outstanding 858,208 shares in 1998 and
               875,573 shares




   in 1997
8582080
8755730

  Additional paid-in capital

2920866
2920000

  Retained earnings

4767900
4167590

  Accumulated other comprehensive income

10499
11185

          Total stockholders equity
16281345
15854505



          Total liabilities and stockholders
equity 16281345
15855705








Years Ended December 31,


Statemen
ts of
Income




1998
  1997



Interest
revenue
18456
10432

Dividends from subsidiary

1486373
960640

Equity in undistributed income
of subsidiary

346303
818641



1851132
1789713

Expenses




  Legal fees

33080
34917

  Amortization of organization
costs

46529
8211

  Other

14100
4677



93709
47805



Income before income taxes

1757423
1741908

Income tax reduction

25473
12707



Net income

1782896
1754615



NOTES TO FINANCIAL STATEMENTS

18.  PARENT COMPANY FINANCIAL INFORMATION
(Continued)




Years Ended December 31,


Statements of Cash Flows

    1998
    1997






Cash flows from operating activities




  Interest and dividends received

1504829
971072

  Cash paid for operating expenses

-48380
-38394



1456449
932678






Cash flows from investing activities




  Cash paid for organization costs

0
-54740






Cash flows from financing activities



  Dividends paid
-806893
-560640

 Repurchase of stock, net of
         stock sold

-548477
-13438



-1355370
-574078



Net increase in cash

101079
303860



Cash at beginning of year

303860
0



Cash at end of year

404939
303860






Reconciliation of net income
to net cash




    provided by operating
         activities




   Net income
1782896
1754615

Adjustments to reconcile net income to net cash




   used in operating activities
   Undistributed net income of subsidiary

-346303
-818641

   Amortization

46529
8211

   Deferred income taxes

-12098
0

   Increase (decrease) in




     Accrued expenses
-1200
1200

     Taxes payable, net of refunds

-13375
-12707




1456449
932678




THE FOLLOWING COMMENT IS REQUIRED BY THE FEDERAL
DEPOSIT INSURANCE CORPORATION.

This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance
Corporation.






NOTES TO FINANCIAL STATEMENTS

19. QUARTERLY RESULTS OF OPERATIONS
(UNAUDITED)


(in thousands)

Three Months Ended




except per share information

December 31,
September 30,
June 30,
March 30,




1998



Interest revenue

$2,402
$2,323
$2,295
$2,270

Interest expense

980
971
941
916

Net interest income

1422
1352
1354
1354

Provision for loan losses

-23
14
25
10

Net income

405
452
471
455

Comprehe
nsive
income

347
509
475
452




Earnings
per
share
0.48
0.52
0.54
0.52







1997



Interest
revenue
$2,324
$2,223
$2,143
$2,180

Interest
expense

918
928
905
894

Net interest income

1406
1295
1238
1286

Provision for loan losses

35
26
5
23

Net income

465
422
450
418

Comprehensive income

468
449
507
358




Earnings per share

0.53
0.48
0.51
0.48














REPORT OF INDEPENDENT


AUDITORS











THE BOARD OF DIRECTORS AND
STOCKHOLDERS PEOPLES
BANCORP, INC.
CHESTERTOWN, MARYLAND
     We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. as of December
31,
1998, 1997, and 1996, and the related consolidated statements of income, changes in stockholders equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Companys management.
Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. as of December 31, 1998,
1997, and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                             /s/
Rowles & Company, LLP
Salisbury Maryland
January 22, 1999





EXHIBIT 21

SUBSIDIARIES OF THE COMPANY








     Peoples Bank of Kent County, Maryland, a state

bank organized under the laws of the State of

Maryland.


































FINANCIAL
DATA SCHEDULE


Item


December 31

Number


1998

9-03(1)

Cash and due
from banks
3006344

9-03(2)

Interest-
bearing
deposits 0

9-03(3)
Federal funds sold
7244554

9-03(4)

Trading account assets


9-03(6)

Investment and mortgage-
backed securities




   held for sale
19980914

9-03(6)

Investment and mortgage-
backed securities




 held to maturity  carrying
            value
5589660

9-03(6)

Investment and mortgage-
backed securities




  held to maturity  market
            value
5624558

9-03(7)

Loans
89085477

9-03(7)(2)

Allowance for losses
901139

9-03(11)

Total assets
128590825

9-03(12)

Deposits
107410703

9-03(13)

Short-term borrowings
4338141

9-03(15)

Other liabilities
560636

9-03(16)

Long-term debt


9-03(19)

Preferred stock-mandatory
redemption


9-03(20)

Preferred stock - no mandatory
redemption


9-03(21)

Common stocks
8582080

9-03(22)

Other stockholders equity
7699265

9-03(23)

Total liabilities and
stockholders equity 128590825









FINANCIAL DATA SCHEDULE
(continued)


Guide


December 31

Number


1998

9-04(1)

Interest and fees on
loans
7824877

9-04(2)

Interest and dividends on
investments 1156544

9-04-(4)

Other interest income
308291

9-04-(5)

Total interest income
9289712

9-04-(6)

Interest on deposits
3656815

9-04-(9)

Total interest expense
3807672

9-04-(10)

Net interest income
5482040

9-04-(11)

Provision for loan losses
25841

9-04-(13)(h)

Investment securities
gains/(losses) 0

9-04-(14)

Other expenses
3191085

9-04(15)

Income/loss before income
tax
2857572

9-04(17)

Income/loss before extraordinary
items 1813605

9-04(18)

Extraordinary items, less tax


9-04(19)

Cumulative change in accounting
principles -30709

9-04(20)

Net income or loss
1782896

9-04(21)

Earnings per share-primary
2.06

9-04(21)

Earnings per share - full diluted
2.06

I.B.5

Net yield on interest earning
assets
4.8
%
III.C.1(a)

Loans on nonaccrual
0

III.C.1(b)

Accruing loans past due 90 days
or more 627897

III.C.1(c)

Troubled debt restructuring
0

III.C.2

Potential problem loans
0

IV.A.1

Allowance for loan loss -
beginning of period 875716

IV.A.2

Total chargeoffs
2269

IV.A.3

Total recoveries
1851

IV.A.4

Allowance for loan loss - end of
period
901139

IV.B.1

Loan loss allowance allocated to
domestic loans 797816

IV.B.2

Loan loss allowance allocated to
foreign loans


IV.B.3

Loan loss allowance-unallocated
103323





















60