Form 10QSB
period 1999-03-31
PEOPLES BANCORP INC/MD
filed 1999-05-17
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                              Washington,  DC  20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTER ENDED MARCH 31, 1999

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
       __________________ TO _________________

                       Commission File Number:  0001060244

                               PEOPLES BANCORP, INC.
                 (Exact name of issuer as specified in its charter)

________Maryland________                      _________52-2027776_________
(State of incorporation)                  (I.R.S. Employer Identification No.)

          P. O. BOX 210, 100 SPRING STREET, CHESTERTOWN,  MARYLAND  21620
                       (Address of principal executive offices)

                            ____(410) 778-3500_____
                          (Issuer's telephone number)

________________________________Not Applicable_______________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    YES ____X____            NO ________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

THE REGISTRANT HAS 855,088 SHARES OF COMMON STOCK ($10.00 PAR) OUTSTANDING AS OF MARCH 31, 1999.

Transitional Small Business Disclosure Format (check one) YES_____    NO__X__





PEOPLES BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
INDEX


Part I  -	         Financial Information                                   Page

          Item 1   Financial Statements
                   Consolidated Statements of Condition                       3
                   Consolidated Statements of Income                          4
                   Consolidated Statements of Cash Flows                      5
                   Notes to Financial Statements                              6

          Item 2   Management's Discussion and Analysis of Financial
                   Condition and Results of Operation                        7-9

Part II -	         Other Information

          Item 1   Legal Proceedings                                          10
          Item 2   Changes in Securities                                      10
          Item 3   Defaults Upon Senior Securities                            10
          Item 4   Submission of Matters to a Vote of Security Holders        10
          Item 5   Other Information                                          10
          Item 6   Exhibits and Reports on Form 8-K                           10






PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
Consolidated Statements of Condition
             (Dollar Amounts In Thousands)
                                                (unaudited)
                                                 March 31           December 31,
                                                   1999                 1998
                                   ASSETS
Cash and due from banks                            $2,571                $3,006
Federal funds sold                                  7,766                 7,244
Interest-bearing deposits                               0                     0
Investment securities available for sale           20,375                19,980
Investment securities held to maturity
  (approximate fair value of $5,591
   and $5,624)                                      5,575                 5,590
Loans, less allowance for credit losses
  of $900 and $901                                 88,088                88,184
Premises and equipment                              3,067                 3,034
Accrued interest income                               999                   913
Other Real Estate Owned                                 0                     0
Deferred income taxes                                 187                   141
Other assets                                          462                   499
                                                 $129,090              $128,591

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Noninterest-bearing                              $13,341              $14,816
  Interest-bearing                                  93,216               91,566
                                                   106,557              106,382
Fed Funds Purchased And Repurchase Agreements        5,514                5,367
Accrued interest payable                               330                  411
Accrued expenses                                       250                   77
Other liabilities                                       56                   73
                                                   112,707              112,310
Stockholders' equity
  Common stock, par value $10 per share
   authorized 876,000 shares, issued and
   outstanding 855,088 shares as of
   March 31, 1999                                    8,551                8,582
  Capital surplus                                    2,921                2,921
  Retained earnings                                  4,973                4,768
                                                    16,445               16,271
  Net unrealized gain on securities
   available for sale                                  (62)                  10
                                                    16,383               16,281
                                                  $129,090             $128,591

--------------------------------------------------------------------------------

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
      (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER-SHARE DATA)

                                      For the three months ended        Year End
                                              March 31                  December
                                           1999           1998            1998

Interest and dividend revenue
  Loans, including fees                    $1,914        $1,928          $7,826
  U.S. Treasury securities                    151           225             806
  Government Agencies Securities              191            64             324
  Municipal Securities                          0             0               0
  Federal funds sold                           69            47             308
  Deposits with banks                           0             0               0
  Equity securities                             7             6              26
    Total interest and dividend revenue     2,332         2,270           9,290

Interest expense
  Deposit and Repurchase Agreement            985           916           3,808
    Total interest expense                    985           916           3,808

    Net interest income                     1,347         1,354           5,482

Provision for credit losses                    (1)           10              26
    Net interest income after
    provision for credit losses             1,348         1,344           5,456

Other operating revenue
  Service charges on deposit accounts         130           112             493
  Miscellaneous revenue                        49            75             100
    Total other operating revenue             179           187             593

Other expenses
  Salaries and employee benefits              495           539           2,030
  Occupancy                                    35            32             147
  Furniture and equipment                      39            28             135
  Other operating                             202           211             910
    Total other expenses                      771           810           3,222

Income before income taxes                    756           721           2,827
Income taxes                                  275           266           1,044

Net income                                   $481          $455          $1,783

Basic earnings per common share             $0.56         $0.52           $2.06

--------------------------------------------------------------------------------

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS(UNAUDITED)
                                                      For the Three Months Ended
                                                                  March 31
                                                             1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                                        $2,247        $2,514
  Other revenue received                                      181           248
  Cash paid for operating expenses                           (576)         (712)
  Interest paid                                            (1,066)         (917)
  Taxes paid                                                 (254)          (29)
                                                              532         1,104
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, intangibles,
    and construction in progress                              (60)         (484)
  Net customer loans repaid (advanced)                        109          (961)
  Proceeds from sales and maturities of securities
    Available for sale                                      3,000         3,988
    Held to maturity                                           15             8
  Investment in securities available for sale              (3,524)       (1,001)
  Proceeds from other real estate                               0             2
                                                             (460)        1,552
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in time deposits                                 859         1,148
  Net change in other deposits                             (1,713)       (3,301)
  Net change in Securities sold under
      repurchase agreements                                 1,176           534
  Proceeds from stock issued                                    1             1
  Repurchase of stock                                        (102)          (52)
  Dividends paid                                             (206)         (193)
                                                               15        (1,863)

NET INCREASE (DECREASE) IN CASH                                87           793
CASH AND EQUIVALENTS AT BEGINGING OF PERIOD                10,250         6,581
CASH AND EQUIVALENTS AT END OF PERIOD                     $10,337        $7,374

RECONCILIATION OF NET INCOME TO NET CASH PROVICED
  FROM OPERATING ACTIVITIES
  Net income                                                 $481          $455
  Adjustments
    Depreciation and amortization                              27            26
    Provision for loan losses                                  (1)           10
    Security discount accretion, net of premium
      Amortization                                             13             2
    Loss (gains) on sales                                       0             0
    Decrease (increase) in accrued interest
      receivable and other assets                             (52)          385
    Increase (decrease)
      Deferred origination fees and costs, net                (12)          (17)
      Accrued Interest payable and other liabilities           76           243
                                                             $532        $1,104

--------------------------------------------------------------------------------

PEOPLES BANCORP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


1. Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the quarters ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the years ending December 31, 1999 and 1998. For further information, refer to the financial statements and footnotes included in the annual report as of December 31, 1998.

2.     Cash Flows

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.      Comprehensive income

          For the three months ended March 31, 1999 and 1998, total comprehensive income, net of taxes, was $553,000 and $452,000 respectively.






PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I FINANCIAL INFORMATION
ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

             The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 30.45% at March 31, 1999 as compared to 27.86% at the same period last year. Another source of liquidity is a secured line of credit for $15,000,000 from the Federal Home Loan Bank as well as lines of credit in the amount of $6,000,000 from correspondent banks, namely, NationsBank and First National Bank of Maryland.

             Tier one capital ratios of the Bank, based on average assets for the three months ended March 31, 1999 and 1998 were 16.79% and 17.12%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

             At March 31, 1999, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a three month cumulative gap, as a percentage of interest-earning assets, of 88.77%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, liability sensitivity indicates that a higher dollar amount of liabilities re-price than assets and in a declining rate environment net interest income increases. On the other hand, if interest rates increase, then typically the net interest income should decline. The bank controls this matching of assets to liabilities to minimize interest rate risk while at the same time maximizing income.


RESULTS AND PLAN OF OPERATION

             Net income for the three months ended March 31, 1999, was $481,000, or $.56 per share, compared to $455,000, or $.52 per share, for the first three months of 1997. The primary reason net income increased is due to an increase in net interest income. The Bank has had growth in total assets of $499,000 as of March 31, 1999 compared to March 31,1998.

             Other operating expenses have also decreased $9,000 or 4.27% from $211,000 for the first three months of 1998 to $202,000 for the first three months ended March 31, 1999. During the first three months of 1998, the Company incurred half of a nonrecurring type of expense of $19,000 on a foreclosed property because of unexpected improvements that had to be made to help make the property marketable.

             The Bank reviewed its loan portfolio and determined the allowance, at 1.01% of gross loans, was adequate at March 31, 1999. At December 31, 1998, the allowance was also 1.01% of gross loans. At March 31, 1999, there were five nonaccruing mortgage loans totaling $193,000 and only 1.37% of the portfolio was delinquent ninety days or more including nonaccruing loans.

             The Bank employed sixty three full time equivalent employees during the first quarter of 1999. The Company employs no employees outside those hired by the Bank.

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

             The Company uses a third-party data processor for most of its accounting functions. The processor has implemented many changes in preparation for the year 2000 (Y2K). Testing should be complete by September 1999. The Company also has a number of portable computers, all of which, due to their age, are Y2K compliant. Management expects no significant additional costs to get its systems Y2K compliant.

             The largest Year 2000 exposure to most banks is the preparedness of the customers of the banks. Management is addressing with its customers the possible consequences of not being prepared for Year 2000. Statement enclosures have been mailed to every customer. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults.
The amount of potential loss from this issue is not quantifiable. Management is attempting to reduce this exposure by educating its customers. The Company's adopted a Comprehensive Plan that has budgeted $20,000 to cover century date projects. Of this budgeted amount, management has used $16,350.



MARKET RISK

             Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $4,341, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.





PEOPLES BANCORP, INC. AND SUBSIDIARY
PART II  OTHER INFORMATION


Item 1        LEGAL PROCEEDINGS
                 Not applicable

Item 2        CHANGES IN SECURITIES
                 The Bank adopted a policy of purchasing stock from existing
                 stockholders.   During the present quarter 3,120 shares of
                 stock were purchased.

Item 3        DEFAULTS UPON SENIOR SECURITIES
                 Not applicable

Item 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 Not applicable

Item 5        OTHER INFORMANTION
                 Not applicable.

Item 6        EXHIBITS AND REPORTS ON FORM 8-K
        a)    Exhibits
          1.  Proxy Statement dated April 9,1998, is incorporated by reference.
          2. Registration statement dated May 1, 1998, is incorporated by reference.

        b)    Reports on Form 8-K
              There were no reports on Form 8-K filed for the quarter ended March 31, 1999.






                                   SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PEOPLES BANCORP, INC._________________



Date: ___MAY 13, 1999___                 By: ___ /s/ E. ROY OWENS
                                             E. Roy Owens
                                             President and CEO



Date: ___MAY 13, 1999___                 By: ___/s/ THOMAS G. STEVENSON
                                             Thomas G. Stevenson
                                             Executive Vice President
                                             Chief Financial Officer





                              PEOPLES BANCORP, INC,
                             FINANCIAL DATA SCHEDULE
ITEM                                                                  MARCH 31
NUMBER                                                                  1999

9-03(1)       Cash and due from banks                                     2,571
9-03(2)       Interest-bearing deposits                                       0
9-03(3)       Federal funds sold                                          7,766
9-03(4)       Trading account assets
9-03(6)       Investment and mortgage-backed securities
                held for sale                                            20,375
9-03(6)       Investment and mortgage-backed securities
                held to maturity - carrying value                         5,575
9-03(6)       Investment and mortgage-backed securities
                held to maturity - market value                           5,591
9-03(7)       Loans                                                      88,988
9-03(7)(2)    Allowance for losses                                          900
9-03(11)      Total assets                                              129,090
9-03(12)      Deposits                                                  106,557
9-03(13)      Short-term borrowings                                       5,514
9-03(15)      Other liabilities                                             636
9-03(16)      Long-term debt                                                  0
9-03(19)      Preferred stock - mandatory redemption                          0
9-03(20)      Preferred stock - no mandatory redemption                       0
9-03(21)      Common stock                                                8,551
9-03(22)      Other stockholders' equity                                  7,832
9-03(23)      Total liabilities and stockholders' equity                129,090





                               PEOPLES BANCORP, INC.
                              FINANCIAL DATA SCHEDULE
                                    (CONTINUED)
                                                              THREE MONTHS ENDED
GUIDE                                                               MARCH 31
NUMBER                                                               1999

9-04(1)       Interest and fees on loans                                 $1,914
9-04(2)       Interest and dividends on investments                        $349
9-04-(4)      Other interest income                                         $69
9-04-(5)      Total interest income                                      $2,332
9-04-(6)      Interest on deposits                                         $945
9-04-(9)      Total interest expense                                       $985
9-04-(10)     Net interest income                                        $1,347
9-04-(11)     Provision for loan losses                                     ($1)
9-04-(13)(h)  Investment securities gains/(losses)                            0
9-04-(14)     Other expenses                                               $771
9-04(15)      Income/loss before income tax                                $756
9-04(17)      Income/loss before extraordinary items                       $481
9-04(18)      Extraordinary items, less tax                                  $0
9-04(19)      Cumulative change in accounting principles                     $0
9-04(20)      Net income or loss                                           $481
9-04(21)      Earnings per share - basic                                  $0.56
9-04(21)      Earnings per share - diluted                                $0.56
I.B.5         Net yield on interest earning assets                         4.64
III.C.1(a)    Loans on nonaccrual                                           193
III.C.1(b)    Accruing loans past due 90 days or more                     1,023
III.C.1(c)    Troubled debt restructuring                                     0
III.C.2       Potential problem loans                                     2,981
IV.A.1        Allowance for loan loss - beginning of period                 901
IV.A.2        Total chargeoffs                                                0
IV.A.3        Total recoveries                                                0
IV.A.4        Allowance for loan loss - end of period                       900
IV.B.1        Loan loss allowance allocated to domestic loans               900
IV.B.2        Loan loss allowance allocated to foreign loans                  0
IV.B.3        Loan loss allowance - unallocated                               0