Form 10KSB/A
period 1998-12-31
PEOPLES BANCORP INC/MD
filed 1999-08-03
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                                  Form 10-KSB

(Mark One)
_x_   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                For the fiscal year ended DECEMBER 31, 1998

___   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 	[NO FEE REQUIRED]

              For the transition period from ________ to ________

                         Commission File No. 000-24169

                             PEOPLES BANCORP, INC.
              (Exact name of registrant as specified in its Charter)

          	Maryland                                          52-2027776
   (State or other jurisdiction                      	    (I.R.S. Employer
  of incorporation or organization)                       Identification No.)

  100 Spring Avenue, Chestertown, Maryland              	      21620
  Address of principal executive offices)	                   (Zip Code)

          Issuer's telephone number, including area code: (410) 778-3500

          Securities registered under Section 12(b) of the Exchange Act:
                     	                              Name of each exchange
             Title of each class                     on which registered
                      None                                   None

          Securities registered under Section 12(g) of the Exchange Act:
                      		          Common Stock
                                (Title of Class)

Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.	     Yes _x_   No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.         [ X ]

State small business issuer's revenues for it's most recent fiscal year:
$9,882,170.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on December 31, 1998, was $27,891,760. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $32.50 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 4, 1999, 855,088 shares of the small business issuer's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's Annual report to Shareholders for the year ended December 31, 1998, is incorporated by reference in this Form 10-KSB in Part II Item 5, Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Shareholders to be held on May 12, 1999, is incorporated by reference in this Form 10-KSB in
Part III, Item 9, Item 10, Item 11, and Item 12.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     Peoples Bancorp, Inc. (the "Company") was incorporated as a Maryland corporation on December 10, 1996. The Company acquired Peoples Bank of Kent County, Chestertown, Maryland (the "Bank") on March 24, 1997. The Company was organized to become the holding company for the Bank under the federal Bank Holding Company Act of 1956, as amended. Currently, the Bank is the Company's only subsidiary and the Company's only business is its investment in all of the issued and outstanding shares of the Bank's voting common stock.

     The Company's holding company structure can assist the bank in maintaining its required capital ratio because the Company may, subject to compliance with debt guidelines implemented by the Board of Governors of the Federal Reserve System (the "Board of Governors" or the "Federal Reserve"), borrow money and contribute the proceeds to the bank as primary capital. The holding company structure also permits greater flexibility in issuing stock for cash, property, or services and in reorganization transactions. Moreover, subject to certain regulatory limitations, a holding company can purchase shares of its own stock, which the bank may not do without regulatory approval. A holding company may also engage in certain nonbanking activities which the Board of Governors has deemed to be closely related to banking and proper incidents to the business of a bank holding company. These activities include making or servicing loans and certain types of leases; performing certain data processing services; acting as a fiduciary or investment or financial advisor; acting as a management consultant for other depository institutions; providing courier, appraisal, and consumer financial counseling services; providing tax planning and preparation services; providing check guaranty and collection agency services; engaging in limited real estate investment activities; underwriting, brokering, and selling credit life and disability insurance; engaging in certain other limited insurance activities; providing discount brokerage services; underwriting and dealing in certain government obligations and money market instruments and providing portfolio investment advice; acting as a futures commission merchant with respect to certain financial instrument transactions; providing foreign exchange advisory and transactional services; making investments in certain corporations for projects designed primarily to promote community welfare; and owning and operating certain healthy savings and loans associations. Although the Company has no present intention of engaging in any of these services, if circumstances should lead the Company's management to believe that there is a need for these services in the bank's marketing area and that such activities could be profitably conducted, the management of the Company would have the flexibility of commencing these activities upon filing notice thereof with the Board of Governors.

LOCATION AND SERVICE AREA

     The Bank is a full service bank offering a variety of services to satisfy the needs of the consumer and commercial customers in the area. The principal services offered by the Bank include most types of loans, including commercial, consumer and real estate loans.

     The Company operates from five branches located throughout Kent County. The Company draws most of its customer deposits and conducts most of its lending transactions from within its primary service area, which encompasses Kent and Queen Anne's Counties, Maryland.

     The principal components of Kent County's economy are agriculture and light industry. The County is also growing as a tourist and retirement area. The tourist business is centered primarily in Chestertown and Rock Hall. There is a large retirement community, Heron Point, located in Chestertown. The seafood business, once prominent, is in decline. There are three health-care facilities located in Chestertown. Agriculture and agriculturally-related businesses are the largest overall employers in the county. There are several light industry companies. The largest industrial employers are Chestertown Foods and KRM, Inc., the holding company for Dixon Valve and Coupling.

BANKING SERVICES

     The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank's principal market area at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirements Accounts ("IRAs"). All deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC") up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

     The Company, through the Bank, also offers a full range of short- to medium
- -term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Company also originates mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank may make any loans to any director, officer, or employee (except for commercial loans to directors who are not officers or employees) unless the loans are approved by the Board of Directors of the bank. The Board of Directors must review any such loans every six months.

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

COMPETITION

     The Company faces strong competition in all areas of its operations. The competition comes from entities operating in Kent and Queen Anne's Counties, Maryland and includes branches of some of the largest banks in Maryland and surrounding states. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations, and credit unions operating in its service areas. The banks compete for deposits with money market mutual funds and corporate and government securities. The banks compete with these same banking entities for loans, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market, and other factors which are not readily predictable.

EMPLOYEES

     As of December 31, 1998, the Bank employed 54 full-time and 12 part-time employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. Relations with employees are considered to be good.

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

THE COMPANY

     Because it owns the outstanding common stock of the Bank, the Company is a bank holding company within the meaning of the federal Bank Holding Company Act of 1956 (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve and is required to file periodic reports of its operations and such additional information as the Federal Reserve may require. The Company's and the Bank's activities are limited to banking, managing or controlling banks, furnishing services to or performing services for its subsidiaries, or engaging in any other activity that the Federal Reserve determines to be so closely related to banking or managing and controlling banks as to be a proper incident thereto.

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

     In addition, and subject to certain exceptions, the BHCA and the Change in Bank Control Act, together with regulations thereunder, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank holding company, such as the Company. Control is conclusively resumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Because the Company's Common Stock is registered under the Securities Exchange Act of 1934, under Federal Reserve regulations control will be rebuttably presumed to exist if a person acquires at least 10% of the outstanding shares of any class of voting securities of the Company. The regulations provide a procedure for challenge of the rebuttable control presumption.

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

     Source of Strength; Cross-Guarantee. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to its bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. Under the BHCA, the Federal Reserve may require a bank holding company to terminate any activity or relinquish control of a nonbank subsidiary (other than a nonbank subsidiary of a bank) upon the Federal Reserve's determination that such activity or control constitutes a serious risk to the financial soundness or stability of any subsidiary depository institution of the bank holding company. Further, federal bank regulatory authorities have additional discretion to require a bank holding company to divest itself of any bank or nonbank subsidiary if the agency determines that divestiture may aid the depository institution's financial condition. The Bank may be required to indemnify, or cross-guarantee, the FDIC against losses it incurs with respect to any other bank controlled by the Company, which in effect makes the Company's equity investments in healthy bank subsidiaries available to the FDIC to assist any failing or failed bank subsidiary of the Company.

THE BANK

     General. The Bank operates as a state nonmember banking association incorporated under the laws of the State of Maryland. It is subject to examination by the FDIC and the State Bank Commissioner. Deposits in the Bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor, subject to aggregation rules). The Commissioner and FDIC regulate or monitor all areas of the Bank's operations, including security devices and procedures, adequacy of capitalization and loss reserves, loans, investments, borrowings, deposits, mergers, issuance's of securities, payment of dividends, interest rates payable on deposits, interest rates or fees chargeable on loans, establishment of branches, corporate reorganizations, maintenance of books and records, and adequacy of staff training to carry on safe lending and deposit gathering practices. The FDIC requires the Bank to maintain certain capital ratios and imposes limitations on the bank's aggregate investment in real estate, bank premises, and furniture and fixtures. The Bank is required by the FDIC and the Commissioner to prepare quarterly reports on the bank's financial condition.

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

     Other Regulations. Interest and certain other charges collected or contracted for by the Bank is subject to state usury laws and certain federal laws concerning interest rates. Loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

     The assessment rate for the Bank is currently $1,000 for each six-month period. In addition to the FDIC assessment, banks are required to pay an assessment to the Financing Corporation (FICO) to service the interest on its bond obligations. The insurance assessment will remain at $.00 to $.31 per $100 in deposits through June 1999. Any increase in deposit insurance premiums for the banks will increase the Bank's cost of funds, and there can be no assurance that such costs can be passed on to the Bank's customers.

DIVIDENDS

     The principal source of the Company's cash revenues comes from dividends received from the Bank. The amount of dividends that may be paid by the Bank to the Company depends on the Bank's earnings and capital position and is limited by federal and state laws, regulations, and policies. The Federal Reserve has stated that bank holding companies should refrain from or limit dividend increases or reduce or eliminate dividends under circumstances in which the bank holding company fails to meet minimum capital requirements or in which earnings are impaired.

     The Company's ability to pay any cash dividends to its shareholders in the future will depend primarily on the Bank's ability to pay dividends to the Company. In order to pay dividends to the Company, the Bank must comply with the requirements of all applicable laws and regulations. Under Maryland law, the Bank must pay a cash dividend only from the following, after providing for due or accrued expenses, losses, interest, and taxes: (i) its undivided profits, or (ii) with the prior approval of the Commissioner, its surplus in excess of 100% of its required capital stock. Under FDICIA, the Bank may not pay a dividend if, after paying the dividend, the Bank would be undercapitalized. See "Capital Regulations" below. See Item 5 for a discussion of dividends paid by the Bank in the past two years.

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

CAPITAL REGULATIONS

     The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, account for off-balance sheet exposure, and minimize disincentives for holding liquid assets. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders' equity before the unrealized gains and losses on securities available for sale, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles, and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

     Under the guidelines, banks' and bank holding companies' assets are given risk-weights of 0%, 20%, 50%, and 100%. In addition, certain off-balance sheet items are given credit conversion factors to convert them to asset equivalent amounts to which an appropriate risk-weight will apply. These computations result in the total risk-weighted assets. Most loans are assigned to the 100% risk category, except for first mortgage loans fully secured by residential property and, under certain circumstances, residential construction loans, both of which carry a 50% rating. Most investment securities are assigned to the 20% category, except for municipal or state revenue bonds, which have a 50% rating, and direct obligations of or obligations guaranteed by the United States Treasury or United States Government agencies, which have a 0% rating.

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

     FDICIA established a new capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. The new capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1998, the Company and the Bank were qualified as "well capitalized." See "Item 6. Management's Discussion and Analysis or Plan of Operation - Capital."


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

                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Articles of Incorporation authorize it to issue up to 1,000,000 shares of the common stock.

     As of March 4, 199, there were approximately 546 holders of record of the common stock and 855,088 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. The development of a trading market may be inhibited because a large portion of the Company's shares is held by insiders. Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions.

     All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared by
the Board of Directors.   The Company paid dividends of $.93 per share in 1998,
and $.64 per share in 1997. In 1997 the Company issued a stock split effected in the form of a 200% stock dividend.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION


BUSINESS OF THE COMPANY

     Peoples Bancorp, Inc. (the "Company") was incorporated as a Maryland corporation on December 10, 1996. The Company acquired Peoples Bank of Kent County, Maryland, Chestertown, Maryland (the "Bank") on March 24, 1997. The Company was organized to become the holding company for the Bank under the Federal Bank Holding Company Act of 1956, as amended. Currently, the Bank is the Company's only subsidiary and the Company's only business is its investment in all of the issued and outstanding shares of the Bank's voting common stock.

     Peoples Bancorp, Inc. (the "Company") was incorporated as a Maryland corporation on December 10, 1996, to become a one-bank holding company by acquiring all of the capital stock of Peoples Bank of Kent County, Maryland, Chestertown, Maryland (the " Bank"). The Bank was incorporated under the laws of the State of Maryland in 1910. The Bank is a full-service commercial bank offering a variety of services to satisfy the needs of consumers and small-to-medium-sized businesses and professional enterprises. The Bank operates five branches located entirely in Kent County, Maryland. The Bank draws most of its customer deposits and conducts the bulk of its lending business within its primary service area which encompasses all of Kent County, northern Queen Anne's County, and southern Cecil County, Maryland. This primary service area is located between the Chesapeake Bay and the western boundary of Delaware.

     The bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the bank offers certain retirement account services, such as Individual Retirement Accounts. The bank also offers a full range of short- to medium-term commercial and personal loans. The bank originates mortgage loans, real estate construction and acquisition loans, as well as fixed rate and adjustable rate mortgages. These loans generally have a demand feature. Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

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

NET INTEREST INCOME

     The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the Company's funding sources. The table "Average Balances, Income and Expenses, and Rates" which follows shows the Company's average volume of interest-earning assets and interest-bearing liabilities for 1998 and 1997, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table "Analysis of Changes in Net Interest Income" shows the amount of net interest income change from rate changes and from activity changes.

     The key performance measure for net interest income is the "net margin on interest-bearing assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 1998, was 4.80% compared to 4.82% for 1997. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.

                       AVERAGE BALANCES, INTEREST, and YIELDS

                               For the Year Ended          For the Year Ended
                               December 31, 1998           December 31, 1997
                            Average                     Average
                            Balance   Interest  Yield   Balance  Interest  Yield

ASSETS
Federal funds sold         5766933    308291   5.35%   1158306     64472   5.57%
Investment securities:
     U. S. Treasury       13786945    806432   5.85%  21847352   1259818   5.77%
     U. S. Agency          6005619    323880   5.39%   4156745    234029   5.63%
     State and municipal         0         0      0%    104640      9123   8.72%
     Other                  361466     26232   7.26%     93006       798   0.86%
     Total investment
          securities      20154030   1156544   5.74%  26201743   1503768   5.74%
Loans:
     Demand and time      14728796   1328998   9.02%  13805156   1389219  10.06%
     Mortgage             72048388   6196039   8.60%  66286187   5672075   8.56%
     Installment           2940206    326931  11.12%   2354627    265078  11.26%
     Total loans          89717390   7851968   8.75%  82445970   7326372   8.89%
Allowance for loan losses   897395                      816481
   Total loans, net
         of allowance     88819995   7851968   8.84%  81629489   7326372   8.98%
Total interest-earning
               assets    114740958   9316803   8.12% 108989538   8894612   8.16%

Noninterest-bearing cash   2996352                     2496262
Premises and equipment     2615467                     1745555
Other assets               1613737                     1467368
     Total assets        121966514                   114698723


LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing Deposits
  Savings & NOW deposits  28287997    700456  2.48%   27724729    705567   2.54%
  Money market and
             supernow      9481124    263814  2.78%    7863097    209030   2.66%
  Other time deposits     49059920   2692545  5.49%   48346940   2623974   5.43%
Total interest-bearing
           deposits       86829041   3656815  4.21%   83934766    3538571  4.22%
Borrowed funds             4727614    150857  3.19%    3182718     106290  3.34%
Total interest-bearing
          liabilities     91556655   3807672  4.16%   87117484    3644861  4.18%
Noninterest-bearing
             deposits     13669913                    11686894
                         105226568                    98804378
Other liabilities           688181                      536328
Stockholders' equity      16051765                    15358017
    Total liabilities and stockholders' equity
                         121966514                   114698723
Net interest spread                           3.96%                        3.98%
Net interest income                  5509131                      5249751
Net margin on interest-earning assets         4.80%                        4.82%




                      ANALYSIS OF CHANGES IN NET INTEREST INCOME

                         Year ended December 31,         Year ended December 31,
                         1998 compared with 1997         1997 compared with 1996
                            variance due to                 variance due to

                         TOTAL      RATE     VOLUME     TOTAL    RATE    VOLUME
Earning assets
  Interest bearing
            deposits         0          0          0     -6475       0     -6475
  Federal funds sol     243819     -12700     256519   -153916    1409   -155325
  Investment securities:
    U. S. Treasury     -453386      11414    -464800     59807   50894      8913
    U. S. Agency         89851     -14242     104093   -102913   15243   -118156
   State, county, and
      municipals         -9123          0      -9123    -11781   -1115    -10666
    Other                25434      23131       2303     -3386   -4309       923
  Loans:
    Demand and time     -60221    -153167      92946     97222   19613     77609
    Mortgage            523964      30895     493069    473544 -172760    646304
    Installment          61853      -4070      65923     -2563    1601     -4164
      Total interest
            revenue     422191    -118740     540931    349539  -89424    438963

Interest-bearing liabilities
  Savings and NOW
        deposits         -5111     -19446      14335    -29579    6662    -36241
  Money market and
        supernow         54784      11711      43013     23022   16377      6645
  Other time deposits    68571      29875      38696    -76632  -71583     -5049
  Other borrowed funds   44567      -7026      51593     49970   10496     39474
        Total interest
             expense    162811      15174     147637    -33219  -38048      4829

 Net interest income    259380    -133914     393294    382758  -51376    434134

Interest on tax-exempt securities are reported on fully taxable equivalent basis.
The variance that is both rate/volume related is reported with the rate variance.


COMPOSITION OF LOAN PORTFOLIO

     Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $88,819,995 and $81,629,489 during 1998 and 1997, respectively, which constituted 77.41% and 74.90% of average interest-earning assets for the respective periods. At December 31, 1998, the Company's loan to deposit ratio was 82.10% compared to 86.83% at December 31, 1997, while the 1998 average loans to average deposits were 88.38%. The Company extends loans primarily to customers located in and near Kent, Queen Anne's and Cecil Counties, Maryland. There are no industry concentrations in the Company's loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and its performance will be influenced by the real estate market in the region.

     The following table sets forth the composition of the Company's loan portfolio as of December 31, 1998 and 1997, respectively.


                        COMPOSITION OF LOAN PORTFOLIO

                                                  December 31,
                                      1998                   1997
                                              Percent                  Percent
                                     Amount   of total       Amount    of total
Commercial                          13989837    15.67%      12789753    14.75%
Real estate-residential             33348619    37.35%      33503212    38.64%
Real estate-commercial              34869397    39.05%      33890358    39.09%
Construction                         2435864     2.73%       1772198     2.04%
Consumer                             4645552     5.20%       4741988     5.48%
      Total loans                   89289269   100.00%      86697509   100.00%
Less deferred origination fees        203792                  238883
Less allowance for credit losses      901139                  875716
      Net loans                     88184338                85582910


	The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the
Company's loan portfolio as of December 31, 1998.


     LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                           December 31, 1998
                                               Over one
                                  One year     Through    Over five
                                   or less    five years    years      Total

Commercial                        12969113       1020724       0      13989837
Real estate-residential           13758123      19590496       0      33348619
Real estate-commercial            20571625      14297772       0      34869397
Construction                       2435864             0       0       2435864
Consumer                           2637636       2007916       0       4645552
      Total                       52372361      36916908       0      89289269

Fixed interest rate               24865835      32211888       0      57077723
Variable interest rate            27506526       4705020       0      32211546
      Total                       52372361      36916908       0      89289269

     	As of December 31, 1998, $32,211,546, or 36.08%, of the total loans were either variable rate loans or loans written on demand.

   	The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 1998 and 1997, respectively.

                                        1998                  1997

   Check loan lines of credit          350035                302355
   Mortgage lines of credit           5217816               4507300
   Commercial lines of credit         8537798               7440628
   Construction loan commitments       969393                973741
   Standby letters of credit           846861                887134
           Total                     15921903              14111158

     Loan commitments are agreements to lend to a customer as long as there is no violation of any condition to the contract. Loan commitments may have interest fixed at current rates, fixed expiration dates, and may require the payment of a fee. Letters of credit are commitments issued to guarantee the performance of a customer to a third party. Loan commitments and letters of credit are made on the same terms, including collateral, as outstanding loans. The Company's exposure to credit loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment. Management is not aware of any accounting loss the Company will incur by the funding of these commitments.

LOAN QUALITY

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance appropriate and adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

     For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. Although the Company has a history of low loan charge-offs, its current policy is to maintain an allowance of approximately 1.00% of gross loans unless management's evaluation of the risk associated with each loan indicates that the allowance should be higher. This allowance may be increased for reserves for specific loans identified as substandard during management's loan review. Generally, the Company will not require a negative provision to reduce the allowance as a result of either net recoveries or a decrease in loans. This may cause the allowance as a percentage of gross loans to exceed the Company's target of 1.00%.

     The table "Allocation of Allowance for Loan Losses" which follows shows the specific allowance applied by loan type and also the general allowance included in the December 31, 1998 and 1997, allowance for loan losses.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of both December 31, 1998 and 1997, the allowance for loan losses was 1.01%.

                 ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                   1998                     1997

  Commercial                         101049     11.21%        83595     9.55%
  Real estate - residential          262023     29.08        216280    24.70
  Real estate  - commercial          360103     39.96        299070    34.15
  Consumer                            74641      8.28         70477     8.05
  General                            103323     11.47        206294    23.55
              TOTAL                  901139    100.00%       875716   100.00%


                         ALLOWANCE FOR LOAN LOSSES

                                                     1998                  1997

Balance at beginning of year                        875716                794087

Loan losses:
  Commercial                                             0                     0
  Mortgages                                              0                     0
  Consumer                                            2269                  8203
          Total loan losses                           2269                  8203

Recoveries on loans previously charged off
  Commercial                                             0                     0
  Mortgages                                              0                     0
  Consumer                                            1851                   674
         Total loan recoveries                        1851                   674

Net loan losses                                        418                  7529
Provision for loan losses charged to expense         25841                  9158
Balance at end of year                              901139                875716

Allowance for loan losses to loans outstanding
 at end of year                                      1.01%                 1.01%

Net charge-offs to average loans                     0.00%                 0.01%


     As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

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

LIQUIDITY AND INTEREST TATE SENSITIVITY

     The primary objective of asset/liability management is to ensure the steady growth of the Company's primary source of earnings, net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

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

     Interest rate sensitivity may be controlled on either side of the balance sheet. On the asset side, management can exercise some control on maturities. Also, loans may be structured with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. The Company's investment portfolio, including federal funds sold, provides the most flexible and fastest control over rate sensitivity since it can generally be restructured more quickly than the loan portfolio.

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

     The interest rate sensitivity position at December 31, 1998, is presented in the table "Interest Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. The Company was liability-sensitive for the first twelve month time horizon and asset-sensitive thereafter. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                              INTEREST SENSITIVITY ANALYSIS

                                   December 31, 1998

                                 After three
                        Within    but within   After one
                        Three      Twelve     but within     After
                        Months     Months     five years   five years    Total
Assets
Earning assets
  Federal funds sold     244554           0           0          0     7244554
  Investment securities
     available for sale 2000313     3524688    14101113     354800    19980914
     held to maturity     19734     3980401     1501793      67998     5569926
  Loans                32701883    19670478    36916908          0    89289269
Total earning assets   41966484    27175567    52519814     422798   122084663


Liabilities
Interest-bearing liabilities
  Money market and
      Supernow         10156459          0            0          0    10156459
  Savings and NOW      30020180          0            0          0    30020180
  Certificates $100,000
      and over          1513812    1784086      5492045                8789943
  Certificates under
      $100,000          6775871   16826778     20022351       2871    43627871
  Securities sold under agreements
      to repurchase     3309357     600000       428784          0     4338141
Total interest-bearing
      liabilities      51775679   19210864     25943180       2871    96932594

Period gap             -9809195    7964703     26576634     419927    25152069

Cumulative gap         -9809195   -1844492     24732142   25152069    25152069

Ratio of cumulative gap to
 total earning assets    -8.03%     -1.51%       20.26%     20.60%      20.60%

     The table "Investment Securities Maturity Distribution and Yields" shows that as of December 31, 1998, $9,545,359 of the investment portfolio matures in one year or less. The balance of the debt securities mature within five years except for mortgage-backed securities, which have expected maturities within 10 years. Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks.
The total lines of credit available from correspondent banks at December 31, 1998, was $6,000,000. Additionally, the Company has an unused line of credit of $15,000,000 from the Federal Home Loan Bank of Atlanta which is secured by the residential mortgages of the Bank.



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

                                                      December 31,
                                              1998                 1997
                                                Percent of           Percent of
                                        Amount   deposits     Amount   deposits

Demand deposit accounts                14816250    13.79%     13708219  13.91%
Savings and NOW accounts               30020180    27.95      27335924  27.73
Money market and Supernow accounts     10156459     9.46       9455226   9.59
Time deposits less than $100,000       43627871    40.62      39944071  40.53
Time deposits of $100,000 or more       8789943     8.18       8118387   8.24

               Total deposits         107410703   100.00%     98561827   100%

     Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $8,177,320 during 1998. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The maturity distribution of the Company's time deposits over $100,000 at December 31, 1998, is shown in the following table.


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

CAPITAL

     Under the capital guidelines of the Federal Reserve Board and the FDIC, the Company and the bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. Tier 1 capital consists of common shareholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain intangibles. In addition, the Company and the bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions.

   	At December 31, 1998, the Company and the bank exceeded their regulatory capital ratios, as set forth in the following table.


                                    ANALYSIS OF CAPITAL
                                          1998                    1997
                              Required  Consolidated          Consolidated
                              Minimums    Company     Bank      Company    Bank
Total risk-based capital rat     8.0%      17.9%      17.5%       18.8%    18.5%
Tier I risk-based capital ratio  4.0%      17.0%      16.6%       17.8%    17.5%
Tier I leverage ratio            3.0%      12.7%      12.4%       13.7%    13.4%


ACCOUNTING RULE CHANGES

     FASB Statement No. 130, Reporting Comprehensive Income requires that all items that are required to be recognized underaccounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income of the Company includes unrealized gains and losses on securities available for sale, net of tax. The Statement is effective for years beginning after December 15, 1997. The Company adopted the standard in the financial statements for the year-ended December 31, 1998 with restatement of prior periods.

     FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information requires that a public company report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. This Statement was effective for financial statements for periods beginning after December 15, 1997. The standard had no effect on the Company's financial statements.

     FASB Statement No. 132, Employers' Disclosures about Pension and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106 standardizes the disclosure requirements for pension and postretirement benefits. It requires additional information on the changes in benefit obligations and fair values of plan assets and eliminates certain disclosures that are not longer useful. It was effective for fiscal years beginning after December 15, 1997. The pension disclosures have been restated to conform to this pronouncement.

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

IMPACT OF INFLATION

     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. See "Liquidity and Interest Rate Sensitivity" above.

INDUSTRY DEVELOPMENTS

     Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institution industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or results of operations.

YEAR 2000 ISSUES

     The Company has determined the scope of the Year 2000 issue (Y2k) as it relates to the operation of the bank. The internal systems have been tested and those found not to be compliant will be compliant before the end of 1999. Management formed a committee that has contacted vendors and large customers to assess and educate major suppliers and borrowers of the Y2k issue. Should large borrowers not sufficiently address this area, the Company may experience an increase in loan defaults. Management is working with borrowers to minimize the Bank's exposure from borrowers' failure to plan for Y2k.

     The financial nature of banks makes them dependent on computer systems. The Committee has reviewed the testing done by the Bank's third party data processor. Although most applications have passed the tests performed, one deposit application is in the process of correction. Future testing of failed systems will be done and completed by June 30,1999.

     The Company incurred no significant incremental Y2k compliance costs during 1998. Management estimates that the cost of making all applications compliant in 1999 and the cost of educating customers will be $20,000.


Item 7. Financial Statements

     In response to this Item, the information included on pages 7 through 12 of the Company's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference.


                                    PART III

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

                               	Not applicable.

Item 9. Directors and Executive Officers; Compliance with Section 16(a) of the Exchange Act

            	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than ten percent of the Company's Stock ("a Section 16 Insider") to file monthly reports and an annual report with both the Securities and Exchange Commission and the National Association of Securities Dealers. Based on a review of the reports submitted to the Company, the Company believes that all Section 16(a) reporting requirements applicable to the Company's directors, officers and 10% Shareholders were satisfied , buy not on a timely basis because of misunderstandings due to first time filings.

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

SUMMARY COMPENSAION TABLE
                                                     Salary           Bonus
Name and Principal Position             Year           ($)             ($)
- ---------------------------            ------        --------       --------
E. Roy Owens,
Chairman and President and CEO...........1998         122,000       18,915
E. Roy Owens,
Chairman and President and CEO...........1997         118,000       18,971
E. Roy Owens,
Chairman and President and CEO...........1996         112,500       14,786

     The Company has no employment agreements, termination of employment, or change-in-control agreements or understandings with any of its directors, executive officers or any other party.


Item 11. Security Ownership of Certain Beneficial Owners and Management

    	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1998, certain information concerning shares of the Common Stock of the Company beneficially owned by ( i ) the chief executive officer of the company; ( ii ) all directors and nominees for directors of the Company; ( iii) all directors and officers of the Company as a group.

                                                 Amount and
                                           Nature of Beneficial    Percent of
Name and address of
Beneficial Owner (11)                          Ownership (1)           Class (1)
- ---------------------------------------      -----------------      ------------
Directors:

Robert W. Clark, Jr                              5,505(2)                    *

LaMonte E. Cooke                                    20                       *

Gary B. Fellows                                     20                       *

Herman E. Hill, Jr                               4,405(3)                    *

Elmer E. Horsey                                    720(4)                    *

Arthur E. Kendall                                2,031                       *

P. Patrick McClary                               5,226                       *

Robert A. Moore                                  6,315(5)                    *

E. Roy Owens                                     3,945(6)                    *

Alexander P. Rasin, III                         29,500(7)                3.44%

Stefan R. Skipp                                 30,000(8)                3.50%

Thomas G. Stevenson                             11,085(9)                1.29%

Elizabeth A. Strong                                 30                       *

William G. Wheatley                              6,928(10)         	         *

All Directors and Executive Officers of the Company
      as a group (15 persons)                  108,495                  12.64%
- -------------------------------
*     Less than 1%
(1) Unless otherwise indicated, the named person has sole voting and investment power with respect to all shares.
(2) Includes 2,664 shares owned by Mr. Clark's minor children. Excludes 401 shares owned by Mr. Clark's wife.
(3) Includes 4,089 shares owned jointly by Mr. Hill and his wife. Excludes 165 shares owned by Mr. Hill's wife.
(4) Excludes 89,100 shares owned by Nylon Capital Shopping Center, Inc. for which Mr. Horsey serves as President, but does not own any beneficial interest, and excludes 864 shares owned by Mr. Horsey's wife.
(5)  Includes 5,310 shares owned jointly by Mr. Moore and his wife.
(6) Includes 1,365 shares owned jointly by Mr. Owens and his wife. Excludes 185 shares owned by Mr. Owens's wife.
(7) Includes 23,460 shares owned by a family trust. Excludes 1,422 shares owned by Mr. Rasin's wife.
(8) Includes 9,000 shares owned by a family estate/trust account. Excludes 1,800 shares owned by Mr. Skipp's minor children.
(9) Includes 8,100 shares owned by three family trusts, and 1,500 shares owned by a family partnership.
(10) Includes 6,843 shares owned jointly by Mr. Wheatley and his wife. Excludes 9 shares owned by Mr. Wheatley's wife.
(11) All directors and executive officers may be contacted at the Company's corporate offices by addressing correspondence to the appropriate person, care of Peoples Bancorp Inc., 100 Spring Avenue, P. O. Box 210, Chestertown, Maryland 21620-0210.


Item 12. Certain Relationships and Related Transactions

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the past year the Bank has had banking transactions in the ordinary course of its business with: ( i) its directors and nominees for directors; (ii) its executive officers; (iii) its 5% or greater shareholders; (iv) members of the immediately family if its directors, nominees for directors or executive officers and 5% shareholders; and (v) the associates of such persons on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with others. The extensions of credit by the Bank to these persons have not and do not currently involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1998, the balance of the loans outstanding to directors, executive officers, owners of 5% or more of the outstanding Common Stock, and their associates, including loans guaranteed by such persons, aggregated $2,664,886, which represented approximately 16.37% of the Company's equity capital accounts.

     Alexander P. Rasin, III, a director of both the Company and the Bank, is a partner of the law firm of Rasin, Wright and Wootton which performs legal services for the Company and its subsidiaries. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

     Robert A. Moore, a director of both the Company and the Bank, is Chairman of Dukes-Moore Insurance Agency, Inc. an insurance brokerage firm through which the Company and the Bank place various insurance policies. The Company and the Bank paid total premiums for insurance policies placed by Dukes-Moore Insurance Agency, Inc. in 1998 of $88,077. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

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

Date:  March 26, 1999                      By:  /s/  Arthur E. Kendall
                                                Arthur E. Kendall, Director

Date:  March 26, 1999                      By:  /s/ P. Patrick McCleary
                                                P. Patrick McCleary, Director

Date:  March 26, 1999                      By:  /s/ Robert A. Moore
                                                Robert A. Moore, Director

Date:  March 26, 1999                      By:  /s/ E. Roy  Owens
                                                E. Roy Owens, President
                                                and Chief Executive Officer

Date:  March 26, 1999                      By:  /s/ Alexander P. Rasin, III
                                                Alexander P. Rasin,III, Director

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

Date:  March 26, 1999                      By:  /s/ Elizabeth A. Strong
                                                Elizabeth A. Strong, Director

Date:  March 26, 1999                      By:  /s/ William G. Wheatley
                                                William G. Wheatley, Director



                                                                 March 22, 1999


To our Shareholders, Customers, and Friends:

     It is truly a pleasure, on behalf of our Board of Directors and our entire staff, to present this Annual Report to you for the year of 1998. Since your holding company is basically a shell type entity, most all of my comments will relate to the subsidiary, which is, as you know, Peoples Bank of Kent County, Maryland. I believe in my letter in last year's annual report I made the statement that some exciting events had taken place during the year. As a result of those events, we can proudly say this past year has been equally or even more gratifying. We have achieved respectable results from those events, on which I will expand further in this letter. We are delighted to report, once again, our company produced record earnings and growth this past year. I am convinced that the efforts of researching and strategic planning of our Board of Directors and staff are directly responsible for the growth in these earnings and bottom line numbers in our statement of condition.

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

     You will notice our consolidated stockholders' equity (including accumulated other comprehensive income) remains in a very healthy position, which is at $16,281,345 as of December 31, 1998 as compared to $15,854,505 one year ago. In comparing these figures with the outstanding common stock at year-end, we find that we have a book value of $18.97 per share. By comparison, if we look at the book value at the end of 1993, we arrive at a total of $13.59 per share (restated due to a 200% stock dividend in 1997), which represents an
annual growth rate of 6.90% over the past five years.   In addition, if you
factor in the cash dividends your investment grows even larger. We are pleased that we have been able to achieve these levels in your equity position and you can trust that we will strive to keep these ratios moving forward as we continue to manage your investment in Peoples Bancorp and its subsidiary.

     As a result of our marketing efforts and the favorable trends in our economy, we were able to grow our loan portfolio by $2,601,428, or 3.04%. At year-end our total loan portfolio tallied $88,184,338 as compared to $85,582,910 a year earlier. Since our loan portfolio is our greatest income-producing asset, we are grateful for the devoted efforts of our loan officers for making it possible to give these results to you. In fact, our loan portfolio is the largest that it has ever been in the history of our company. It is most important to emphasize that our loan losses in recent years have been very minimal, as you will see by reviewing the analysis of loans and allowances for loan losses found in the Notes to Financial Statements.

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

     After many months of toiling with the addition and renovations of our main office, we have scheduled an "Open House Celebration" on April 28, 1999 from the hours of 3:00 P.M. to 8:00 P.M. Since this celebration will follow our Annual Stockholders Meeting, we hope you will take time to visit with us and give us the opportunity to offer you personal tours before the general public begins to arrive. We are very proud of the changes that we have made, and we are most anxious to personally show you around the premises. Prizes will be awarded every hour with a grand prize awarded at 8:00 P.M. You will also receive a personal gift to commemorate the occasion on that day.

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

                                                  /s/ E. Roy Owens
                                                  E. Roy Owens
                                                  Chairman and President



                               EXHIBIT 13

                       ANNUAL REPORT TO SHAREHOLDERS
                   FOR THE YEAR ENDED DECEMBER 31, 1998


                          Peoples Bancorp, Inc.
                          Financial Statements
                            December 31, 1998



                          BUSINESS OF THE COMPANY

     Peoples Bancorp, Inc. (the "Company") was incorporated as a Maryland corporation on December 10, 1996. The Company acquired Peoples Bank of Kent County, Chestertown, Maryland (the "Bank") on March 24, 1997. The Company was organized to become the holding company for the Bank under the federal Bank Holding Company Act of 1956, as amended. Currently, the Bank is the Company's only subsidiary and the Company's only business is its investment in all of the issued and outstanding shares of the Bank's voting common stock.

     Peoples Bancorp, Inc. (the "Company") was incorporated as a Maryland corporation on December 10, 1996, to become a one-bank holding company by acquiring all of the capital stock of Peoples Bank of Kent County, Chestertown, Maryland (the " Bank"). The Bank was incorporated under the laws of the State of Maryland in 1910. The Bank is a full-service commercial bank offering a variety of services to satisfy the needs of consumers and small-to-medium-sized businesses and professional enterprises. The Bank operates five branches located entirely in Kent County, Maryland. The Bank draws most of its customer deposits and conducts the bulk of its lending business within its primary service area which encompasses all of Kent county, northern Queen Anne's County, and southern Cecil County, Maryland. This primary service area is located between the Chesapeake Bay and the western boundary of Delaware.

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

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

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


BALANCE SHEETS
DECEMBER 31,

ASSETS                                      1998         1997          1996

Cash and due from banks                    3006344      3976505       4912984
Federal funds sold                         7244554      2604868       1163607
Securities available for sale             19980914     13873611      20496399
Securities held to maturity
  (market value of $5,624,558,
  $8,136,502, and $8,384,388)              5589660      8124223       8386520
Loans, less allowance for loan
  losses of $901,139,
  $875,716, and $794,087                  88184338     85582910      77446272
Premises and equipment                     3033957      2337662       1200497
Accrued interest receivable                 912965       990132       1017688
Other real estate owned                          0       345069        224500
Deferred income taxes                       153439       179779        180433
Other assets                                484654       307572        224610
                                         128590825    118322331     115253510

The accompanying notes are an integral part of these financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY        1998         1997         1996
Deposits
  Demand                                  14816250     13708219      11077187
  Savings and NOW                         30020180     27335924      29817791
  Money market and Supernow               10156459      9455226       7444037
  Other time                              52417814     48062458      47552926
                                         107410703     98561827      95891941
Securities sold under
repurchase agreements                      4338141      3390120       3881705
Accrued interest payable                    411077       391360        392449
Other liabilities                           149559       124519         76028
Dividend payable                                 0            0        365000
                                         112309480    102467826     100607123
Stockholders' equity
  Common stock, par value $10 per share; authorized
   1,000,000 shares; issued and outstanding 858,208
   shares in 1998, 875,573 shares in 1997, and
   292,000 shares in 1996                  8582080      8755730       2920000
  Surplus                                  2920866      2920000       2920000
  Undivided profits                        4767900      4167590       8822783
                                          16270846     15843320      14662783
  Accumulated other comprehensive income     10499        11185        -16396
                                          16281345     15854505      14646387
                                         128590825    118322331     115253510

The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,

                                               1998        1997          1996
INTEREST REVENUE
  Loans, including fees                     7824877      7304892        6746384
  U. S. Treasury securities                  806432      1259818        1200011
  U. S. Government agency securities         323880       234029         336942
  State and municipal securities                  0         6244          14275
  Other securities                            26232          798           4184
  Federal funds sold                         308291        64472         218388
  Time deposits                                   0            0           6475
          Total interest revenue            9289712      8870253        8526659
INTEREST EXPENSE
  Certificates of deposit of
      $100,000 or more                       485258       492032         460577
  Other deposits                            3171557      3046539        3161183
  Borrowed funds                             150857       106290          56320
          Total interest expense            3807672      3644861        3678080
          Net interest income               5482040      5225392        4848579
PROVISION FOR LOAN LOSSES                     25841        89158          20347
          Net interest income after
          provision for loan losses         5456199      5136234        4828232
OTHER OPERATING REVENUE
  Service charges on deposit accounts        467497       427179         419952
  Securities gains (losses)                       0         1845          -3960
  Other noninterest revenue                  124961       100966          69975
          Total other revenue                592458       529990         485967
OTHER EXPENSES
   Salaries                                 1624243      1512289        1419196
  Employee benefits                          406381       357029         365981
  Occupancy                                  147218       131520         143638
  Furniture and equipment                    135221        93390          90460
  Other operating                            878022       819156         870871
          Total other expenses              3191085      2913384        2890146
Income before income taxes and cumulative
effect of a change in accounting method     2857572      2752840        2424053
INCOME TAXES                                1043967       998225         897246
Income before cumulative effect of a change
in accounting method                        1813605      1754615        1526807
Cumulative effect of a change in the method of accounting for  organization
costs, net of income taxes of $15,820        -30709            0              0
NET INCOME                                  1782896      1754615        1526807

Earnings per common share
 Income before cumulative effect of a change in
            accounting method                  2.09         2.00           1.74
 Cumulative effect of a change in the method of
            accounting for  organization costs,
            net of income taxes               -0.03            0              0
EARNINGS PER COMMON SHARE                      2.06         2.00           1.74

The accompanying notes are an integral part of these financial statements.



STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1998

                                                           Accumulated
                                                             other       Compre-
                      Common stock              Undivided comprehensive  hensive
                     Shares  Par value  Surplus   profits    income      income
Balance,
  December 31, 1995  292000   2920000   2920000   7996776    67257

Net income                0         0         0   1526807        0      1526807
Unrealized gain (loss) on investment
  securities available for sale net
  of income taxes         0         0         0         0   -83653       -83653
Cash dividend,
  $.80 per share          0         0         0   -700800        0            0

Balance,
  December 31, 1996  292000   2920000   2920000   8822783   -16396       1443154

Net income                0         0         0   1754615        0       1754615
Unrealized gain (loss) on investment
  securities available for sale net
  of income taxes         0         0         0         0    27581         27581
Stock split in the form of a 200%
  stock dividend     584000   5840000         0  -5840000        0             0
Repurchase of stock    -427     -4270         0     -9168        0             0
Cash dividend, $.64
  per share               0         0         0   -560640        0             0

Balance,
  December 31, 1997  875573   8755730   2920000   4167590    11185       1782196

Net income                0         0         0   1782896        0       1782896
Unrealized gain (loss) on investment
  securities available for sale net of
  income taxes            0         0         0         0     -686          -686
Sale of stock            40       400       866         0        0             0
Repurchase of stock  -17405   -174050         0   -375693        0             0
Cash dividend, $.93
  per share               0         0         0   -806893        0             0

Balance,
  December 31, 1998  858208   8582080   2920866   4767900    10499       1782210

The accompanying notes are an integral part of these financial statements.



STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

                                                    1998        1997        1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                              9352056     8879088     8478215
  Fees and commissions received                   593310      555222      490931
  Interest paid                                 -3787955    -3645950    -3688157
  Cash paid to suppliers and employee           -3107187    -2438801    -2665561
  Income taxes paid                             -1154452    -1395064    -1002462
                                                 1895772     1954495     1612966
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and calls of investment securities
      Held to maturity                           2532522      260477    10404972
     Available for sale                          8000000     7002695      298000
  Purchase of investment securities
     Held to maturity                                  0           0    -7018266
     Available for sale                        -14126651     -342900    -7501012
  Loans made, net of principal collected        -2592176    -8195461    -3750885
  Purchases of premises, equipment, and software -807552 -1293383 -135536 Proceeds from sale of other real estate
     owned and equipment                          326083       92704      219499
  Purchases of other real estate owned                 0     -213068           0
                                                -6667774    -2688936    -7483228
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in
    Time deposits                                4355356      509532     1244909
    Other deposits                               3491641     2160354     2369829
    Securities sold under repurchase agreements  1949900     -491585     1602889
  Dividends paid                                 -806893     -925640     -671600
  Proceeds from stock issued                        1266           0           0
  Repurchase of stock                            -549743      -13438           0
                                                 8441527     1239223     4546027

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                    3669525      504782    -1324235
Cash and cash equivalents at beginning of year   6581373     6076591     7400826
Cash and cash equivalents at end of year        10250898     6581373     6076591

The accompanying notes are an integral part of these financial statements.



STATEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED DECEMBER 31,
                                                  1998        1997        1996

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
   Net income                                    1782896     1754615    1526807

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
   Loss (gain) on sale of investment securities        0       -1845        3960
   Amortization of premiums and accretion of
      discounts                                    20270       11614       12167
   Provision for loan losses                       25841       89158       20347
   Depreciation and software amortization         162642      112454      113066
   Loss (gain) and writedowns on other real estate 18986        -204      119087
   Deferred income taxes                           26772      -16721      -26339
   Decrease (increase) in
    Accrued interest receivable                    77167       27556      -94494
    Other assets                                  -76363       -9732      -15300
   Increase (decrease) in
    Deferred origination fees and costs, net      -35093      -30335       33883
    Income taxes payable, net of refunds         -153077      -15118      -78877
    Accrued interest payable                       19717       -1089      -10077
    Other liabilities                              26014       34142        8736

                                                 1895772     1954495     1612966

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies reflected in the accompanying financial statements conform to generally accepted accounting principles and to general practices within the banking industry.

     Peoples Bancorp, Inc. is a one-bank holding company. Its subsidiary, Peoples Bank of Kent County, Maryland, is afinancial institution operating primarily in Kent and Queen Anne's Counties. The Bank offers deposit services and loansto individuals, small businesses, associations, and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders, and travelers cheques. The Bank also offers credit card services and discount brokerage services through a correspondent.

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

INVESTMENT SECURITIES
     As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity, or over the expected life of mortgage-backed securities. Securities which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders' equity on an after tax basis.

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


NOTES TO FINANCIAL STATEMENTS

 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)
     An allowance for loan losses is maintained at a level deemed appropriate by management to provide adequately for known and inherent risks in the loan portfolio. The allowance is based upon a continuing review of past loan loss experience, current economic conditions which may affect the borrowers' ability to pay, and the underlying collateral value of the loans. If the current economy or real estate market were to suffer a severe downturn, the estimate for uncollectible accounts would need to be increased. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The allowance for loan losses is increased by the current year provision for loan losses and by recoveries on loans previously charged off.

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

COMPREHENSIVE INCOME
     The Bank adopted Statement No. 130 of the Financial Accounting Standards Board, Reporting Comprehensive Income, in 1998. Comprehensive income includes net income and the unrealized gain on investment securities available for sale. The statements of changes in stockholders' equity have been restated to include comprehensive income for the years ended December 31, 1997 and 1996.

 2.     CASH AND DUE FROM BANKS

     The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $6,264,394 for 1998, $2,556,200 for 1997, and $4,003,100 for 1996.

     Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

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


                                 Available for sale          Held to maturity
                                Amortized     Market        Amortized    Market
                                   Cost       value            cost       value
    DECEMBER 31, 1998
Maturing
  Within one year                 5503818    5525001         4000135     4040313
  Over one to five years         14105238   14101113         1501793     1494345
  Mortgage-backed                       0          0           87732       89900
  Federal Home Loan Bank stock     354800     354800               0           0
                                 19963856   19980914         5589660     5624558

Pledged securities                4990118    5013830         4773410     4798827

    DECEMBER 31, 1997
Maturing
  Within one year                 8002670    8005084         2499799     2503825
  Over one to five years          5509863    5525627         5503876     5508438
  Mortgage-backed                       0          0          120548      124239
  Federal Home Loan Bank stock     342900     342900               0           0
                                 13855433   13873611         8124223     8136502

Pledged securities                6510783    6524065         4500708     4535700

    DECEMBER 31, 1996
Maturing
  Within one year                 7004429    7002501               0           0
  Over one to five years         13518750   13493898         8107773     8099740
  Over five years                       0          0          100000      102260
  Mortgage-backed                       0          0          178747      182388
                                 20523179   20496399         8386520     8384388

Pledged securities                8522692    8497194         1503131     1505709

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

     Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Bank's exposure to credit loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment. Management is not aware of any accounting loss the Bank will incur by the funding of these commitments.

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

7.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Bank has repurchase agreements that are collateralized by government agency securities owned by the Bank. The following applied to these repurchase agreements:

                                              1998          1997          1996
Maximum amount outstanding                   5975986       4069611       3881705
Average amount outstanding                   3733386       3399467       2784391
Average rate paid during the year              4.04%         4.21%         3.64%
Investment securities underlying agreements at year-end
   Carrying value                            9500000       8026619       8002510
   Estimated fair value                      9546847       8051877       8008759

NOTES TO FINANCIAL STATEMENTS

 8.     INCOME TAXES

     The components of income tax expense, including taxes related to the change in accounting method for origination costs, are as follows:

                                                1998          1997         1996
 Current
  Federal                                      873060        896997       796143
  State                                        128315        117949       127442
                                              1001375       1014946       923585
Deferred                                        26772        -16721       -26339
                                              1028147        998225       897246

     The components of the deferred income tax expense are as follows:

Provision for loan losses                       -9980        -34432        -7858
Other real estate loss provision                42307          7644       -35263
Prepaid pension costs                           16105         21226        21441
Depreciation                                    10049          2757          538
Discount accretion                              -5979          8218         1755
Nonaccrual interest                             -3643        -13476          231
Deferred compensation                           -9989         -8658        -7183
Organization costs                             -12098             0            0
                                                26772        -16721       -26339

     The components of the net deferred tax asset are as follows:

Deferred tax assets
  Allowance for loan losses                    217363        207383       172951
  Other real estate loss allowance                  0         42307        49951
  Deferred compensation                         25830         15841         7183
  Nonaccrual interest                           17696         14053          577
  Organization costs                            12098             0            0
  Unrealized loss on investment securities
      available for sale                            0             0        10383
                                               272987        279584       241045
Deferred tax liabilities
  Depreciation                                  47658         37609        34852
  Discount accretion                            10017         15996         7778
  Prepaid pension costs                         55313         39208        17982
  Unrealized gain on investment securities
       available for sale                        6560          6992            0
                                               119548         99805        60612

Net deferred tax asset                         153439        179779       180433

      A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:

                                                 1998         1997          1996
Tax at statutory federal income tax rate           34%          34%          34%

Tax effect of
  Tax-exempt income                              -0.5         -0.6          -0.5
  State income taxes, net of federal benefit        3          2.8           3.3
  Other, net                                      0.1          0.1           0.2
                                                 36.6%        36.3%          37%

 9.     PROFIT SHARING PLAN

     The Bank has a profit sharing plan qualifying under section 401(k) of the Internal Revenue Code that covers all employees with one year of service who have attained age 21. The contributions to the plan for 1998, 1997, and 1996, were $31,184, $28,326, and $42,153, respectively.

NOTES TO FINANCIAL STATEMENTS

10.     PENSION

     The Bank has a defined benefit pension plan covering substantially all of the employees. Benefits are based on years of service and the employee's highest average rate of earnings for five consecutive years during the final ten full years before retirement. The Bank's funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes, determined using the projected unit credit cost method. Assets of the plan are held in deposit accounts at the Bank.

The following table sets forth the financial status of the plan at December 31,

                                                    1998       1997        1996
Change in plan assets
  Fair value of plan assets at beginning of year   999343     870686      765988
  Actual return on plan assets                      66559      63883       55355
  Employer contribution                             89208      92201       85140
  Benefits paid                                    -65444     -27427      -35797
  Fair value of plan at end of year               1089666     999343      870686
Change in benefit obligation
  Benefit obligation at beginning of year         1046430     908283      789748
  Service cost                                      49741      42216       40508
  Interest cost                                     75824      67007       55598
  Benefits paid                                    -65444     -27427      -35797
  Actuarial loss                                    21078      56351       58226
  Benefit obligation at end of year               1127629    1046430      908283
Funded status                                      -37963     -47087      -37597
Unamortized prior service cost                     -17903     -19281      -20658
Unrecognized net loss                              242996     217287      159702
Unamortized net obligation from transition         -43907     -49396      -54885

Prepaid pension expense included in other assets   143223     101523       46562


NOTES TO FINANCIAL STATEMENTS

10.     PENSION (CONTINUED)

     Net pension expense includes the following components:

                                                    1998       1997        1996
Service cost                                        49741      42216       40508
Interest cost                                       75824      67007       55598
Expected return on assets                          -76089     -68112      -59619
Amortization of transition asset                    -5489      -5489       -5489
Amortization of prior service cost                  -1377      -1377       -1377
Amortization of loss                                 4898       2995           0
Net pension expense                                 47508      37240       29621

     Assumptions used in the accounting for net pension expense were:

Discount rates                                       7.5%        7.5%       7.5%
Rate of increase in compensation level               5.0%        5.0%       5.0%
Long-term rate of return on assets                   7.5%        7.5%       7.5%

NOTES TO FINANCIAL STATEMENTS

11.     OTHER OPERATING EXPENSES

     Other operating expenses consist of the following:

                                                      1998       1997     1996

Advertising                                           34331     26443      25517
Business Manager                                      22377     30104      21547
Correspondent bank fees                               36434     37802      34562
Data processing                                      204200    194460     188942
Directors' fees                                       72556     59341      58713
FDIC assessment                                       11602     11364       2000
Insurance                                             22886     28269      27716
Office supplies                                       42844     50751      54040
Other real estate holding costs                        5887         0      10644
Writedown of other real estate                        18986    -12294     121711
Postage                                               69796     68509      62005
Printing and stationery                               56414     39963      31188
Professional fees                                     75190     83701      42410
Telephone                                             32842     30830      27160
Other                                                171677    169913     162716
                                                     878022    819156     870871


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

     Management has contacted vendors and large customers to assess their preparedness and expects no significant impacton the operations of the Bank.


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

   (in thousands)                                  Minimum          To be well
                                   Actual      capital adequacy     capitalized
                                Amount  Ratio    Amount  Ratio    Amount   Ratio

December 31, 1998
  Total capital
    (to risk-weighted assets)    16739   17.5%     7642    8.0%     9552    10.%
  Tier 1 capital
   (to risk-weighted assets)     15838   16.6%     3821    4.0%     5731    6.0%
  Tier 1 capital(to fourth
     quarter average assets)     15838   12.4%     5102    4.0%     6377    5.0%

      December 31, 1997
  Total capital
    (to risk-weighted assets)    16358   18.5%     7075    8.0%     8844    10.%
  Tier 1 capital
    (to risk-weighted assets)    15482   17.5%     3537    4.0%     5306    6.0%
  Tier 1 capital (to fourth
     quarter average assets)     15482   13.4%     4630    4.0%     5787    5.0%

      December 31, 1996
  Total capital
    (to risk-weighted assets)    15475   22.5%     5514    8.0%     6892   10.0%
  Tier 1 capital
    (to risk-weighted assets)    14663   21.3%     2757    4.0%     4135    6.0%
  Tier 1 capital (to fourth
    quarter average assets)      14663   12.6%     4644    4.0%     5806    5.0%

     Tier 1 capital consists of capital stock, surplus, and undivided profits. Total capital includes a limited amount of the allowance for credit losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

     Failure to meet the capital requirements could affect the Bank's ability to pay dividends and accept deposits and may significantly affect the operations of the Bank.


NOTES TO FINANCIAL STATEMENTS

17.     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Bank's financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the FASB and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

                                               December 31,
                                1998              1997               1996
                           Carrying  Fair    Carrying  Fair   Carrying   Fair
                            Amount   value    amount   value    amount   value
Financial assets
  Cash and due from banks   3006344  3006344  3976505  3976505  4912984  4912984
  Federal funds sold        7244554  7244554  2604868  2604868  1163607  1163607
  Investment securities
       (total)             25570574 25605472 21997834 22010113 28882919 28880787
  Loans, net               88184338 88303288 85582910 85401762 77446272 77456683
  Accrued interest
      receivable             912965   912965   990132   990132  1017688  1017688
Financial liabilities
  Noninterest-bearing
deposits                   14816250 14816250 13708219 13708219 11077187 11077187
  Interest-bearing deposits and
    securities sold under
    repurchase agreements  96932594 97811411 88243728 88859054 88696459 89540598
  Dividend payable                0        0        0        0   365000   365000
  Accrued interest payable   411077   411077   391360   391360   392449   392449

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



NOTES TO FINANCIAL STATEMENTS

18.     PARENT COMPANY FINANCIAL INFORMATION

     The balance sheets and statements of income and cash flows for Peoples Bancorp, Inc. (Parent Only) follow:

                                                              December 31,
BALANCE SHEETS                                        1998                1997
                                  Assets
Cash                                                 404939               303860
Investment in subsidiary                           15838226             15492609
Organization costs                                        0                46529
Deferred income taxes                                 12098
Other assets                                          26082                12707
          Total assets                             16281345             15855705

                    Liabilities and Stockholders' Equity
Other liabilities                                         0                 1200
Stockholders' equity
  Common stock, par value $10.00 per share;
   authorized 1,000,000 shares; issued and
   outstanding 858,208 shares in 1998 and 875,573 shares
   in 1997                                          8582080              8755730
  Additional paid-in capital                        2920866              2920000
  Retained earnings                                 4767900              4167590
  Accumulated other comprehensive income              10499                11185
        Total stockholders' equity                 16281345             15854505
        Total liabilities and stockholders' equity 16281345             15855705


                                                       Years Ended December 31,
STATEMENTS OF INCOME                                 1998                 1997
Interest revenue                                      18456                10432
Dividends from subsidiary                           1486373               960640
Equity in undistributed income of subsidiary         346303               818641
                                                    1851132              1789713
Expenses
  Legal fees                                          33080                34917
  Amortization of organization costs                  46529                 8211
  Other                                               14100                 4677
                                                      93709                47805
Income before income taxes                          1757423              1741908
Income tax reduction                                  25473                12707

Net income                                          1782896              1754615



NOTES TO FINANCIAL STATEMENTS

18.     PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                                      Years Ended December 31,
Statements of Cash Flows                           1998                   1997
Cash flows from operating activities
  Interest and dividends received                 1504829                 971072
  Cash paid for operating expenses                 -48380                 -38394
                                                  1456449                 932678

Cash flows from investing activities
  Cash paid for organization costs                      0                 -54740
Cash flows from financing activities
  Dividends paid                                  -806893                -560640
  Repurchase of stock, net of stock sold          -548477                 -13438
                                                 -1355370                -574078

Net increase in cash                               101079                 303860

Cash at beginning of year                          303860                      0

Cash at end of year                                404939                 303860

Reconciliation of net income to net cash
  provided by operating activities
   Net income                                     1782896                1754615
Adjustments to reconcile net income to net cash
   used in operating activities
   Undistributed net income of subsidiary         -346303                -818641
   Amortization                                     46529                   8211
   Deferred income taxes                           -12098                      0
   Increase (decrease) in
     Accrued expenses                               -1200                   1200
     Taxes payable, net of refunds                 -13375                 -12707

                                                  1456449                 932678



THE FOLLOWING COMMENT IS REQUIRED BY THE FEDERAL DEPOSIT
INSURANCE CORPORATION.

"This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation."

NOTES TO FINANCIAL STATEMENTS

19. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in thousands)                                      Three Months Ended
except per share information  December 31,  September 30,   June 30,   March 30,

1998
Interest revenue                   $2,402         $2,323      $2,295      $2,270
Interest expense                      980            971         941         916
Net interest income                  1422           1352        1354        1354
Provision for loan losses             -23             14          25          10
Net income                            405            452         471         455
Comprehensive income                  347            509         475         452

Earnings per share                   0.48           0.52        0.54        0.52

1997
Interest revenue                   $2,324         $2,223      $2,143      $2,180
Interest expense                      918            928         905         894
Net interest income                  1406           1295        1238        1286
Provision for loan losses              35             26           5          23
Net income                            465            422         450         418
Comprehensive income                  468            449         507         358

Earnings per share                   0.53           0.48        0.51        0.48





                         REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND STOCKHOLDERS
PEOPLES BANCORP, INC.
CHESTERTOWN, MARYLAND


     We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. as of December 31, 1998, 1997, and 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statments are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


                                                  	/s/ Rowles & Company, LLP


Salisbury Maryland
January 22, 1999


                                       EXHIBIT 21

                               SUBSIDIARIES OF THE COMPANY

     Peoples Bank of Kent County, Maryland, a state bank organized under the laws of the State of Maryland.





                             FINANCIAL DATA SCHEDULE


Item                                                                 December 31
Number                                                                      1998
9-03(1)     Cash and due from banks                                      3006344
9-03(2)     Interest-bearing deposits                                          0
9-03(3)     Federal funds sold                                           7244554
9-03(4)     Trading account assets
9-03(6)     Investment and mortgage-backed securities
                 held for sale                                           9980914
9-03(6)     Investment and mortgage-backed securities
                 held to maturity - carrying value                       5589660
9-03(6)     Investment and mortgage-backed securities
                 held to maturity - market value                         5624558
9-03(7)     Loans                                                       89085477
9-03(7)(2)  Allowance for losses                                          901139
9-03(11)    Total assets                                               128590825
9-03(12)    Deposits                                                   107410703
9-03(13)    Short-term borrowings                                        4338141
9-03(15)    Other liabilities                                             560636
9-03(16)    Long-term debt
9-03(19)    Preferred stock - mandatory redemption
9-03(20)    Preferred stock - no mandatory redemption
9-03(21)    Common stocks                                                8582080
9-03(22)    Other stockholders' equity                                   7699265
9-03(23)    Total liabilities and stockholders' equity                 128590825




                               FINANCIAL DATA SCHEDULE
                                     (continued)

Guide                                                                December 31
Number                                                                      1998

9-04(1)     Interest and fees on loans                                   7824877
9-04(2)     Interest and dividends on investments                        1156544
9-04-(4)    Other interest income                                         308291
9-04-(5)    Total interest income                                        9289712
9-04-(6)    Interest on deposits                                         3656815
9-04-(9)    Total interest expense                                       3807672
9-04-(10)   Net interest income                                          5482040
9-04-(11)   Provision for loan losses                                      25841
9-04-(13)(h)Investment securities gains/(losses)                               0
9-04-(14)   Other expenses                                               3191085
9-04(15)    Income/loss before income tax                                2857572
9-04(17)    Income/loss before extraordinary items                       1813605
9-04(18)    Extraordinary items, less tax
9-04(19)    Cumulative change in accounting principles                    -30709
9-04(20)    Net income or loss                                           1782896
9-04(21)    Earnings per share - primary                                    2.06
9-04(21)    Earnings per share - full diluted                               2.06
I.B.5       Net yield on interest earning assets                            4.8%
III.C.1(a)  Loans on nonaccrual                                                0
III.C.1(b)  Accruing loans past due 90 days or more                       627897
III.C.1(c)  Troubled debt restructuring                                        0
III.C.2     Potential problem loans                                            0
IV.A.1      Allowance for loan loss-beginning of period                   875716
IV.A.2      Total chargeoffs                                                2269
IV.A.3      Total recoveries                                                1851
IV.A.4      Allowance for loan loss - end of period                       901139
IV.B.1      Loan loss allowance allocated to domestic loans               797816
IV.B.2      Loan loss allowance allocated to foreign loans
IV.B.3      Loan loss allowance - unallocated                              10332