Form 10QSB
period 1999-06-30
PEOPLES BANCORP INC/MD
filed 1999-08-13
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                              Washington,  DC  20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTER ENDED JUNE 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO_____________

                        Commission File Number:  0001060244

                               PEOPLES BANCORP, INC.
                 (Exact name of issuer as specified in its charter)

________MARYLAND_______	                     _____________52-2027776___________
(State of incorporation)                    (I.R.S. Employer Identification No.)

         P. O. BOX 210, 100 SPRING STREET, CHESTERTOWN,  MARYLAND  21620
                      (Address of principal executive offices)

                                  (410) 778-3500
                           (Issuer's telephone number)

___________________________________NOT APPLICABLE_______________________________
(Former name,former address and former fiscal year,if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES  __X__   NO ____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

THE REGISTRANT HAS 851,965 SHARES OF COMMON STOCK ($10.00 PAR) OUTSTANDING AS OF AUGUST 1, 1999.


Transitional Small Business Disclosure Format (check one) YES ____    NO__X__

PEOPLES BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
INDEX


Part I  -         Financial Information
                                                                           Page

        Item 1    Financial Statements
                  Consolidated Statements of Condition                        3
                  Consolidated Statements of Income                           4
                  Consolidated Statements of Cash Flows                       5
                  Notes to Financial Statements                               6

       Item 2     Management's Discussion and Analysis of Financial Condition
                  and Results of Operation                                  7-8

Part II -         Other Information

       Item 1     Legal Proceedings                                           9
       Item 2     Changes in Securities                                       9
       Item 3     Defaults Upon Senior Securities                             9
       Item 4     Submission of Matters to a Vote of Security Holders         9
       Item 5     Other Information                                           9
       Item 6     Exhibits and Reports on Form 8-K                            9

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I.  FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
                           (DOLLAR  AMOUNTS IN THOUSANDS)
                                               (unaudited)
                                                 June 30            December 31,
                                                  1999                   1998
                                       ASSETS
Cash and due from banks                           $3,178                 $3,006
Federal funds sold                                 2,833                  7,244
Interest-bearing deposits                              0                      0
Investment securities available for sale          24,135                 19,980
Investment securities held to maturity
  (approximate fair value of $5,568
   and $8,124)                                     5,568                  5,590
Loans, less allowance for credit losses
  of $913 and $909                                89,349                 88,184
Premises and equipment                             3,155                  3,034
Accrued interest income                              951                    913
Other Real Estate Owned                                0                      0
Deferred income taxes                                272                    141
Other assets                                         465                    499
                                                $129,906               $128,591

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Noninterest-bearing                            $13,318                $14,816
  Interest-bearing                                93,621                 91,566
                                                 106,939                106,382
Fed Funds Purchased And Repurchase Agreements      5,922                  5,367
Accrued interest payable                             337                    411
Accrued expenses                                     187                     77
Other liabilities                                    147                     73
                                                 113,532                112,310
Stockholders' equity
  Common stock, par value $10 per share
   authorized 876,000 shares, issued and
   outstanding 852,055 shares as of June 30, 1999  8,521                  8,582
  Capital surplus                                  2,921                  2,921
  Retained earnings                                5,128                  4,768
                                                  16,570                 16,271
  Net unrealized gain on securities
   available for sale                               (196)                    10
                                                  16,374                 16,281
                                                $129,906               $128,591

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
  (DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER-SHARE DATA)

                                   For the three       For the six
                                   months ended        months ended     Year End
                                     June 30             June 30        December
                                  1999      1998      1999     1998        1998
Interest and dividend revenue
  Loans, including fees          $1,887    $1,948    $3,801    $3,876    $7,826
  U.S. Treasury securities          119       201       270       426       806
  Government Agencies Securites     246        76       437       140       324
  Municipal Securities                0         0         0         0         0
  Federal funds sold                 90        63       159       110       308
  Deposits with banks                 0         0         0         0         0
  Equity securities                   7         7        14        13        26
    Total interest and dividend
         revenue                  2,349     2,295     4,681     4,565     9,290

Interest expense
  Deposit interest                  994       941     1,979     1,857     3,808
    Total interest expense          994       941     1,979     1,857     3,808

    Net interest income           1,355     1,354     2,702     2,708     5,482

Provision for credit losses          23        25        22        35        26
    Net interest income after provision
        for credit losses         1,332     1,329     2,680     2,673     5,456

Other operating revenue
  Service charges on deposit
     accounts                       138       119       268       231       493
  Miscellaneous revenue              26        48        75       123       100
     Total other operating revenue  164       167       343       354       593

Other expenses
  Salaries and employee benefits    498       458       993       997     2,030
  Occupancy                          48        30        83        62       147
  Furniture and equipment            46        25        85        53       135
  Other operating                   234       240       436       451       910
     Total other expenses           826       753     1,597     1,563     3,222

Income before income taxes          670       743     1,426     1,464     2,827
Income taxes                        241       272       516       538     1,044

Net income                         $429      $471      $910      $926    $1,783

Earnings per common share         $0.50     $0.54     $1.06     $1.07     $2.06

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For the six Months Ended
                                                                June 30
                                                          1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                                       $4,659         $4,628
  Other revenue received                                     329            354
  Cash paid for operating expenses                        (1,406)        (2,049)
  Interest paid                                           (2,053)        (1,848)
  Taxes paid                                                (401)          (529)
                                                           1,128            556
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, intangibles,
    and construction in progress                            (196)          (271)
  Net customer loans repaid (advanced)                    (1,178)        (3,173)
  Proceeds from sales and maturities of securities
    Available for sale                                     6,001          4,000
    Held to maturity                                          20             17
  Investment in securities available for sale            (10,515)        (2,012)
  Proceeds from other real estate                              0             23
                                                          (5,868)        (1,416)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in time deposits                                468           (678)
  Net change in other deposits                              (940)           901
  Net change in repurchase agreements                      1,584          1,870
  Cash paid to repurchase stock, net of proceeds            (200)          (232)
  Dividends paid                                            (411)          (393)
                                                             501         (1,468)
NET INCREASE (DECREASE) IN CASH                           (4,239)           608
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               10,250          6,581
CASH AND EQUIVALENTS AT END OF PERIOD                     $6,011         $7,189

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES
  Net income                                                $910           $926
  Adjustments
    Depreciation and amortization                             75             43
    Provision for loan losses                                 22             35
    Security discount accretion, net of premium
      amortization                                            25             (6)
    Decrease (increase) in accrued interest
      receivable and other assets                             (6)          (492)
    Increase (decrease)
      Deferred origination fees and costs, net                (9)           (29)
      Accrued Interest payable and other liabilities         111             79
                                                          $1,128           $556

PEOPLES BANCORP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


1.	Basis of Presentation

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the quarters ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the years ending December 31, 1999 and 1998. For further information, refer to the financial statements and footnotes included in the annual report as of December 31, 1998.

2.       Cash Flows

    For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.       Comprehensive income

    For the six months ended June 30, 1999 and 1998, total comprehensive income, net of taxes, was $706,000 and $926,000 respectively.

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I FINANCIAL INFORMATION
ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans;(ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

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

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

     The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 32.04% at June 30, 1999 as compared to 27.19% at the same period last year. Another source of liquidity is a secured line of credit for $15,000,000 from the Federal Home Loan Bank as well as lines of credit in the amount of $6,000,000 from correspondent banks, namely, NationsBank and First National Bank of Maryland.

     Tier one capital ratios of the Bank, based on average assets for the six months ended June 30, 1999 and 1998 were 17.00% and 17.14%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

     At June 30, 1999, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a six month cumulative gap, as a percentage of interest-earning assets, of 79.09%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, liability sensitivity indicates that a higher dollar amount of liabilities re-price than assets and in a declining rate environment net interest income increases. On the other hand, if interest rates increase, then typically the net interest income should decline. The bank controls this matching of assets to liabilities to minimize interest rate risk while at the same time maximizing income.

RESULTS AND PLAN OF OPERATION

     Net income for the six months ended June 30, 1999, was $912,000, or $1.07 per share, compared to $926,000, or $1.07 per share, for the first six months of 1998. The primary reason net income decreased is due to an increase in Occupancy and Furniture and Equipment expense which is the result of Main Office branch expansion.

     The Bank reviewed its loan portfolio and determined the allowance, at 1.01% of gross loans, was adequate at June 30, 1999. At December 31, 1998, the allowance was also 1.01% of gross loans. At June 30, 1999, there were five nonaccruing mortgage loans totaling $193,000 and only 1.34% of the portfolio was delinquent ninety days or more including nonaccruing loans.

     The Bank employed sixty three full time equivalent employees during the second quarter of 1999. The Company employs no employees outside those hired by the Bank.

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

YEAR 2000 ISSUES

     The Company uses a third-party data processor for most of its accounting functions. The processor has implemented many changes in preparation for the year 2000 ("Year 2000"). Testing should be complete by September 1999. The Company also has a number of portable computers, all of which, due to their age, are Year 2000 compliant. Management expects no significant additional costs to get its systems Year 2000 compliant. The largest Year 2000 exposure to most banks is the preparedness of the customers of the banks. Management is addressing with its customers the possible consequences of not being prepared
for Year 2000.   Statement enclosures have been mailed to every customer.
Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. Management is attempting to reduce this exposure by educating its customers. The Company's adopted a Comprehensive Plan that has budgeted $20,000 to cover century date projects. Of this budgeted amount, management has used $16,350.

MARKET RISK

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $51,344, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART II     OTHER INFORMATION


Item 1        LEGAL PROCEEDINGS
              Not applicable

Item 2        CHANGES IN SECURITIES
              The Bancorp previously adopted a policy of purchasing stock from existing stockholders.
              During the present quarter 3,033 shares of stock were purchased.

Item 3        DEFAULTS UPON SENIOR SECURITIES
              Not applicable

Item 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              The slate of directors proposed in the Proxy Statement dated
              March 24,1999 were elected at the annual stockholders meeting held on May 12, 1999.  The selection of Rowles & Company as our
              1999 independent auditing and accounting firm for tax	purposes
              was also approved at the meeting.

Item 5        OTHER INFORMATION
              Not applicable.

Item 6        EXHIBITS AND REPORTS ON FORM 8-K
        a)    Exhibits
           1. Proxy Statement dated April 9, 1998, is incorporated by reference.
           2. Registration statement dated May 1, 1998, is incorporated by reference.

        b)    Reports on Form 8-K
              There were no reports on Form 8-K filed for the quarter ended June 30, 1999.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PEOPLES BANCORP, INC.________________





Date: _August 13, 1999_	                By:_/s/ E. Roy Owens_________________
                                           E. Roy Owens
                                           President and CEO



Date: _August 13, 1999_                By:_/s/ Thomas G. Stevenson___________
                                           Thomas G. Stevenson
                                           Executive Vice President
                                           Chief Financial Officer

                             PEOPLES BANCORP, INC.
                            FINANCIAL DATA SCHEDULE

ITEM                                                                     JUNE 30
NUMBER                                                                     1999

9-03(1)        Cash and due from banks                                     3,178
9-03(2)        Interest-bearing deposits                                       0
9-03(3)        Federal funds sold                                          2,833
9-03(4)        Trading account assets
9-03(6)        Investment and mortgage-backed securities
                   held for sale                                          24,135
9-03(6)        Investment and mortgage-backed securities
                   held to maturity - carrying value                       5,568
9-03(6)        Investment and mortgage-backed securities
                   held to maturity - market value                         5,568
9-03(7)        Loans                                                      90,262
9-03(7)(2)     Allowance for losses                                          913
9-03(11)       Total assets                                              129,906
9-03(12)       Deposits                                                  106,939
9-03(13)       Short-term borrowings                                       5,922
9-03(15)       Other liabilities                                             671
9-03(16)       Long-term debt                                                  0
9-03(19)       Preferred stock - mandatory redemption                          0
9-03(20)       Preferred stock - no mandatory redemption                       0
9-03(21)       Common stock                                                8,521
9-03(22)       Other stockholders' equity                                  7,853
9-03(23)       Total liabilities and stockholders' equity                129,906



                             PEOPLES BANCORP, INC.
                            FINANCIAL DATA SCHEDULE
                                  (CONTINUED)
                                                                     SIX MONTHS
                                                                        ENDED
GUIDE                                                                  JUNE 30
NUMBER                                                                   1998

9-04(1)        Interest and fees on loans                                 $3,801
9-04(2)        Interest and dividends on investments                        $721
9-04-(4)       Other interest income                                        $159
9-04-(5)       Total interest income                                      $4,681
9-04-(6)       Interest on deposits                                       $1,979
9-04-(9)       Total interest expense                                     $1,979
9-04-(10)      Net interest income                                        $2,702
9-04-(11)      Provision for loan losses                                     $22
9-04-(13)(h)   Investment securities gains/(losses)                            0
9-04-(14)      Other expenses                                             $1,597
9-04(15)       Income/loss before income tax                              $1,428
9-04(17)       Income/loss before extraordinary items                       $910
9-04(18)       Extraordinary items, less tax                                  $0
9-04(19)       Cumulative change in accounting principles                     $0
9-04(20)       Net income or loss                                           $910
9-04(21)       Earnings per share - basic                                  $1.06
9-04(21)       Earnings per share - diluted                                $1.06
I.B.5          Net yield on interest earning assets                         4.49
III.C.1(a)     Loans on nonaccrual                                           193
III.C.1(b)     Accruing loans past due 90 days or more                     1,017
III.C.1(c)     Troubled debt restructuring                                     0
III.C.2        Potential problem loans                                     3,080
IV.A.1         Allowance for loan loss - beginning of period                 901
IV.A.2         Total chargeoffs                                               10
IV.A.3         Total recoveries                                                0
IV.A.4         Allowance for loan loss - end of period                       913
IV.B.1         Loan loss allowance allocated to domestic loans               913
IV.B.2         Loan loss allowance allocated to foreign loans                  0
IV.B.3         Loan loss allowance - unallocated                               0