Form 10QSB
period 1999-09-30
PEOPLES BANCORP INC/MD
filed 1999-11-15
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarter ended September 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
     __________________ TO _________________

                       Commission File Number:  0001060244

                             PEOPLES BANCORP, INC.
               (Exact name of issuer as specified in its charter)

______MARYLAND_________                     ____________52-2027776______________
(State of incorporation)                    (I.R.S. Employer Identification No.)

        P. O. BOX 210, 100 SPRING STREET, CHESTERTOWN, MARYLAND 21620 (Address of principal executive offices)

                        ______(410) 778-3500_______
                        (Issuer's telephone number)

______________________________NOT APPLICABLE____________________________________
(Former name,former address and former fiscal year,if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      YES___X___           NO ________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

THE REGISTRANT HAS 851,155 SHARES OF COMMON STOCK ($10.00 PAR) OUTSTANDING AS OF NOVEMBER 9, 1999.


Transitional Small Business Disclosure Format (check one) YES_____   NO___X___

PEOPLES BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
INDEX


Part I - Financial Information
                                                                            Page

         Item 1   Financial Statements
                  Consolidated Statements of Condition                         3
                  Consolidated Statements of Income                            4
                  Consolidated Statements of Cash Flows                        5
                  Notes to Financial Statements                                6

         Item 2	  Management's Discussion and Analysis of Financial Condition
                  and Results of Operation                                   7-9

Part II - Other Information
         Item 1   Legal Proceedings                                           10
         Item 2   Changes in Securities                                       10
         Item 3   Defaults Upon Senior Securities                             10
         Item 4   Submission of Matters to a Vote of Security Holders         10
         Item 5   Other Information                                           10
         Item 6   Exhibits and Reports on Form 8-K                            10

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I  - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
                         (Dollar Amounts In Thousands)
                                                (unaudited)
                                                September 30        December 31,
                                                    1999                1998
                                     ASSETS
Cash and due from banks                               $2,575             $3,006
Federal funds sold                                     2,360              7,244
Interest-bearing deposits                                  0                  0
Investment securities available for sale              27,659             19,980
Investment securities held to maturity
  (approximate fair value of $2,556
   and $5,625)                                         2,563              5,590
Loans, less allowance for credit losses
  of $913 and $901                                    89,543             88,184
Premises and equipment                                 3,179              3,034
Accrued interest income                                1,036                913
Other Real Estate Owned                                    0                  0
Deferred income taxes                                    291                141
Other assets                                             523                499
                                                    $129,729           $128,591

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                $13,668            $14,816
  Interest-bearing                                    93,462             91,566
                                                     107,130            106,382
Fed Funds Purchased And Repurchase Agreements          5,457              5,367
Accrued interest payable                                 350                411
Accrued expenses                                         154                 77
Other liabilities                                         90                 73
                                                     113,181            112,310
Stockholders' equity
  Common stock, par value $10 per share
  authorized 876,000 shares, issued and
  outstanding 851,155 shares                           8,512              8,582
  Capital surplus                                      2,921              2,921
  Retained earnings                                    5,343              4,768
                                                      16,776             16,271
  Net unrealized gain on securities
   available for sale                                   (228)                10
                                                      16,548             16,281
                                                    $129,729           $128,591

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollar Amounts in Thousands Except Per-Share Data)

                                    For the             For the
                              three months ended   nine months ended    Year End
                                  September 30        September 30      December
                                  1999     1998       1999     1998        1998
Interest and dividend revenue
  Loans, including fees          $1,918    $1,975    $5,762    $5,889    $7,826
  U.S. Treasury securities           56       201       326       627       806
  Government Agencies Securites     340        71       777       211       324
  Municipal Securities                0         0         0         0         0
  Federal funds sold                 68        88       227       198       308
  Deposits with banks                 0         0         0         0         0
  Equity securities                   7         6        21        19        26
          Total interest and dividend
              revenue             2,389     2,341     7,113     6,944     9,290

Interest expense
  Deposit and Repurchase Agreement  994       971     2,973     2,828     3,808
          Total interest expense    994       971     2,973     2,828     3,808

          Net interest income     1,395     1,370     4,140     4,116     5,482

Provision for credit losses           5        14        27        49        26
  Net interest income after provision
          for credit losses       1,390     1,356     4,113     4,067     5,456

Other operating revenue
  Service charges on deposit
          accounts                  137       128       405       359       493
  Miscellaneous revenue              20        21        95       102       100
     Total other operating revenue  157       149       500       461       593

Other expenses
  Salaries and employee benefits    525       503     1,563     1,496     2,030
  Occupancy                          43        34       126        96       147
  Furniture and equipment            61        31       146        84       135
  Other operating                   218       212       652       663       910
          Total other expenses      847       780     2,487     2,339     3,222

Income before income taxes          700       725     2,126     2,189     2,827

Income taxes                        250       273       766       811     1,044

Net income                         $450      $452    $1,360    $1,378    $1,783

Basic earnings per common share   $0.53     $0.53     $1.59     $1.58     $2.06

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                       For the Nine Months Ended
                                                               September 30
                                                           1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                                      $7,008          $6,961
  Other revenue received                                    502             603
  Cash paid for operating expenses                       (2,429)         (2,231)
  Interest paid                                          (3,034)         (2,806)
  Taxes paid                                               (645)           (633)
                                                          1,402           1,894
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, intangibles,
    and construction in progress                           (257)           (411)
  Net customer loans repaid (advanced)                   (1,370)         (4,704)
  Proceeds from sales and maturities of securities
    Available for sale                                    6,525           6,997
    Held to maturity                                      3,000           1,527
  Investment in securities available for sale           (14,598)         (5,073)
  Proceeds from other real estate                           -               189
                                                         (6,700)         (1,475)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in time deposits                               700             (60)
  Net change in other deposits                             (981)           (231)
  Net change in repurchase agreements                     1,119           2,557
  Cash paid to repurchase stock, net of
                proceeds of sale of 40 shares              (231)           (549)
  Dividends paid                                           (624)           (601)
                                                            (17)          1,116

NET INCREASE (DECREASE) IN CASH                          (5,315)          1,535
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD              10,250           6,581
CASH AND EQUIVALENTS AT END OF PERIOD                    $4,935          $8,116

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES
  Net income                                             $1,360          $1,378
  Adjustments
    Depreciation and amortization                           113              77
    Provision for loan losses                                27              49
    Security discount accretion, net of premium
      Amortization                                           34              10
    Decrease (increase) in accrued interest
      Receivable and other assets                          (150)            193
    Increase (decrease)
      Deferred origination fees and costs, net              (16)            (28)
      Accrued Interest payable and other liabilities         34             196
                                                         $1,402          $1,894

PEOPLES BANCORP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


1.	Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the quarters ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the years ending December 31, 1999 and 1998. For further information, refer to the financial statements and footnotes included in the Company's annual report for the year ended December 31, 1998.

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

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

     The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 32.90% at September 30, 1999 as compared to 30.82% at the same period last year. Another source of liquidity is a secured line of credit for $15,000,000 from the Federal Home Loan Bank as well as lines of credit in the amount of $6,000,000 from correspondent banks, namely, Bank of America and Allfirst Bank.

     Tier one capital ratios of the Bank, based on average assets for the nine months ended September 30, 1999 and 1998 were 16.92% and 16.74%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

     At September 30, 1999, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a nine month cumulative gap, as a percentage of interest-earning assets, of 24.45%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, liability sensitivity indicates that a higher dollar amount of liabilities re-price than assets and in a declining rate environment net interest income increases. On the other hand, if interest rates increase, then typically the net interest income should decline. The bank controls this matching of assets to liabilities to minimize interest rate risk while at the same time maximizing income.

RESULTS AND PLAN OF OPERATION

     Net income for the nine months ended September 30, 1999, was $1,360,000, or $1.59 per share, compared to $1,378,000, or $1.58 per share, for the first nine months of 1998. The primary reason net income decreased is due to an increase in occupancy, furniture and equipment expenses. This is the result of our expansion and renovation project at the Main Office. The annual compensation increase has been offset by an increase in net interest income.

     The Bank reviewed its loan portfolio and determined the allowance, at 1.01% of gross loans, was adequate at September 30, 1999. At December 31, 1998, the allowance was also 1.01% of gross loans. At September 30, 1999, there were eight nonaccruing mortgage loans totaling $310,842.08 and one commercial loan totaling $11,390.21, and only 1.02% of the portfolio was delinquent ninety days or more including nonaccruing loans.

     The Bank employed sixty-five full time equivalent employees during the third quarter of 1999. The Company employs no employees outside those hired by the Bank.

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

     The Bank's services also include cash management opportunities, safe deposit boxes, direct deposit of various types of needs, automatic transfers of funds, as well as discount brokerage services and financial planning, along with security sales and purchases, including mutual funds and annuities. The bank also offers ATM services through the Cirrus, Star and Visa networks. The Bank offers Master Card and Visa credit card services through a correspondent bank as an agent for the Bank as well as debit card services.

YEAR 2000 READINESS DISCLOSURE

     The following information is provided as a "Year 2000 Readiness Disclosure" in compliance with the year 2000 information and Readiness Disclosure Act of 1998.

     The year 2000 (Y2K) presents many potential problems for businesses and individuals. In an effort to conserve hard drive space, programers wrote programs that use only two digits to identify a year in the date field. Unless corrected, these programs could read the year 2000 as the year 1900, and likely would adversely affect any number of calculations that are made using the date field. Financial institutions are highly computerized organizations, and the Year 2000 issue represents a significant risk to the industry. The Company faces the same risks as the industry. The potential risk of any major loan system failure due to a Year 2000 issue could be that loan interest could not be accurately calculated, billed and collected. A deposit system failure could entail deposit interest and balances that could not be accurately calculated and paid to customers. These failures could have a significant impact on the operations and liquidity of a financial institution.

     The Company adopted a Year 2000 Plan (the Plan) on March 11, 1998. This Plan is consistent with the mandates and guidelines set forth by the FDIC and the FFIEC. Within the Company, a committee of senior managers was formed to address this issue. The management committee identified five major phases of a strategic plan: awareness, assessment, renovation, validation, and implementation.

     The awareness phase is a continuing effort to educate employees, customers, and vendors of the impact of the Year 2000 issue. As of September 30, 1999, all customers have been mailed information in the form of statement stuffers explaining Year 2000 issues. Should large borrowers not sufficiently address this issue, the Company may experience an increase in loan defaults. The amount of potential loss from this issue is not quantifiable. Each manager has addressed this issue with branch employees. All employees have attended meetings to educate them of any potential problems and or questions customers might ask. Any misunderstandings by employees or customers are to be directed to H. Lawrence Lyons, Year 2000 Committee Chairman.

     During the initial assessment phase, a detailed listing was compiled of all hardware, software, equipment, and venders owned or used by the Company. All manufactures, software providers, and vendors were requested to provide information regarding their Year 2000 readiness. Any that were unable to send us documentation, were evaluated by the committee, which determined if the bank would continue their present relationship or seek a new source. This stage was completed September 30, 1999.

     The validation phase consisted of testing all hardware and software for Year 2000 readiness. The Company uses a third-party data processor for most of its accounting functions. The processor has implemented many changes in
preparation for the year 2000 (Y2K).   On August 18 and 19, 1998, test
transactions were processed to validate changes made to the core banking system of deposits and loans. The tests were a success and no Year 2000 problems were indicated. The company also has a number of portable computers, all of which, due to their age, are Y2K compliant. Because our current versions of software will not be Y2K compliant, we will be transferring our Lotus and Word Perfect files to Microsoft Word and Microsoft Excel. This will be done by the 15th of November 1999.

     Contingency planning for all mission critical functions was completed on June 15, 1999. Management's current estimate of the worst case scenario that may occur would be that the branches would function off-line for the time period immediately following year-end 1999. This off-line processing would have minimal impact if the length of time that this condition existed were limited. To accommodate all branches, the bookkeeping department, located at Washington Avenue Branch, will have a complete trial balance of all accounts for all branches.

     The Company approved an increase in the Comprehensive Plan's budget to $20,000.00 from the original $12,500.00. This was done to cover the cost associated with updating computers that were not Y2K compliant and a program needed to update Telephone Banking. Of the budgeted amount $15,000.00 has been used. Management expects no significant additional costs to get its systems Y2K compliant.

MARKET RISK

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $69,826, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART II OTHER INFORMATION


Item 1        LEGAL PROCEEDINGS
              Not applicable

Item 2        CHANGES IN SECURITIES
              The Bank adopted a policy of purchasing stock from existing stockholders.
              During the present quarter 900 shares of stock were purchased.

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

         b)   Reports on Form 8-K
              There were no reports on Form 8-K filed for the quarter ended September 30, 1999.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         PEOPLES BANCORP, INC.





Date: _________________	                 By:_________________________________
                                            E. Roy Owens
                                            President and CEO



Date: _________________	                 By:_________________________________
                                            Thomas G. Stevenson
                                            Executive Vice President
                                            Chief Financial Officer

                               PEOPLES BANCORP, INC.
                              FINANCIAL DATA SCHEDULE

ITEM                                                                SEPTEMBER 30
NUMBER                                                                    1999

9-03(1)         Cash and due from banks                                    2,575
9-03(2)         Interest-bearing deposits                                      0
9-03(3)         Federal funds sold                                         2,360
9-03(4)         Trading account assets
9-03(6)         Investment and mortgage-backed securities
                      held for sale                                       27,659
9-03(6)         Investment and mortgage-backed securities
                      held to maturity - carrying value                    2,563
9-03(6)         Investment and mortgage-backed securities
                      held to maturity - market value                      2,556
9-03(7)         Loans                                                     90,456
9-03(7)(2)      Allowance for losses                                         913
9-03(11)        Total assets                                             129,729
9-03(12)        Deposits                                                 107,130
9-03(13)        Short-term borrowings                                      5,457
9-03(15)        Other liabilities                                            594
9-03(16)        Long-term debt                                                 0
9-03(19)        Preferred stock - mandatory redemption                         0
9-03(20)        Preferred stock - no mandatory redemption                      0
9-03(21)        Common stock                                               8,512
9-03(22)        Other stockholders' equity                                 8,036
9-03(23)        Total liabilities and stockholders' equity               129,729






                                       -13-

                             FINANCIAL DATA SCHEDULE
                                   (CONTINUED)

                                                               NINE MONTHS ENDED
GUIDE                                                             SEPTEMBER 30
NUMBER                                                                  1999

9-04(1)         Interest and fees on loans                                $5,762
9-04(2)         Interest and dividends on investments                     $1,124
9-04-(4)        Other interest income                                       $227
9-04-(5)        Total interest income                                     $7,113
9-04-(6)        Interest on deposits                                      $2,843
9-04-(9)        Total interest expense                                    $2,973
9-04-(10)       Net interest income                                       $4,140
9-04-(11)       Provision for loan losses                                    $27
9-04-(13)(h)    Investment securities gains/(losses)                           0
9-04-(14)       Other expenses                                            $2,487
9-04(15)        Income/loss before income tax                             $2,126
9-04(17)        Income/loss before extraordinary items                    $2,126
9-04(18)        Extraordinary items, less tax                                 $0
9-04(19)        Cumulative change in accounting principles                    $0
9-04(20)        Net income or loss                                        $1,360
9-04(21)        Earnings per share - basic                                 $1.59
9-04(21)        Earnings per share - diluted                               $1.59
I.B.5           Net yield on interest earning assets                        4.48
III.C.1(a)      Loans on nonaccrual                                          322
III.C.1(b)      Accruing loans past due 90 days or more                      607
III.C.1(c)      Troubled debt restructuring                                    0
III.C.2         Potential problem loans                                    2,937
IV.A.1          Allowance for loan loss - beginning of period                901
IV.A.2          Total chargeoffs                                              15
IV.A.3          Total recoveries                                               0
IV.A.4          Allowance for loan loss - end of period                      913
IV.B.1          Loan loss allowance allocated to domestic loans              913
IV.B.2          Loan loss allowance allocated to foreign loans                 0
IV.B.3          Loan loss allowance - unallocated                              0


                                       -13-