Form 10KSB
period 1999-12-31
PEOPLES BANCORP INC/MD
filed 2000-03-30
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549
                                    FORM 10-KSB

(Mark One)
 __x__ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999

 _____     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 	[NO FEE REQUIRED]

                    For the transition period from         to

                          Commission File No. 000-24169

                      ________PEOPLES BANCORP, INC.__________
              (Exact name of registrant as specified in its Charter)

        _____MARYLAND_____                                    ___52-2027776___
   (State or other jurisdiction                               (I.R.S. Employer
 of incorporation or organization)                           Identification No.)

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

Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                    Yes __X__     No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                                 [ X ]

State small business issuer's revenues for its most recent fiscal year:
                             $10,176,220.

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on December 31, 1999, was $23,468,138. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $37.50 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 28, 2000, 851,155 shares of the small business issuer's common stock were issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
The Company's Annual report to Shareholders for the year ended December 31,1999, is incorporated by reference in this Form 10-KSB in Part II Item 5, Item 6, and
Item 7. The Company's Proxy Statement for Annual Meeting of Shareholders to be held on April 26, 2000, is incorporated by reference in this Form 10-KSB in Part III, Item 9, Item 10, Item 11, and Item 12.


          THIS REPORT CONTAINS STATEMENTS WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE ALL STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, ITS DIRECTORS, OR ITS OFFICERS WITH RESPECT TO, AMOUNG OTHER THINGS: (i) THE COMPANY'S FINANCING PLANS; (ii) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS; (iii) THE COMPANY'S GROWTH STRATEGY AND OPERATING STRATEGY; AND (iv) THE DECLARATION AND PAYMENT OF DIVIDENDS. INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES. AND THE ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS DISCUSSED HEREIN AND THOSE FACTORS DISCUSSED IN DETAIL IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

LOCATION AND SERVICE AREA

          The Bank is a full service bank offering a variety of services to satisfy the needs of consumer and commercial customers in the area. The principal services offered by the Bank include most types of loans, including commercial, consumer and real estate loans.

          The Company operates from five branches located throughout Kent County. The Company draws most of its customer deposits and conducts most of its lending transactions from within its primary service area, which encompasses Kent and Queen Anne's Counties, Maryland.

          The principal components of Kent County's economy are agriculture and light industry. The County is also growing as a tourist and retirement area. The tourist business is centered primarily in Chestertown and Rock Hall. There is a large retirement community, Heron Point, located in Chestertown. The seafood business, once prominent, is in decline. There are three health-care facilities located in Chestertown. Agriculture and agricultural-related businesses are the largest overall employers in the county. There are several light industry companies. The largest industrial employers are Chestertown Foods and KRM, Inc., the holding company for Dixon Valve and Coupling.

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

          The Company, through the Bank, also offers a full range of short- to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Company also originates mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law.
The Bank may not make any loans to any director, officer, or employee (except for commercial loans to directors who are not officers or employees) unless the loans are approved by the Board of Directors of the Bank. The Board of Directors must review any such loans every six months.

          Other bank services include cash management services, safe deposit boxes, travelers checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Company is associated with a regional network of automated teller machines that may be used by Bank customers throughout Maryland and other regions. The Company also offers credit card services through a correspondent bank. The Company sells non-insured investment products for a fee.

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

EMPLOYEES

          As of December 31, 1999, the Bank employed 63.5 full-time equivalent employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. Relations with employees are considered to be good.

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

          Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare. During 1999, Congress enacted the Financial Modernization Act, which has expanded the powers of financial institutions. This legislation allows ownership in other financial service industries, including the securities and insurance industries.

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

          TRANSATIONS WITH AFFILIATES AND INSIDERS.  The Bank is subject to
Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investment in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliate companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

          COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank received a satisfactory rating in its most recent evaluation.

          OTHER REGULATIONS. Interest and certain other charges collected or contracted for by the Bank are subject to state usury laws and certain federal laws concerning interest rates. Loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-In-Lending Act governing disclosures of credit terms to consumer borrowers, the Home Mortgage Disclosure Act of 1975 requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit, the Fair Credit Reporting Act of 1978 governing the use and provision of information to credit reporting agencies, the Fair Debt Collection Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Bank are also subject to the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, and the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

DEPOSIT INSURANCE

          The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The FDIC premiums range from $.00 to $.31 per $100 in deposits.

          The assessment rate for the Bank is currently $1,000 for each six-month period. In addition to the FDIC assessment, banks are required to pay an assessment to the Financing Corporation (FICO) to service the interest on its bond obligations. Any increase in deposit insurance premiums for banks will increase the Bank's cost of funds, and there can be no assurance that such costs can be passed on to the Bank's customers.

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

          FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. This capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 1999, the Company and the Bank were qualified as "well capitalized." See "Item 6. Management's Discussion and Analysis or Plan of Operation - Capital." These capital guidelines can affect the Company in several ways. If a bank begins to grow at a rapid pace, capital infusion may be needed to boost capital. This could impact the Company's ability to pay dividends. Rapid growth, deterioration of the loan portfolio performance, poor earnings or a combination of these factors could change the current capital positions. Risk-based capital guidelines incorporate a measure for market risk to cover all positions located in an institution's trading account and foreign exchange or commodity positions. Banks and holding companies with significant exposure to market risk are required to measure the risk and hold capital commensurate with that risk. These guidelines have no effect on the Bank or the Company since they do not engage in, or plan to engage in, the activities of trading accounts, foreign exchange or commodity positions.

RECENT LEGISLATIVE DEVELOPMENTS

          Periodically, the Federal and state legislatures consider bills with respect to the regulation of financial institutions. Some of these proposals could significantly change the regulation of banks and the financial services industry. The Company cannot predict if such proposals will be adopted or the affect to the Company.

ITEM 2. DESCRIPTION OF PROPERTY

	         The Company owns its main office facility located at 100 Spring Avenue in Chestertown, Maryland 21620.  The original building is approximately 16,000 square feet.  The main office is also a full service branch.  The Company also maintains branches at the following locations, each of which is owned by the
Company:

    ____________LOCATION ______________         APPROXIMATE SQUARE FOOTAGE
    600 Washington Avenue, Chestertown, Maryland 21620               3,500
    166 North Main Street, Galena, Maryland 21635                    2,000
    21337 Rock Hall Avenue, Rock Hall, Maryland 21661                2,000
    31905 River Road, Millington, Maryland 21651          see comment below

          The Millington branch is currently housed in a temporary trailer. A permanent facility is planned for the year 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          The Company's Articles of Incorporation authorize it to issue up to 1,000,000 shares of the common stock.

	         As of March 28, 2000, there were approximately 575 holders of record of the common stock and 851,155 shares of Common Stock issued and outstanding.
There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future.  The development of a trading market may be inhibited because a large portion of the
Company's shares is held by insiders.  Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions.

          All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if
declared by the Board of Directors.   The Company paid dividends of $.99 per
share in 1999, and $.93 per share in 1998.

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

          The Company was incorporated as a Maryland corporation on December 10, 1996, to become a bank holding company by acquiring all of the capital stock of the Bank. The Bank was incorporated under the laws of the State of Maryland in 1910. The Bank is a full-service commercial bank offering a variety of services to satisfy the needs of consumers and small-to-medium-sized businesses and professional enterprises. The Bank operates five branches located entirely in Kent County, Maryland. The Bank draws most of its customer deposits and conducts the bulk of its lending business within its primary service area which encompasses all of Kent County, northern Queen Anne's County, and southern Cecil County, Maryland. This primary service area is located between the Chesapeake Bay and the western boundary of Delaware.

          The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank also offers a full range of short- to medium-term commercial and personal loans. The Bank originates mortgage loans and real estate construction and acquisition loans, as well as secondary fixed rate and adjustable rate mortgages. These loans generally have a demand feature. Other Bank services include cash management services, safe deposit boxes, traveler's checks, direct deposit of payroll and social security checks, and automatic drafts for various accounts.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

OVERVIEW

          Consolidated income of the Company is derived primarily from operation of the Bank. The 1999 net income was $1,784,061 compared to $1,782,896 for 1998. This produced a return on average equity of 10.72% and return on average assets of 1.36% for 1999, compared to returns of 11.11% and 1.46%, respectively for 1998.

RESULTS OF OPERATIONS

          The Company reported net income of $1,784,061, or $2.09 per share, for the year ended December 31, 1999, which was an increase of $1,165, or 0.07%, over the net income of $1,782,896, or $2.06 per share, for the year ended December 31, 1998.

          Net interest income increased $106,995, or 1.95%, to $5,589,035 in 1999, from $5,482,040 in 1998. This increase in net interest income was the result of an increase in interest revenue of $237,497 while interest expense increased by $130,502. Net interest income increased primarily because the balance of interest-earning assets grew faster than the balance of deposits and borrowed funds. The yield on interest-earning assets decreased to 7.75% in 1999, from 8.12% in 1998, while the combined effective rate on deposits and borrowed funds decreased to 3.98% from 4.16% for the same period.

          The provision for loan losses was $51,039 in 1999, an increase of $25,198 from the $25,841 provision in 1998. The increased provision is the result of a $48,433 increase in net charge-offs for 1999, creating a net charge-off of $48,851. The allowance as a percentage of gross loans was 1.01% for both years.

          Noninterest income and noninterest expense increased by 9.55% and 6.44%, respectively during 1999, compared to 1998. Discussion of these items is presented later under their respective headings.

NET INTEREST INCOME

          The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the Company's funding sources. The table "Average Balances, Interest, and Yield" which follows shows the Company's average volume of interest-earning assets and interest-bearing liabilities for 1999 and 1998, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table "Analysis of Changes in Net Interest Income" shows the amount of net interest income change from rate changes and from activity changes.

          The key performance measure for net interest income is the "net margin on interest-bearing assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 1999 was 4.55% compared to 4.80% for 1998. Management of the Company expects to maintain the net margin on interest-earning assets. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.


                      AVERAGE BALANCES, INTEREST, AND YIELD
                              For the Year Ended            For the Year Ended
                              DECEMBER 31, 1999             DECEMBER 31, 1998
                          Average                       Average
                          BALANCE  INTEREST  YIELD      BALANCE  INTEREST  YEILD
ASSETS
Federal funds sold        6200989    308346  4.97%      5766933    308291  5.35%
Investment securities:
  U.S. Treasury           6388585    358780  5.62%     13786945    806432  5.85%
  U.S. Government Agency 21650467   1144556  5.29%      6005619    323880  5.39%
  Other                    378843     28450  7.51%       361466     26232  7.26%
   Total investment securities
                         28417895   1531786  5.39%     20154030   1156544  5.74%
Loans:
  Demand and time        15834331   1440871  9.10%     14728796   1328998  9.02%
  Mortgage               70555654   5929864  8.40%     72048388   6196039  8.60%
  Installment             3052374    335145 10.98%      2940206    326931 11.12%
   Total loans           89442359   7705880  8.62%     89717390   7851968  8.75%
Allowance for loan losses  904006                        897395
   Total loans, net of allowance
                         88538353   7705880  8.70%     88819995   7851968  8.84%
Total interest-earning assets
                        123157237   9546012  7.75%    114740958   9316803  8.12%
Noninterest-bearing cash  3219714                       2996352
Premises and equipment    3124444                       2615467
Other assets              1539853                       1613737
   Total asset          131041248   9546012  7.28%    121966514   9316803  7.64%

Liabilities and Stockholders' Equity
Interest-bearing Deposits
  Savings & NOW deposits 30163647    733106  2.43%     28287997    700456  2.48%
  Money market & supernow
                         10386352    279618  2.69%      9481124    263814  2.78%
  Other time deposits    52335889   2750637  5.26%     49059920   2692545  5.49%
Total interest-bearing deposits
                         92885888   3763361  4.05%     86829041   3656815  4.21%
Borrowed funds            6009358    174813  2.91%      4727614    150857  3.19%
Total interest-bearing liabilities
                         98895246   3938174  3.98%     91556655   3807672  4.16%
Noninterest-bearing deposits
                         14884589                      13669913
                        113779835   3938174  3.46%    105226568   3807672  3.62%
Other liabilities          622943                        688181
Stockholders' equity     16638470                      16051765
   Total liabilities and stockholders equity
                        131041248                     121966514
Net interest spread                          3.77%                         3.96%
Net interest income                 5607838                       5509131

Net margin on interest-earning assets        4.55%                         4.80%

Interest on tax-exempt loans are reported on fully taxable equivalent basis.





                   ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                Year ended December 31,  Year ended December 31,
                                1999 compared with 1998  1998 compared with 1997
                                   variance due to            variance due to
                               Total      Rate   Volume    Total    Rate  Volume
EARNING ASSETS
  Federal funds sold              55    -23149    23204   243819  -12700  256519
  Investment securities:
    U. S. Treasury           -447652      -149  -432748  -453386   11414 -464800
    U. S. Government  Agency  820676    -23043   843719    89851  -14242  104093
    State, county, and municipals  0         0        0    -9123       0   -9123
    Other                       2218       957     1261    25434   23131    2303
  Loans:
    Demand and time           111873     12119    99754   -60221 -153167   92946
    Mortgage                 -266175   -137802  -128373   523964   30895  493069
    Installment                 8214     -4258    12472    61853   -4070   65923
      Total interest revenue  229209   -190080   419289   422191 -118739  540930

INTEREST-BEARING LIABILITIES
   Savings and NOW deposits    32650    -13794    46444    -5111  -19446   14335
   Money market and supernow   15804     -9398    25202    54784   11771   43013
   Other time deposits         58092   -121702   179794    68571   29875   38696
   Other borrowed funds        23956    -16944    40900    44567   -7026   51593
     Total interest expense   130502   -161838   292340   162811   15174  147637

Net interest income            98707    -28242   126949   259380 -133913  393293


Interest on tax-exempt loans are reported on fully taxable equivalent basis.

The variance that is both rate/volume related is reported with the rate variance.

COMPOSITION OF LOAN PORTFOLIO

          Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $88,538,353 and $88,819,995 during 1999 and 1998, respectively, which constituted 71.89% and 77.41% of average interest-earning assets for the respective periods. At December 31, 1999, the Company's loan to deposit ratio was 80.32% compared to 82.10% at December 31, 1998, while the 1999 average loans to average deposits were 82.15%. The Company extends loans primarily to customers located in and near Kent, Queen Anne's and Cecil Counties, Maryland. There are no industry concentrations in the Company's loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and its performance will be influenced by the real estate market in the region.

          The following table sets forth the composition of the Company's loan portfolio as of December 31, 1999 and 1998, respectively.

                          COMPOSITION OF LOAN PORTFOLIO
                                                   December 31,
                                    1999                      1998
                                               Percent                  Percent
                                   Amount     of total        Amount    of total
Commercial                       14758561       16.46%      13989837      15.67%
Real estate - residential        33969212       37.88%      33348619      37.35%
Real estate - commercial         33425980       37.28%      34869397      39.05%
Construction                      2208119        2.46%       2435864       2.73%
Consumer                          5306435        5.92%       4645552       5.20%
      Total loans                89668307      100.00%      89289269     100.00%

Less deferred origination fees     178404                     203792

Less allowance for credit losses   903327                     901139

      Net loans                  88586576                   88184338

          The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 1999.

        LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                                  DECEMBER 31, 1999
                                            Over one         Over
                                 One year    through         five
                                 or less    five years       years      Total

Commercial                       14082310       676251           0      14758561
Real estate - residential        11817193     22152019           0      33969212
Real estate  - commercial        19181045     14244935           0      33425980
Construction                      2193119        15000           0       2208119
Consumer                          3219224      2087211           0       5306435

      Total                      50492891     39175416           0      89668307

Fixed interest rate              26992358     31667974           0      58660332
Variable interest rate           23500533      7507442           0      31007975

      Total                      50492891     39175416           0      89668307

          As of December 31, 1999, $31,007,975, or 34.58%, of the total loans were either variable rate loans or loans written on demand.

          The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 1999 and 1998, respectively.

                                                    1999                   1998

      Check loan lines of credit                   406957                350035
      Mortgage lines of credit                     660285                5217816
      Commercial lines of credit                  6232129                8537798
      Construction loan commitments                799129                 969393
      Standby letters of credit                    683691                 846861

                Total                             8782191               15921903

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

          The table "Allocation of Allowance for Loan Losses" which follows shows the specific allowance applied by loan type and also the general allowance included in the December 31, 1999 and 1998, allowance for loan losses.

                     ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                        1999                     1998
Commercial                             176355      19.52%       101049    11.21%
Real estate - residential              231786      25.66        262023    29.08
Real estate  - commercial              285509      31.61        360103    39.96
Consumer                                78421       8.68         74641     8.28
General                                131256      14.53        103323    11.47
                Total                  903327     100.00%       901139   100.00%

          The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of both December 31, 1999 and 1998, the allowance for loan losses was 1.01%.


                            ALLOWANCE FOR LOAN LOSSES

                                                  1999                      1998

Balance at beginning of year                     901139                   875716

Loan losses:
  Commercial                                       9948                        0
  Mortgages                                       35382                        0
  Consumer                                         6798                     2269
                Total loan losses                 52128                     2269

Recoveries on loans previously charged off
  Commercial                                        314                        0
  Mortgages                                           0                        0
  Consumer                                         2963                     1851

                Total loan recoveries              3277                     1851

Net loan losses                                   48851                      418
Provision for loan losses charged to expense      51039                    25841

Balance at end of year                           903327                   901139

Allowance for loan losses to loans outstanding
 at end of year                                   1.01%                    1.01%

Net charge-offs to average loans                  0.05%                    0.00%

          As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

          The Company had nonperforming loans of $1,083,718 and $1,114,132 at December 31, 1999 and 1998, respectively. Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. Nonperforming asset totals at December 31, 1999 and 1998 were the same as nonperforming loan totals. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 1999 or 1998.

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

          Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 35.11% of average deposits for 1999, compared to 28.77% for 1998.

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

          The interest rate sensitivity position at December 31, 1999, is presented in the table "Interest Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. The Company was liability-sensitive for the first twelve month time horizon and asset-sensitive thereafter. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


                          INTEREST SENSITIVITY ANALYSIS
December 31, 1999                        After three
                                  Within  but within  After one
                                  Three     twelve   but within   After
                                  Months    months  five years five years  Total
ASSETS
Earning assets
  Federal funds sold              6531009         0         0        0   6531009
  Investment securities
     available for sale            999060   6940620  20153473        0  28093153
     held to maturity                   0   1500418      9544    47902   1557864
  Loans                          34835950  15656941  39175416        0  89668307

Total earning assets             42366019  24097979  59338433    47902 125850333

LIABILITIES
Interest-bearing liabilities
  Money market and Supernow      10476638         0         0        0  10476638
  Savings and NOW deposits       31416655         0         0        0  31416655
   Certificates $100,000 and over 1421843   3081713   5381937        0   9885493
   Certificates under $100,000    7060531  13999885  21733037     3008  42796461
   Securities sold under agreements
      to repurchase               7132290    400000    101260        0   7633550
Total interest-bearing
                  liabilities    57507957  17481598  27216234     3008 102208797

Period gap                      -15141938   6616381  32122199    44894  23641536
Cumulative gap                  -15141938  -8525557  23596642 23641536  23641536
Ratio of cumulative gap to
  total earning assets            -12.03%    -6.77%    18.75%   18.79%    18.79%

          The table "Investment Securities Maturity Distribution and Yields" shows that as of December 31, 1999, $9,440,098 of the investment portfolio matures in one year or less. The balance of the debt securities mature within five years except for two collateralized mortgage obligations. The funds invested in federal funds sold provide liquidity. Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines of credit available from correspondent banks at December 31, 1999, was $8,000,000. Additionally, the Company has an unused line of credit of approximately $18,159,000 from the Federal Home Loan Bank of Atlanta, which is secured by the residential mortgages of the Bank.


           INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

                                          1999                         1998
                                  Carrying    Year-end       Carrying   Year-end
                                    Value       yield          value      yield
U. S. Treasury
One year or less                     994690     4.87%          9525137     6.01%
Over one through five years         1001880     5.02%          2051251     5.41%
Total U.S. Treasury                 1996570     4.94%         11576388     5.90%

U.S. Government agency
One year or less                    8445408     4.92%            20222     8.84%
Over one through five years        19161137     5.65%         13549486     5.00%
Over ten years                        47902     7.20%            69678     7.20%
Total U.S. Government agency       27654447     5.43%         13639386     5.02%

Total debt securities              29651017     5.39%         25215774     5.42%

Federal Home Loan Bank stock         385700                     354800

Total securities                   30036717                   25570574


DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

          Average interest-bearing liabilities increased $7,339,091, or 8.01%, to $98,895,746 in 1999, from $91,556,655 in 1998. Average interest-bearing deposits increased $6,057,347, or 6.98%, to  $92,886,388 in 1999, from
$86,829,041 in 1998, while average demand deposits increased $1,214,676, or 8.89% to $14,884,589 in 1999, from $13,669,913 in 1998 At December 31,1999, total deposits were $110,293,638, compared to $107,410,703 at December 31, 1998, an increase of 2.68%.

	         The following table sets forth the deposits of the Company by category as of December 31, 1999 and 1998, respectively.

                                                    DECEMBER 31,

                                           1999                   1998

                                               Percent of             Percent of
                                      Amount    deposits      Amount    deposits
Demand deposit accounts              15718391     14.25%     14816250     13.79%
Savings and NOW accounts             31416655     28.49      30020180     27.95
Money market and Supernow accounts   10476638      9.50      10156459      9.46
Time deposits less than $100,000     42796461     38.80      43627871     40.62
Time deposits of $100,000 or more     9885493      8.96       8789943      8.18

           Total deposits           110293638    100.00%    107410703    100.00%

          Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $1,787,385 during 1999. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The maturity distribution of the Company's time deposits over $100,000 at December 31, 1999 is shown in the following table.

                      MATURITIES OF CERTIFICATES OF DEPOSIT
                   AND OTHER TIME DEPOSITS OF $100,000 OR MORE

                                 December 31, 1999
                                            After six
                             After three     through
             Within three      through        twelve   After twelve
                Months        six months      months       months         Total
Certificates of deposit of $100,000
or more         1421843        1455400       1626313       5381937      9885493

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

NONINTEREST INCOME

          Noninterest income for 1999 was $649,011, compared to noninterest income in 1998 of $592,458, an increase of $56,553 or 9.55%. Service charge income has increased with the increased volume in deposits. During 1999, the Company collected a full year of fees related to the new debit card product introduced in 1998.

          The following table presents the principal components of noninterest income for the years ended December 31, 1999 and 1998, respectively.

                               NONINTEREST INCOME
                                                               1999         1998

Service charges on deposit accounts                           497536      467497
Securities gains                                                   0           0
Other noninterest revenue                                     151475      124961

Total noninterest income                                      649011      592458
Noninterest income as a percentage of average total assets     0.50%       0.49%


NONINTEREST EXPENSE

          Noninterest expense increased by $205,665, or 6.44%, from $3,191,085 in 1998 to $3,396,750 in 1999. Other operating expenses have increased with the growth in deposits and a full year of the costs of the Millington branch, including rental of a temporary branch trailer. During 1999, the Company
completed renovations and refurbishing of the main office.   As a result of
these and other acquisitions, depreciation increased in excess of $68,000.

          The following table presents the principal components of noninterest expense for the years ended December 31, 1999 and 1998, respectively.


                              NONINTEREST EXPENSE
                                                  1999                     1998

Compensation and related expenses               2110767                  2030624
Occupancy expense                                188483                   147218
Furniture and equipment expense                  211151                   135221
Advertising                                       27861                    34331
Business Manager                                  22570                    22377
Correspondent bank fees                           36032                    36434
Data processing                                  279309                   243407
Deposit insurance                                 12118                    11602
Director fees                                     87380                    72556
Insurance                                         19318                    22886
Office supplies                                   46043                    42844
Other real estate holding costs                       0                     5887
Writedown of other real estate                        0                    18986
Postage                                           74307                    69796
Printing and stationery                           50219                    56414
Professional fees                                 50067                    75190
Public relations and contributions                40241                    39342
Telephone                                         33437                    32842
Other                                            107447                    93128

  Total noninterest expense                     3396750                  3191085
Noninterest expense as a percentage of
        average total assets                       2.59                     2.62


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

          At December 31, 1999 and 1998, the Company and the Bank exceeded their regulatory capital ratios, as set forth in the following table.

                               ANALYSIS OF CAPITAL
                                            1999                1998
                               Required  Consolidated       Consolidated
                               Minimums    Company     Bank    Company      Bank
Total risk-based capital ratio    8.0%      17.9%      17.6%     17.9%     17.5%
Tier I risk-based capital ratio   4.0%      17.0%      16.7%     17.0%     16.6%
Tier I leverage ratio             3.0%      12.7%      12.5%     12.7%     12.4%

ACCOUNTING RULE CHANGES

          FASB STATEMENT NO. 135, RESCISSION OF FASB STATEMENT NO. 75 AND TECHNICAL CORRECTIONS, AMENDS FASB STATEMENT NO. 5 ACCOUNTING AND REPORTING BY DEFINED BENEFIT PLANS, to exclude from its scope plans that are sponsored by and provide benefits for the employees of one or more state or local governments. The Statement is effective for financial statements issued for fiscal years ending after February 15, 1999. It will have no effect on the financial statements of the Company.

          FASB Statement No. 136, TRAMSFERS OF ASSETS TO A NOT-FOR-PROFIT ORGANIZATION OR CHARITABLE TRUST THAT RAISES OR HOLDS CONTRIBUTIONS FOR OTHERS, is effective for fiscal years beginning after December 15, 1999. The Statement establishes standards for transactions in which a donor makes a contribution by transferring assets to a recipient organization that accepts the assets from the donor and agrees to use those assets on behalf of another entity that is specified by the donor. It will have no effect on the financial statements of the Company.

          FASB Statement No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, delays the effective date of FASB Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. The Company's security portfolio has minimal derivative instruments. The implementation of this statement is expected to have minimal impact on the Company's financial statements.

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

ITEM 7. FINANCIAL STATEMENTS

          In response to this Item, the information included on pages 7 through 12 of the Company's Annual Report to Shareholders for the year ended December 31, 1999, is incorporated herein by reference.

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

ITEM 10. EXECUTIVE COMPENSATION

          EXECUTIVE COMPENSATION

          The following table sets forth the compensation paid or allocated for services rendered to the Company in all capacities during the years ended December 31, 1997, 1998and 1999 to the chief executive officer of the Company. The Compensation of other members of executive management is not required to be provided because the base compensation of each of such individuals does not exceed $100,000.

                            SUMMARY COMPENSATION TABLE
                                                     Salary         Bonus
Name and Principal Position             Year           ($)           ($)
--------------------------------       ------        --------       --------
E. Roy Owens,
Chairman and President and CEO...........1999         125,000       14,060
E. Roy Owens,
Chairman and President and CEO...........1998         122,000       18,915
E. Roy Owens,
Chairman and President and CEO...........1997         118,000       18,971

          The Company has no employment agreements, termination of employment, or change-in-control agreements or understandings with any of its directors, executive officers or any other party.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENIFICIAL OWNERS AND MANAGEMENT

          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth, as of December 31, 1999, certain information concerning shares of the Common Stock of the Company beneficially owned by ( i ) the chief executive officer of the company; ( ii ) all directors and nominees for directors of the Company; ( iii) all directors and officers of the Company as a group.

                                               Amount and
                                          Nature of Beneficial       Percent of
Name and address of Beneficial Owner (11)     Ownership (1)           Class (1)
-----------------------------------------     -------------           ----------
Directors:

Robert W. Clark, Jr                               5,934(2)                   *

LaMonte E. Cooke                                     20                      *

Gary B. Fellows                                      20                      *

Herman E. Hill, Jr                                4,570(3)                  **

Elmer E. Horsey                                  90,684(4)                10.57%

Arthur E. Kendall                                 2,031                      *

P. Patrick McClary                                5,226                      *

Robert A. Moore                                   6,315(5)                   *

E. Roy Owens                                      4,130(6)                   *

Alexander P. Rasin, III                          30,922(7)                 3.60%

Stefan R. Skipp                                  31,800(8)                 3.71%

Thomas G. Stevenson                              11,085(9)                 1.29%

Elizabeth A. Strong                                 139                      *

William G. Wheatley                               6,928(10)                  *

All Directors and Executive Officers of the Company (11)
       as a group (15 persons)                  200,214                   23.52%
-------------------------------
*        Less than 1%
(1) Unless otherwise indicated, the named person has sole voting and investment power with respect to all shares.
(2) Includes 2,664 shares owned by Mr. Clark's minor children and 401 shares owned by Mr. Clark's wife.
(3) Includes 4,089 shares owned jointly by Mr. Hill and his wife and 165 shares owned by Mr. Hill's wife.
(4) Includes 89,100 shares owned by Nylon Capital Shopping Center, Inc. for which Mr. Horsey serves as President, but does not own any beneficial interest, and 864 shares owned by Mr. Horsey's wife.
(5)  Includes 5,310 shares owned jointly by Mr. Moore and his wife.
(6) Includes 1,365 shares owned jointly by Mr. Owens and his wife and 185 shares owned by Mr. Owens's wife.
(7) Includes 23,460 shares owned by a family trust and 1,422 shares owned by Mr. Rasin's wife.
(8) Includes 9,000 shares owned by a family estate/trust account and 1,800 shares owned by Mr. Skipp's minor children.
(9) Includes 8,100 shares owned by three family trusts, and 1,500 shares owned by a family partnership.
(10) Includes 6,843 shares owned jointly by Mr. Wheatley and his wife and 9 shares owned by Mr. Wheatley's wife.
(11) All directors and executive officers may be contacted at the Company's corporate offices by addressing correspondence to the appropriate person, care of Peoples Bancorp Inc., 100 Spring Avenue, P. O. Box 210, Chestertown, Maryland 21620-0210.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          During the past year the Bank has had banking transactions in the ordinary course of its business with: ( i) its directors and nominees for directors; (ii) its executive officers; (iii) its 5% or greater shareholders;
(iv) members of the immediately family if its directors, nominees for directors or executive officers and 5% shareholders; and (v) the associates of such persons on substantially the same terms, including interest rates, collateral, and repayment terms on loans, as those prevailing at the same time for comparable transactions with others. The extensions of credit by the Bank to these persons have not and do not currently involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1999, the balance of the loans outstanding to directors, executive officers, owners of 5% or more of the outstanding Common Stock, and their associates, including loans guaranteed by such persons, aggregated $2,289,508, which represented approximately 13.75% of the Company's equity capital accounts.

          Alexander P. Rasin, III, a director of both the Company and the Bank, is a partner of the law firm of Rasin, Wright and Wootton which performs legal services for the Company and its subsidiaries. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

          Robert A. Moore, a director of both the Company and the Bank, is Chairman of Dukes-Moore Insurance Agency, Inc. an insurance brokerage firm through which the Company and the Bank place various insurance policies. The Company and the Bank paid total premiums for insurance policies placed by Dukes-Moore Insurance Agency, Inc. in 1999 of $19,396. Management believes that the terms of these transactions were at least as favorable to the Company as could have been obtained elsewhere.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Registration Statement Form S-4, File No. 33-99762).

         3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Registration Statement Form S-4, File No. 33-99762).

         13      Annual Report to Shareholders for the year ended December 31,
                 1999.

         21      Subsidiaries of the Company.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.



                                   SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PEOPLES BANCORP, INC.
                                           (Registrant)

Date: __MARCH 28, 2000__                By:__/s/ E. ROY OWENS___________________
                                           E. Roy Owens
                                           President and Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:__MARCH 28, 2000__                	By:__/s/ ROBERT W. CLARK, JR.___________
                                           Robert W. Clark, Jr., Director

Date:__MARCH 28, 2000__                 By:__/s/ LAMONTE E. COOKE_______________
                                           LaMonte E. Cooke, Director

Date:__MARCH 28, 2000__                 By:__/s/GARY B. FELLOWS_________________
                                           Gary B. Fellows, Director

Date:__MARCH 28, 2000__                 By:__/s/ HERMAN E. HILL, JR.____________
                                           Herman E. Hill, Jr., Director

Date:__MARCH 28, 2000__                 By:__/s/ ELMER E. HORSEY________________
                                           Elmer E. Horsey, Director

Date:__MARCH 28, 2000__                 By:__/s/ARTHUR E. KENDALL_______________
                                           Arthur E. Kendall, Director

Date:__MARCH 28, 2000__                 By:__/s/ P. PATRICK MCCLEARY____________
                                           P. Patrick McCleary, Director

Date:__MARCH 28, 2000__                 By:__/s/ ROBERT A. MOORE________________
                                           Robert A. Moore, Director

Date:__MARCH 28, 2000__                 By:__/s/ E. ROY OWENS___________________
                                           E. Roy Owens, President
                                           and Chief Executive Officer

Date:__MARCH 28, 2000__                 By:__/s/ ALEXANDER P. RASIN, III________
                                           Alexander P. Rasin, III, Director

Date:__MARCH 28, 2000__                 By:__/s/ STEFAN R. SKIPP________________
                                           Stefan R. Skipp, Director

Date:__MARCH 28, 2000__                 By:__/s/ THOMAS G. STEVENSON____________
                                           Thomas G. Stevenson,
                                           Executive Vice President

Date:__MARCH 28, 2000__                 By:__/s/ ELIZABETH A. STRONG____________
                                           Elizabeth A. Strong, Director

Date:__MARCH 28, 2000__                 By:__/s/ WILLIAM G. WHEATLEY____________
                                           William G. Wheatley, Director




                                    EXHIBIT 13

                           ANNUAL REPORT TO SHAREHOLDERS
                        FOR THE YEAR ENDED DECEMBER 31, 1999



BALANCE SHEETS
DECEMBER 31,

ASSETS
                                                 1999        1998          1997
Cash and due from banks                        5070293      3006344      3976505
Federal funds sold                             6531009      7244554      2604868
Securities available for sale                 28478853     19980914     13873611
Securities held to maturity (market value of
  $1,550,315,$5,624,558, and $8,136,502)       1557864      5589660      8124223
Loans, less allowance for loan losses of
  $903,327,$901,139, and $875,716             88586576     88184338     85582910
Premises and equipment                         3118979      3033957      2337662
Accrued interest receivable                     972236       912965       990132
Other real estate owned                              0            0       345069
Deferred income taxes                           345954       153439       179779
Other assets                                    423839       484654       307572
                                             135085603    128590825    118322331

The accompanying notes are an integral part of these financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                1999         1998         1997
Deposits
  Demand                                      15718391     14816250     13708219
  Savings and NOW                             31416655     30020180     27335924
  Money market and Supernow                   10476638     10156459      9455226
  Other time                                  52681954     52417814     48062458
                                             110293638    107410703     98561827
Securities sold under repurchase agreements    7633550      4338141      3390120
Accrued interest payable                        346903       411077       391360
Other liabilities                               163310       149559       124519
                                             118437401    112309480    102467826
Stockholders' equity
  Common stock, par value $10 per share; authorized 1,000,000 shares;
     issued and outstanding 851,155 shares in 1999,858,208 shares
     in 1998, and 875,573 shares in 1997       8511550      8582080      8755730
  Surplus                                      2920866      2920866      2920000
  Undivided profits                            5546414      4767900      4167590
                                              16978830     16270846     15843320
  Accumulated other comprehensive income       -330628        10499        11185
                                              16648202     16281345     15854505
                                             135085603    128590825    118322331

The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,

                                                1999         1998         1997
INTEREST REVENUE
  Loans, including fees                        7687077      7824877      7304892
  U. S. Treasury securities                     358780       806432      1259818
  U. S. Government agency securities           1144556       323880       234029
  State and municipal securities                     0            0         6244
  Other securities                               28450        26232          798
  Federal funds sold                            308346       308291        64472
          Total interest revenue               9527209      9289712      8870253
INTEREST EXPENSE
  Certificates of deposit of $100,000 or more   532889       485258       492032
  Other deposits                               3230472      3171557      3046539
  Borrowed funds                                174813       150857       106290
          Total interest expense               3938174      3807672      3644861
          Net interest income                  5589035      5482040      5225392
PROVISION FOR LOAN LOSSES                        51039        25841        89158
          Net interest income after
              provision for loan losses        5537996      5456199      5136234
OTHER OPERATING REVENUE
  Service charges on deposit accounts           497536       467497       427179
  Securities gains                                   0            0         1845
  Other noninterest revenue                     151475       124961       100966
          Total other revenue                   649011       592458       529990
OTHER EXPENSES
  Salaries                                     1684771      1624243      1512289
  Employee benefits                             425996       406381       357029
  Occupancy                                     188483       147218       131520
  Furniture and equipment                       211151       135221        93390
  Other operating                               886349       878022       819156
          Total other expenses                 3396750      3191085      2913384
Income before income taxes and cumulative
  effect of a change in accounting method      2790257      2857572      2752840
INCOME TAXES                                   1006196      1043967       998225
Income before cumulative effect of a change
  in accounting method                         1784061      1813605      1754615
Cumulative effect of a change in the method
  of accounting for organization costs, net
  of income taxes of $15,820                         0       -30709            0
NET INCOME                                     1784061      1782896      1754615

Earnings per common share
  Income before cumulative effect of a change
    in accounting method                          2.09         2.09         2.00
  Cumulative effect of a change in the method of accounting for
   organization costs, net of income taxes           0        -0.03            0
EARNINGS PER COMMON SHARE                         2.09         2.06         2.00

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 1999
                                                      Accumulated
                                                         other
             Common stock                  Undivided Comprehensive Comprehensive
          Shares    Par value    Surplus    profits     income       income

Balance, December 31, 1996
          292000      2920000    2920000     8822783     -16396

Net income     0            0          0     1754615          0      1754615
Unrealized gain (loss) on investment securities available for sale net of income
   taxes       0            0          0           0      27581        27581
Stock split in the form of a 200% stock dividend
          584000      5840000          0    -5840000          0            0
Repurchase of stock
            -427       -4270           0       -9168          0            0
Cash dividend, $.64 per share
               0           0           0     -560640          0            0


Balance, December 31, 1997
          875573     8755730     2920000     4167590      11185      1782196

Net income     0           0           0     1782896          0      1782896
Unrealized gain (loss) on investment securities available for sale net of income
   taxes       0           0           0           0       -686         -686
Sale of stock
              40         400       865.6           0          0            0
Repurchase of stock
          -17405     -174050           0     -375693          0            0
Cash dividend, $.93 per share
               0           0           0     -806893          0            0


Balance, December 31, 1998
          858208     8582080     2920866     4767900      10499      1782210

Net income     0           0           0     1784061          0      1784061
Unrealized gain (loss) on investment securities available for sale net of income
   taxes       0           0           0           0     -341127     -341127
Repurchase of stock
           -7053      -70530           0     -160042           0           0
Cash dividend, $.99 per share
               0           0           0     -845505           0           0
Balance, December 31, 1999
          851155     8511550     2920866     5546414     -330628     1442934


The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

                                               1999         1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                           9485044      9352056       8879088
  Fees and commissions received                648684       593310        555222
  Interest paid                              -4002348     -3787955      -3645950
  Cash paid to suppliers and employees       -3238835     -3107187      -2438801
  Income taxes paid                           -881955     -1154452      -1395064
                                              2010590      1895772       1954495
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and calls of investment securities
     Held to maturity                         4030018      2532522        260477
     Available for sale                       6500000      8000000       7002695
  Purchase of investment securities
     available for sale                     -15594688    -14126651       -342900
  Loans made, net of principal collected      -427890     -2592176      -8195461
  Purchases of premises, equipment,& software -269893      -807552      -1293383
  Proceeds from sale of other real estate
     owned and equipment                            0       326083         92704
  Purchases of other real estate owned              0            0       -213068
                                             -5762453     -6667774      -2688936

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in
    Time deposits                              264140      4355356        509532
    Other deposits                            2618795      3491641       2160354
    Securities sold under repurchase
           agreements                         3295409      1949900       -491585
  Dividends paid                              -845505      -806893       -925640
  Proceeds from stock issued                        0         1266             0
  Repurchase of stock                         -230572      -549743        -13438
                                              5102267      8441527       1239223

NET INCREASE IN CASH AND CASH EQUIVALENTS     1350404      3669525        504782

Cash and cash equivalents at beginning of
           year                              10250898      6581373       6076591

Cash and cash equivalents at end of year     11601302     10250898       6581373

The accompanying notes are an integral part of these financial statements.



STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31,
                                               1999         1998           1997

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
   Net income                                  1784061      1782896      1754615

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
   Loss (gain) on sale of investment securities      0            0        -1845
   Amortization of premiums and accretion of
           discounts                             42493        20270        11614
   Provision for loan losses                     51039        25841        89158
   Depreciation and software amortization       183427       162642       112454
   Loss (gain) & writedowns on other real estate     0        18986         -204
   Deferred income taxes                         22392        26772       -16721
   Decrease (increase) in
    Accrued interest receivable                 -59271        77167        27556
    Other assets                                -52965       -76363        -9732
   Increase (decrease) in
    Deferred origination fees and costs, net    -25387       -35093       -30335
    Income taxes payable, net of refunds        101849      -153077       -15118
    Accrued interest payable                    -64174        19717        -1089
    Other liabilities                            27126        26014        34142
                                               2010590      1895772      1954495

The accompanying notes are an integral part of these financial statements.


NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The accounting and reporting policies reflected in the accompanying financial statements conform to generally accepted accounting principles and to general practices within the banking industry.

          Peoples Bancorp, Inc. is a one-bank holding company. Its subsidiary, Peoples Bank of Kent County, Maryland, is a financial institution operating primarily in Kent and Queen Anne's Counties. The Bank offers deposit services and loans to individuals, small businesses, associations, and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders, and travelers cheques. The Bank also offers credit card services and discount brokerage services through a correspondent.

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




NOTES TO FINANCIAL STATEMENTS

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EPUIVALENTS
          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

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

PREMISIS AND EQUIPMENT
          Premises and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of ten years for furniture and equipment and ten to forty years for premises.

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

2.          CASH AND DUE FORM BANKS

          The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $7,917,469 for 1999, $6,264,394 for 1998, and $2,556,200 for 1997.

          Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.



NOTES TO FINANCIAL STATEMENTS

 3.          INVESTMENT SECURITIES

          Investment securities are summarized as follows:
                                  Amortized    Unrealized   Unrealized    Market
   DECEMBER 31, 1999                  cost        gains       losses      value
Available for sale
  U. S. Treasury                    2023474           0        26904     1996570
  U. S. Government agency          26608654           0       512071    26096583
  Federal Home Loan Bank stock       385700           0            0      385700
                                   29017828           0       538975    28478853
Held to maturity
  U. S. Government agency           1500418           0         7237     1493181
  Mortgage-backed securities          57446          94          406       57134
                                    1557864          94         7643     1550315

    December 31, 1998
Available for sale
  U. S. Treasury                    7542235       34018            0     7576253
  U. S. Government agency          12066821       25248        42208    12049861
  Federal Home Loan Bank stock       354800           0            0      354800
                                   19963856       59266        42208    19980914
Held to maturity
  U. S. Treasury                    4000135       40178            0     4040313
  U. S. Government agency           1501793           0         7448     1494345
  Mortgage-backed securities          87732        2168            0       89900
                                    5589660       42346         7448     5624558

     December 31, 1997
Available for sale
  U. S. Treasury                   11511450       23675        10747    11524378
  U. S. Government agency           2001083        5250            0     2006333
  Federal Home Loan Bank stock       342900           0            0      342900
                                   13855433       28925        10747    13873611
Held to maturity
  U. S. Treasury                    6000508       40743            0     6041251
  U. S. Government agency           2003167           0        32156     1971011
  Mortgage-backed securities         120548        3692            0      124240
                                    8124223       44435        32156     8136502


                         NOTES TO FINANCIAL STATEMENTS

3.          INVESTMENT SECURITIES (CONTINUED)

          Contractual maturities and the amount of pledged securities are shown below. Actual maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    Available for sale        Held to maturity
    DECEMBER 31, 1999              Amortized    Market      Amortized    Market
                                      cost       value        cost        value
Maturing
  Within one year                   8014319     7939680      1500418     1493181
  Over one to five years           20617809    20153473            0           0
  Mortgage-backed                         0           0        57446       57134
  Federal Home Loan Bank stock       385700      385700            0           0
                                   29017828    28478853      1557864     1550315

Pledged securities                 13548951    13318834      1500418     1493181

    December 31, 1998
Maturing
  Within one year                   5503818     5525001      4000135     4040313
  Over one to five years           14105238    14101113      1501793     1494345
  Mortgage-backed                         0           0        87732       89900
  Federal Home Loan Bank stock       354800      354800            0           0
                                   19963856    19980914      5589660     5624558

Pledged securities                  4990118     5013830      4773410     4798827

    December 31, 1997
  Within one year                   8002670     8005084      2499799     2503825
  Over one to five years            5509863     5525627      5503876     5508438
  Mortgage-backed                         0           0       120548      124239
  Federal Home Loan Bank stock       342900      342900            0           0
                                   13855433    13873611      8124223     8136502

Pledged securities                  6510783     6524065      4500708     4535700

          Investments are pledged to secure the deposits of federal and local governments and as collateral on repurchase agreements.



NOTES TO FINANCIAL STATEMENTS

 4.          LOANS ALLOWANCE FOR LOAN LOSSES

             Major classifications of loans are as follows:
                                               1999          1998         1997

Commercial                                   14758561      13989837     12789753
Real estate
  Residential                                33969212      33348619     33503212
  Commercial                                 33425980      34869397     33890358
  Construction                                2208119       2435864      1772198
Consumer                                      5306435       4645552      4741988
                                             89668307      89289269     86697509
Deferred fees, net of deferred costs           178404        203792       238883
Allowance for loan losses                      903327        901139       875716
                                              1081731       1104931      1114599
                                             88586576      88184338     85582910

          Final maturities of the loan portfolio are as follows:

Within ninety days                           34835950      32701883     35057713
Over ninety days to one year                 15656941      19670478     21497053
Over one year to five years                  39175416      36916908     29634102
Over five years                                     0             0       508641
                                             89668307      89289269     86697509

          Transactions in the allowance for loan losses were as follows:

Beginning of year                              901139         875716      794087
Provision charged to operations                 51039          25841       89158
Recoveries                                       3277           1851         674
                                               955455         903408      883919
Loans charged off                               52128           2269        8203
End of year                                    903327         901139      875716

Management has identified no significant impaired loans.


NOTES TO FINANCIAL STATEMENTS

4.          LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

          Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at December 31, are as follows:
                                                1999         1998         1997

Loan balances                                  285767       486235        556876
Interest not accrued                             7250        45822         36388

          Amounts past due 90 days or more at December 31, including nonaccruing loans, are as follows:

Demand and time                                141927        15030             0
Mortgage                                       935135      1096517        829827
Installment                                      6656         2585         12356
                                              1083718      1114132        842183

          Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, are as follows:

Check loan lines of credit                     406957       350035        302355
Mortgage lines of credit                       660285      5217816       4507300
Commercial lines of credit                    6232129      8537798       7440628
Undisbursed construction loan commitments      799129       969393        973741
                                              8098500     15075042      13224024

Standby letters of credit                      683691       846861        887134

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



NOTES TO FINANCIAL STATEMENTS

 5.          PREMISES AND EQUIPMENT

          A summary of premises and equipment and related depreciation expense is as follows:
                                               1999          1998          1997

Land                                         1071288       1056945        745976
Premises                                     2398662       1217687       1097604
Furniture and equipment                      1374796       1074747        992649
Construction in progress                       94484       1326531       1032129
                                             4939230       4675910       3868358
Accumulated depreciation                     1820251       1641953       1530696
Net premises and equipment                   3118979       3033957       2337662

Depreciation expense                          178297        116113         99575

          Outstanding commitments related to the main office expansion and remodeling program totaled $39,184 and $136,882 as of December 31, 1998 and 1997, respectively.

6.	OTHER TIME DEPOSITS

          Included in other time deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, are as follows:
                                               1999         1998           1997

Three months or less                          1421843      1513812       1360729
Over three through twelve months              3081713      1784086       1698809
One to five years                             5381937      5492045       5058849
                                              9885493      8789943       8118387

7.          SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

          The Bank has repurchase agreements that are collateralized by government agency securities owned by the Bank. The following applied to these repurchase agreements:
                                                  1999         1998         1997

Maximum amount outstanding                     7633550       5975986     4069611
Average amount outstanding                     5929207       3733386     3399467
Average rate paid during the year                3.59%         4.04%       4.21%
Investment securities underlying agreements at year-end
   Carrying value                             12531892       9500000     8026619
   Estimated fair value                       12333100       9546847     8051877



NOTES TO FINANCIAL STATEMENTS

7.	INCOME TAXES

          The components of income tax expense, including taxes related to the change in accounting method for origination costs, are as follows:
                                                1999          1998         1997
Current
  Federal                                      896820        873060       896997
  State                                         86984        128315       117949
                                               983804       1001375      1014946
Deferred                                        22392         26772       -16721
                                              1006196       1028147       998225

          The components of the deferred income tax expense are as follows:

Provision for loan losses                       -2520         -9980       -34432
Other real estate loss provision                    0         42307         7644
Prepaid pension costs                           26640         16105        21226
Depreciation                                    -1852         10049         2757
Discount accretion                              -5622         -5979         8218
Charitable contributions                        -1448             0            0
Nonaccrual interest                             14896         -3643       -13476
Deferred compensation                          -11425         -9989        -8658
Organization costs                               3723        -12098            0
                                                22392         26772       -16721

          The components of the net deferred tax asset are as follows:

Deferred tax assets
  Allowance for loan losses                    219883        217363       207383
  Other real estate loss allowance                  0             0        42307
  Deferred compensation                         37255         25830        15841
  Nonaccrual interest                            2800         17696        14053
  Organization costs                             8375         12098            0
  Charitable contributions accrued               1448             0            0
  Unrealized loss on investment securities
       available for sale                      208347             0            0
                                               478108        272987       279584
Deferred tax liabilities
  Depreciation                                  45806         47658        37609
  Discount accretion                             4395         10017        15996
  Prepaid pension costs                         81953         55313        39208
  Unrealized gain on investment securities
       available for sale                           0          6560         6992
                                               132154        119548        99805
Net deferred tax asset                         345954        153439       179779


NOTES TO FINANCIAL STATEMENTS

 8.           INCOME TAXES (CONTINUED)

          A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:
                                                 1999          1998         1997

Tax at statutory federal income tax rate          34%           34%          34%
Tax effect of
  Tax-exempt income                              -0.4          -0.5         -0.6
  State income taxes, net of federal benefit      2.2             3          2.8
  Other, net                                      0.3           0.1          0.1
                                                36.1%         36.6%        36.3%

 9.          PROFIT SHARING PLAN

          The Bank has a profit sharing plan qualifying under section 401(k) of the Internal Revenue Code that covers all employees with one year of service who have attained age 21. The contributions to the plan for 1999, 1998, and 1997, were $34,291, $31,184, and $28,326, respectively.


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

          The following table sets forth the financial status of the plan at December 31:
                                                1999          1998         1997
Change in plan assets
  Fair value of plan assets at
         beginning of year                    1089666        999343       870686
  Actual return on plan assets                  35203         66559        63883
  Employer contribution                        113470         89208        92201
  Benefits paid                                -22176        -65444       -27427
  Fair value of plan at end of year           1216163       1089666       999343
Change in benefit obligation
  Benefit obligation at beginning of year     1127629       1046430       908283
  Service cost                                  48383         49741        42216
  Interest cost                                 83671         75824        67007
  Benefits paid                                -22176        -65444       -27427
  Actuarial loss                              -133444         21078        56351
  Benefit obligation at end of year           1104063       1127629      1046430
Funded status                                  112100        -37963       -47087
Unamortized prior service cost                 -16526        -17903       -19281
Unrecognized net loss                          155048        242996       217287
Unamortized net obligation from transition     -38418        -43907       -49396
Prepaid pension expense included in other
          assets                               212204        143223       101523




NOTES TO FINANCIAL STATEMENTS

10.          PENSION (CONTINUED)

          Net pension expense includes the following components:
                                                1999         1998          1997

Service cost                                   48383         49741         42216
Interest cost                                  83671         75824         67007
Expected return on assets                     -86361        -76089        -68112
Amortization of transition asset               -5489         -5489         -5489
Amortization of prior service cost             -1377         -1377         -1377
Amortization of loss                            5662          4898          2995
Net pension expense                            44489         47508         37240

          Assumptions used in the accounting for net pension expense were:

Discount rates                                  7.5%          7.5%          7.5%
Rate of increase in compensation level          5.0%          5.0%          5.0%
Long-term rate of return on assets              7.5%          7.5%          7.5%



NOTES TO FINANCIAL STATEMENTS

11.          OTHER OPERATING EXPENSES

          Other operating expenses consist of the following:

                                                1999          1998          1997

Advertising                                     27861         34331        26443
Business Manager                                22570         22377        30104
Correspondent bank fees                         36032         36434        37802
Data processing                                279309        243407       233099
Directors' fees                                 87380         72556        59341
FDIC assessment                                 12118         11602        11364
Insurance                                       19318         22886        28269
Office supplies                                 46043         42844        50751
Other real estate holding costs                     0          5887            0
Writedown of other real estate                      0         18986       -12294
Postage                                         74307         69796        68509
Printing and stationery                         50219         56414        39963
Professional fees                               50067         75190        83701
Public relations and contributions              40241         39342        39963
Telephone                                       33437         32842        30830
Other                                          107447         93128        91311
                                               886349        878022       819156



NOTES TO FINANCIAL STATEMENTS

12.          EARNINGS PER COMMON SHARE

          Earnings per common share are determined by dividing net income by the weighted average number of shares outstanding giving retroactive effect to stock dividends.

13.	         RELATED PARTY TRANSACTIONS

          In the normal course of banking business, loans are made to senior officers and directors of the Bank as well as to companies and individuals affiliated with those officers and directors. The terms of these transactions are substantially the same as the terms provided to other borrowers entering into similar loan transactions. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations, and do not involve more than normal credit risk. The total amount of such loans outstanding at December 31, 1999, 1998, and 1997 was $3,455,990, $3,605,424, and $5,582,424, respectively.

14.          LINES OF CREDIT

          The Bank has unused lines of credit of $5,000,000 in unsecured overnight federal funds and $3,000,000 in secured repurchase agreements at December 31, 1999. In addition, the Bank has an unused line of credit of $18,158,560 from the Federal Home Loan Bank of Atlanta secured by residential mortgages.


NOTES TO FINANCIAL STATEMENTS

15.          CAPITAL STANDARDS

          The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 1999, 1998, and 1997, the capital ratios and minimum capital requirements of the Bank are as follows:

                                                     Minimum        To be well
                                 Actual         capital adequacy    capitalized
(in thousands)                   Amount   Ratio   Amount  Ratio   Amount   Ratio
      DECEMBER 31, 1999
  Total capital
    (to risk-weighted assets)     17546   17.6%     7990   8.0%     9987   10.%
  Tier 1 capital
    (to risk-weighted assets)     16643   16.7%     3995   4.0%     5992    6.0%
  Tier 1 capital
   (to fourth quarter
     average assets)              16643   12.5%     5329   4.0%     6662    5.0%

      DECEMBER 31, 1998
  Total capital
    (to risk-weighted assets)     16739   17.5%     7642   8.0%     9552    10.%
  Tier 1 capital
    (to risk-weighted assets)     15838   16.6%     3821   4.0%     5731    6.0%
  Tier 1 capital
   (to fourth quarter
     average assets)              15838   12.4%     5102   4.0%     6377    5.0%

      DECEMBER 31, 1997
  Total capital
    (to risk-weighted assets)     16358   18.5%     7075   8.0%     8844    10.%
  Tier 1 capital
    (to risk-weighted assets)     15482   17.5%     3537   4.0%     5306    6.0%
  Tier 1 capital
   (to fourth quarter
     average assets)              15482   13.4%     4630   4.0%     5787    5.0%

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

16.          FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                      December 31,
                          1999                 1998                   1997
                 Carrying      Fair    Carrying     Fair      Carrying     Fair
                  Amount      value     amount     value       amount     value
Financial assets
  Cash and due from banks
                  5070293    5070293    3006344    3006344    3976505    3976505
  Federal funds sold
                  6531009    6531009    7244554    7244554    2604868    2604868
  Investment securities (total)
                 30036717   30029168   25570574   25605472   21997834   22010113
  Loans, net     88586576   88667693   88184338   88303288   85582910   85401762
  Accrued interest receivable
                   972236     972236     912965     912965     990132     990132

Financial liabilities
  Noninterest-bearing deposits
                 15718391   15718391   14816250   14816250   13708219   13708219
  Interest-bearing deposits and securities sold under repurchase agreements
                102208797  102963699   96932594   97811411   88243728   88859054
  Accrued interest payable
                   346903     346903     411077     411077     391360     391360

          The fair values of securities are estimated using a matrix that considers yield to maturity, credit quality, and marketability.

          The fair value of fixed-rate loans is estimated to be the present value of scheduled payments discounted using interest rates currently in effect. The fair value of variable-rate loans, including loans with a demand feature, is estimated to equal the carrying amount. The valuation of loans is adjusted for possible loan losses.

          The fair value of interest-bearing checking, savings, and money market deposit accounts is equal to the carrying amount. The fair value of fixed-maturity time deposits is estimated based on interest rates currently offered for deposits of similar remaining maturities.

          It is not practicable to estimate the fair value of outstanding loan commitments, unused lines of credit, and letters of credit.



NOTES TO FINANCIAL STATEMENTS

17.	PARENT COMPANY FINANCIAL INFORMATION

          The balance sheets, statements of income, and cash flows for Peoples Bancorp, Inc. (Parent Only) follow:

                                             December 31,
BALANCE SHEETS                                 1999          1998          1997
                          Assets
Cash                                          323513        404939        303860
Investment in subsidiary                    16312083      15838226      15492609
Organization costs                                 0             0         46529
Deferred income taxes                           8375         12098             0
Other assets                                    4231         26082         12707
          Total assets                      16648202      16281345      15855705

               Liabilities and Stockholders' Equity
Other liabilities                                  0             0          1200
Stockholders' equity
  Common stock, par value $10.00 per share; authorized 1,000,000 shares;
    issued and outstanding 851,155 shares in 1999, 858,208 shares
    in 1998, and 875,573 shares in 1997      8511550       8582080       8755730
  Additional paid-in capital                 2920866       2920866       2920000
  Retained earnings                          5546414       4767900       4167590
  Accumulated other comprehensive income     -330628         10499         11185
          Total stockholders' equity        16648202      16281345      15854505
          Total liabilities and
                  stockholders' equity      16648202      16281345      15855705

                                                   Years Ended December 31,
STATEMENTS OF INCOME                          1999          1998           1997

Interest revenue                               16244         18456         10432
Dividends from subsidiary                     970505       1486373        960640
Equity in undistributed income of subsidiary  814983        346303        818641
                                             1801732       1851132       1789713
Expenses
  Legal fees                                    8357         33080         34917
  Amortization of organization costs               0         46529          8211
  Other                                         9822         14100          4677
                                               18179         93709         47805

Income before income taxes                   1783553       1757423       1741908
Income tax reduction                             508         25473         12707
Net income                                   1784061       1782896       1754615



NOTES TO FINANCIAL STATEMENTS

17.          PARENT COMPANY FINANCIAL INFORMATION (CONTINUED)

                                             Years Ended December 31,
STATEMENTS OF CASH FLOWS                       1999          1998          1997

Cash flows from operating activities
  Interest and dividends received              986749      1504829        971072
  Tax refund received                           26082            0             0
  Cash paid for operating expenses             -18179       -48380        -38394
                                               994652      1456449        932678
Cash flows from investing activities
  Cash paid for organization costs                  0            0        -54740

Cash flows from financing activities
  Dividends paid                              -845505      -806893       -560640
  Repurchase of stock, net of stock sold      -230573      -548477        -13438
                                             -1076078     -1355370       -574078
Net increase (decrease) in cash                -81426       101079        303860
Cash at beginning of year                      404939       303860             0
Cash at end of year                            323513       404939        303860

Reconciliation of net income to net cash
  provided by operating activities
   Net income                                 1784061      1782896       1754615
Adjustments to reconcile net income to net cash
   used in operating activities
   Undistributed net income of subsidiary     -814983      -346303       -818641
   Amortization                                     0        46529          8211
    Deferred income taxes                        3723       -12098             0
   Increase (decrease) in
     Accrued expenses                               0        -1200          1200
     Taxes payable, net of refunds              21851       -13375        -12707
                                               994652      1456449        932678


NOTES TO FINANCIAL STATEMENTS

18.          QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(in thousands)                 Three Months Ended
except per share information   December 31,  September 30,   June 30,  March 30,

1999
Interest revenue                    2457         2389          2349         2332
Interest expense                     965          994           994          985
Net interest income                 1492         1395          1355         1347
Provision for loan losses             24            5            23           -1
Net income                           422          450           431          481
Comprehensive income                 319          418           297          409

Earnings per share                  0.50         0.53          0.50         0.56


1998
Interest revenue                    2402         2323          2295         2270
Interest expense                     980          971           941          916
Net interest income                 1422         1352          1354         1354
Provision for loan losses            -23           14            25           10
Net income                           405          452           471          455
Comprehensive income                 346          509           475          452

Earnings per share                  0.48         0.52          0.54         0.52


1997
Interest revenue                    2324         2223          2143         2180
Interest expense                     918          928           905          894
Net interest income                 1406         1295          1238         1286
Provision for loan losses             35           26             5           23
Net income                           465          422           450          418
Comprehensive income                 468          449           507          358

Earnings per share                  0.53         0.48          0.51         0.48



THE FOLLOWING COMMENT IS REQUIRED BY THE FEDERAL DEPOSIT INSURANCE CORPORATION.

"This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation."




                         REPORT OF INDEPENDENT AUDITORS




THE BOARD OF DIRECTORS AND STOCKHOLDERS
PEOPLES BANCORP, INC.
CHESTERTOWN, MARYLAND

          We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. and Subsidiary as of December 31, 1999, 1998, and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. and Subsidiary as of December 31, 1999, 1998, and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                             /s/ Rowles & Company, LLP


Salisbury Maryland
January 20, 2000





                                   EXHIBIT 21


                            SUBSIDIARIES OF THE COMPANY


          Peoples Bank of Kent County, Maryland, a state bank organized under the laws of the State of Maryland.







                            FINANCIAL DATA SCHEDULE

Item                                                                 December 31
Number                                                                      1999

9-03(1)        Cash and due from banks                                   5070293
9-03(2)        Interest-bearing deposits                                       0
9-03(3)        Federal funds sold                                        6531009
9-03(4)        Trading account assets
9-03(6)        Investment and mortgage-backed securities
                        held for sale                                   28478853
9-03(6)        Investment and mortgage-backed securities
                        held to maturity - carrying value                1557864
9-03(6)        Investment and mortgage-backed securities
                        held to maturity - market value                  1550315
9-03(7)        Loans                                                    89489903
9-03(7)(2)     Allowance for losses                                       903327
9-03(11)       Total assets                                            135085603
9-03(12)       Deposits                                                110293638
9-03(13)       Short-term borrowings                                     7633550
9-03(15)       Other liabilities                                          510213
9-03(16)       Long-term debt
9-03(19)       Preferred stock - mandatory redemption
9-03(20)       Preferred stock - no mandatory redemption
9-03(21)       Common stocks                                             8511550
9-03(22)       Other stockholders' equity                                8136652
9-03(23)       Total liabilities and stockholders' equity              135085603





                             FINANCIAL DATA SCHEDULE
(continued)

                                                                      Year ended
Guide                                                                December 31
Number                                                                      1999
9-04(1)        Interest and fees on loans                                7687077
9-04(2)        Interest and dividends on investments                     1531786
9-04-(4)       Other interest income                                      308346
9-04-(5)       Total interest income                                     9527209
9-04-(6)       Interest on deposits                                      3763361
9-04-(9)       Total interest expense                                    3938174
9-04-(10)      Net interest income                                       5589035
9-04-(11)      Provision for loan losses                                   51039
9-04-(13)(h)   Investment securities gains/(losses)                            0
9-04-(14)      Other expenses                                            3396750
9-04(15)       Income/loss before income tax                             2790257
9-04(17)       Income/loss before extraordinary items                    1784061
9-04(18)       Extraordinary items, less tax
9-04(19)       Cumulative change in accounting principles                      0
9-04(20)       Net income or loss                                        1784061
9-04(21)       Earnings per share - primary                                 2.09
9-04(21)       Earnings per share - full diluted                            2.09
I.B.5          Net yield on interest earning assets                        4.55%
III.C.1(a)     Loans on nonaccrual                                             0
III.C.1(b)     Accruing loans past due 90 days or more                    797951
III.C.1(c)     Troubled debt restructuring                                     0
III.C.2        Potential problem loans                                         0
IV.A.1         Allowance for loan loss - beginning of period              901139
IV.A.2         Total chargeoffs                                            51039
IV.A.3         Total recoveries                                             3277
IV.A.4         Allowance for loan loss - end of period                    903327
IV.B.1         Loan loss allowance allocated to domestic loans            772071
IV.B.2         Loan loss allowance allocated to foreign loans
IV.B.3         Loan loss allowance - unallocated                          131256