Form 10QSB
period 2000-03-31
PEOPLES BANCORP INC/MD
filed 2000-05-12
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE QUARTER ENDED MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
         __________________ TO _________________

                       Commission File Number:  0001060244

                               PEOPLES BANCORP, INC.
                (Exact name of issuer as specified in its charter)

______Maryland______                                         _____522027776_____
(State of incorporation)                    (I.R.S. Employer Identification No.)

          P. O. BOX 210, 100 SPRING STREET, CHESTERTOWN, MARYLAND 21620 (Address of principal executive offices)

                              _____(410) 778-3500_____
                             (Issuer's telephone number)

_______________ ____________________Not Applicable_____________________________
(Former name,former address and former fiscal year,if changed since last report)


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

         THE REGISTRANT HAS 851,155 SHARES OF COMMON STOCK ($10.00 PAR)
                      OUTSTANDING AS OF MARCH 31, 2000.


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







PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements
Consolidated Statements of Condition

(Dollar Amounts In Thousands)                      (unaudited)
                                                     March 31       December 31,
                                                       2000             1999
                                 ASSETS
Cash and due from banks                                $2,881            $5,070
Federal funds sold                                      4,945             6,531
Interest-bearing deposits                                   0                 0
Investment securities available for sale               29,412            28,479
Investment securities held to maturity
  (approximate fair value of $1,551 and $1,550)         1,553             1,558
Loans, less allowance for credit losses
  of $955 and $903                                     93,041            88,587
Premises and equipment                                  3,078             3,119
Accrued interest income                                 1,101               972
Other Real Estate Owned                                     0                 0
Deferred income taxes                                     361               346
Other assets                                              692               424
                                                     $137,064          $135,086

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                 $14,667           $15,718
  Interest-bearing                                     94,103            94,576
                                                      108,770           110,294
Fed Funds Purchased And Repurchase Agreements          10,560             7,634
Accrued interest payable                                  318               347
Accrued expenses                                          320                64
Other liabilities                                         203                99
                                                      120,171           118,438
Stockholders' equity
  Common stock, par value $10 per share authorized
  876,000 shares, issued and outstanding 851,155
  shares as of March 31, 2000                           8,512             8,512
  Capital surplus                                       2,921             2,921
  Retained earnings                                     5,828             5,546
                                                       17,261            16,979
  Net unrealized gain on securities
   available for sale                                    (368)             (331)
                                                       16,893            16,648
                                                     $137,064          $135,086


PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER-SHARE DATA)
                                             For the three months
                                                    ended               Year End
                                                   March 31             December
                                             2000          1999            1999
Interest and dividend revenue
  Loans, including fees                    $1,970         $1,914         $7,687
  U.S. Treasury securities                     25            151            359
  Government Agencies Securities              394            191          1,145
  Municipal Securities                          0              0              0
  Federal funds sold                           86             69            308
  Deposits with banks                           0              0              0
  Equity securities                             8              7             28
     Total interest and dividend revenue    2,483          2,332          9,527

Interest expense
  Deposit and Repurchase Agreement            995            985          3,938
     Total interest expense                   995            985          3,938

     Net interest income                    1,488          1,347          5,589

Provision for credit losses                    49             (1)            51
     Net interest income after
            provision for credit losses     1,439          1,348          5,538

Other operating revenue
  Service charges on deposit accounts         144            130            522
  Miscellaneous revenue                        47             49            127
    Total other operating revenue             191            179            649

Other expenses
  Salaries and employee benefits              539            495          2,111
  Occupancy                                    52             35            188
  Furniture and equipment                      53             39            211
  Other operating                             200            202            887
     Total other expenses                     844            771          3,397

Income before income taxes                    786            756          2,790
Income taxes                                  283            275          1,006

Net income                                   $503           $481         $1,784

Basic earnings per common share             $0.59          $0.56          $2.09



PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                      For the Three Months Ended
                                                                 March 31
CASH FLOWS FROM OPERATING ACTIVITIES                        2000           1999
  Interest received                                        $2,351        $2,247
  Other revenue received                                      176           181
  Cash paid for operating expenses                           (873)         (576)
  Interest paid                                            (1,024)       (1,066)
  Taxes paid                                                 (102)         (254)
                                                              528           532
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, intangibles,
    and construction in progress                               (4)          (60)
  Net customer loans repaid (advanced)                     (4,492)          109
  Proceeds from sales and maturities of securities
    Available for sale                                          0         3,000
    Held to maturity                                            0            15
  Investment in securities available for sale                (989)       (3,524)
  Proceeds from other real estate                               0             0
                                                           (5,485)         (460)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in time deposits                                (917)          859
  Net change in other deposits                               (607)       (1,713)
  Net change in Securities sold under
     repurchase agreements                                  2,927         1,176
  Proceeds from stock issued                                    0             1
  Repurchase of stock                                           0          (102)
  Dividends paid                                             (221)         (206)
                                                            1,182            15
NET INCREASE (DECREASE) IN CASH                            (3,775)           87
CASH AND EQUIVALENTS AT BEGINGING OF PERIOD                11,601        10,250
CASH AND EQUIVALENTS AT END OF PERIOD                      $7,826       $10,337

RECONCILIATION OF NET INCOME TO NET CASH PROVICED
  FROM OPERATING ACTIVITIES
  Net income                                                 $503          $481
  Adjustments
    Depreciation and amortization                              47            27
    Provision for loan losses                                  49            (1)
    Security discount accretion, net of premium
      Amortization                                              8            13
    Loss (gains) on sales                                       0             0
    Decrease (increase) in accrued interest
      receivable and other assets                            (399)          (52)
    Increase (decrease)
      Deferred origination fees and costs, net                (11)          (12)
      Accrued Interest payable and other liabilities          331            76
                                                             $528          $532



PEOPLES BANCORP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


1.     Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the quarters ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected for the years ending December 31, 2000 and 1999. For further information, refer to the financial statements and footnotes included in the annual report as of December 31, 1999.

2.     Cash Flows

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.     Comprehensive income

          For the three months ended March 31, 2000 and 1999, total comprehensive income, net of taxes, was $518,000 and $553,000 respectively.






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

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

          The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 33.69% at March 31, 2000 as compared to 30.45% at the same period last year. Another source of liquidity is a secured line of credit for $18,159,000 from the Federal Home Loan Bank as well as lines of credit in the amount of $8,000,000 from correspondent banks, namely, Bank of America and Allfirst Bank.

          Tier one capital ratios of the Bank, based on average assets for the three months ended March 31, 2000 and 1999 were 16.92% and 16.79%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

          At March 31, 2000, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a three month cumulative gap, as a percentage of interest-earning assets, of 77.14%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, liability sensitivity indicates that a higher dollar amount of liabilities re-price than assets and in a declining rate environment net interest income increases. On the other hand, if interest rates increase, then typically the net interest income should decline. The bank controls this matching of assets to liabilities to minimize interest rate risk while at the same time maximizing income.

RESULTS AND PLAN OF OPERATION

          Net income for the three months ended March 31, 2000, was $503,000, or $.59 per share, compared to $481,000, or $.56 per share, for the first three months of 1999. The primary reason net income increased is due to an increase in net interest income. The Bank has had growth in total assets of $1,978,000 as of March 31, 2000 compared to March 31,1999.

          Occupancy expenses have increased $17,000 or 48.57% from $35,000 for the first three months of 1999 to $52,000 for the first three months ended March 31, 2000. Furniture and Equipment expenses also have increased $13,000 or 33.33% from $39,000 to $53,000 for the same time period. This increase was expected by the bank and is the result of an extensive renovation at the bank's Main office.

          The Bank reviewed its loan portfolio and determined the allowance, at 1.02% of gross loans, was adequate at March 31, 2000. At December 31, 1999, the allowance was also 1.01% of gross loans. At March 31, 2000, there were eight nonaccruing mortgage loans totaling $284,000 and only 1.30% of the portfolio was delinquent ninety days or more including nonaccruing loans.

          The Bank employed sixty three full time equivalent employees during the first quarter of 2000. The Company employs no employees outside those hired by the Bank.

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

MARKET RISK

          Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $37,791, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.






PEOPLES BANCORP, INC. AND SUBSIDIARY
PART II  OTHER INFORMATION


Item 1       LEGAL PROCEEDINGS
             Not applicable

Item 2       CHANGES IN SECURITIES
             The Bank adopted a policy of purchasing stock from existing stockholders. During the present quarter no shares of stock were purchased.

Item 3       DEFAULTS UPON SENIOR SECURITIES
             Not applicable

Item 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             Not applicable

Item 5       OTHER INFORMANTION
             Not applicable.

Item 6       EXHIBITS AND REPORTS ON FORM 8-K
       a)    Exhibits
          1. Proxy Statement dated May 12,1999, is incorporated by reference.
          2. Registration statement dated May 1, 1998, is incorporated by reference.

       b)    Reports on Form 8-K
             There were no reports on Form 8-K filed for the quarter ended March 31, 2000.






                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               PEOPLES BANCORP, INC.




Date: __MAY 12, 2000___                       By: __/s/ E. ROY OWENS___________
                                                  E. Roy Owens
                                                  President and CEO



Date: __MAY 12, 2000___                      By: __/s/ THOMAS G. STEVENSON______
                                                 Thomas G. Stevenson
                                                 Executive Vice President
                                                 Chief Financial Officer





                              PEOPLES BANCORP, INC,
                             FINANCIAL DATA SCHEDULE

ITEM                                                                    MARCH 31
NUMBER                                                                     2000

9-03(1)      Cash and due from banks                                      2,881
9-03(2)      Interest-bearing deposits                                        0
9-03(3)      Federal funds sold                                           4,945
9-03(4)      Trading account assets                                           0
9-03(6)      Investment and mortgage-backed securities
                      held for sale                                      29,412
9-03(6)      Investment and mortgage-backed securities
                      held to maturity - carrying value                   1,553
9-03(6)      Investment and mortgage-backed securities
                      held to maturity - market value                     1,551
9-03(7)      Loans                                                       93,996
9-03(7)(2)   Allowance for losses                                           955
9-03(11)     Total assets                                               137,064
9-03(12)     Deposits                                                   108,770
9-03(13)     Short-term borrowings                                       10,560
9-03(15)     Other liabilities                                              841
9-03(16)     Long-term debt                                                   0
9-03(19)     Preferred stock - mandatory redemption                           0
9-03(20)     Preferred stock - no mandatory redemption                        0
9-03(21)     Common stock                                                 8,512
9-03(22)     Other stockholders' equity                                   8,381
9-03(23)     Total liabilities and stockholders' equity                 137,064






                              PEOPLES BANCORP, INC.
                             FINANCIAL DATA SCHEDULE
                                  (CONTINUED)
                                                                   THREE MONTHS
                                                                       ENDED
GUIDE                                                                MARCH 31
NUMBER                                                                 2000

9-04(1)       Interest and fees on loans                                 $1,970
9-04(2)       Interest and dividends on investments                        $427
9-04-(4)      Other interest income                                         $86
9-04-(5)      Total interest income                                      $2,483
9-04-(6)      Interest on deposits                                         $995
9-04-(9)      Total interest expense                                       $995
9-04-(10)     Net interest income                                        $1,488
9-04-(11)     Provision for loan losses                                     $49
9-04-(13)(h)  Investment securities gains/(losses)                            0
9-04-(14)     Other expenses                                               $844
9-04(15)      Income/loss before income tax                                $786
9-04(17)      Income/loss before extraordinary items                       $786
9-04(18)      Extraordinary items, less tax                                  $0
9-04(19)      Cumulative change in accounting principles                     $0
9-04(20)      Net income or loss                                           $503
9-04(21)      Earnings per share - basic                                  $0.59
9-04(21)      Earnings per share - diluted                                $0.59
I.B.5         Net yield on interest earning assets                         4.74
III.C.1(a)    Loans on nonaccrual                                           284
III.C.1(b)    Accruing loans past due 90 days or more                       918
III.C.1(c)    Troubled debt restructuring                                     0
III.C.2       Potential problem loans                                     2,729
IV.A.1        Allowance for loan loss - beginning of period                 903
IV.A.2        Total chargeoffs                                                0
IV.A.3        Total recoveries                                                3
IV.A.4        Allowance for loan loss - end of period                       955
IV.B.1        Loan loss allowance allocated to domestic loans               955
IV.B.2        Loan loss allowance allocated to foreign loans                  0
IV.B.3        Loan loss allowance - unallocated                               0