Form 10QSB
period 2000-06-30
PEOPLES BANCORP INC/MD
filed 2000-08-09
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTER ENDED JUNE 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
      __________________ TO _________________

                      Commission File Number:  0001060244

               _______________PEOPLES BANCORP, INC.______________
               (Exact name of issuer as specified in its charter)

    ________Maryland_______                        _____52-2027776_____
    (State of incorporation)            (I.R.S. Employer Identification No.)

    _____P. O. Box 210, 100 Spring Street, Chestertown, Maryland 21620_____
                   (Address of principal executive offices)

                          _______(410) 778-3500______
                          (Issuer's telephone number)

   ______________________________Not Applicable______________________________
(Former name,former address and former fiscal year,if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  YES___X___   NO______


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         THE REGISTRANT HAS 849,031 SHARES OF COMMON STOCK ($10.00 par) OUTSTANDING AS OF AUGUST 1, 2000.

Transitional Small Business Disclosure Format (check one)   YES_____     NO__X__

PEOPLES BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
INDEX


Part I  -  Financial Information
                                                                            Page
           Item 1    Financial Statements
                     Consolidated Statements of Condition                    3
                     Consolidated Statements of Income                       4
                     Consolidated Statements of Cash Flows                   5
                     Notes to Financial Statements                           6

           Item 2    Management's Discussion and Analysis of Financial
                     Condition and Results of Operation                      7-8

Part II  -  Other Information
           Item 1    Legal Proceedings                                       9
           Item 2    Changes in Securities                                   9
           Item 3    Defaults Upon Senior Securities                         9
           Item 4    Submission of Matters to a Vote of Security Holders     9
           Item 5    Other Information                                       9
           Item 6    Exhibits and Reports on Form 8-K                        9

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
                        (Dollar Amounts In Thousands)
                                                   (unaudited)
                                                     June 30        December 31,
                                                      2000              1999
                                     ASSETS
Cash and due from banks                               $3,860             $5,070
Federal funds sold                                     1,302              6,531
Interest-bearing deposits                                  0                  0
Investment securities available for sale              29,477             28,479
Investment securities held to maturity
  (approximate fair value of $50 and $1,550)              51              1,558
Loans, less allowance for credit losses
  of $971 and $903                                    95,299             88,587
Premises and equipment                                 3,130              3,119
Accrued interest income                                1,062                972
Other real estate owned                                   66                  0
Deferred income taxes                                    333                346
Other assets                                             618                424
                                                    $135,198           $135,086

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                                $14,923            $15,718
  Interest-bearing                                    91,354             94,576
                                                     106,277            110,294
Fed funds purchased and repurchase agreements         11,146              7,634
Accrued interest payable                                 314                347
Accrued expenses                                         271                 64
Other liabilities                                         21                 99
                                                     118,029            118,438
Stockholders' equity
  Common stock, par value $10 per share
   authorized 876,000 shares, issued and
   outstanding 849,031 shares as of June 30, 2000      8,490              8,512
  Capital surplus                                      2,921              2,921
  Retained earnings                                    6,081              5,546
                                                      17,492             16,979
  Net unrealized gain on securities
   available for sale                                   (323)              (331)
                                                      17,169             16,648
                                                    $135,198           $135,086

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Dollar Amounts in Thousands Except Per-Share Data)

                                         For the three    For the six     Year
                                         months ended     months ended     End
                                            June 30          June 30    December
                                         2000     1999     2000    1999     1999
Interest and dividend revenue
  Loans, including fees                 $2,105   $1,887   $4,075  $3,801  $7,687
  U.S. Treasury securities                  25      119       50     270     359
  Government Agencies Securites            389      246      783     437   1,145
  Municipal Securities                       0        0        0       0       0
  Federal funds sold                        70       90      156     159     308
  Deposits with banks                        0        0        0       0       0
  Equity securities                          8        7       16      14      28
    Total interest and dividend revenue  2,597    2,349    5,080   4,681   9,527

Interest expense
  Deposit interest                       1,021      994    2,016   1,979   3,938
    Total interest expense               1,021      994    2,016   1,979   3,938

    Net interest income                  1,576    1,355    3,064   2,702   5,589

Provision for credit losses                 21       23       70      22      51
    Net interest income after
    provision for credit losses          1,555    1,332    2,994   2,680   5,538

Other operating revenue
  Service charges on deposit accounts      152      138      296     268     522
  Miscellaneous revenue                     18       26       65      75     127
    Total other operating revenue          170      164      361     343     649

Other expenses
  Salaries and employee benefits           554      498    1,093     993   2,111
  Occupancy                                 36       48       88      83     188
  Furniture and equipment                   39       46       92      85     211
  Other operating                          263      234      463     436     887
    Total other expenses                   892      826    1,736   1,597   3,397

Income before income taxes                 833      670    1,619   1,426   2,790
Income taxes                               300      241      583     516   1,006

Net income                                $533     $429   $1,036    $910  $1,784

Earnings per common share                $0.63    $0.50    $1.22   $1.07   $2.09

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)       For the Six Months Ended
                                                                 June 30
                                                           2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                                       $5,390         $4,659
  Other revenue received                                    (267)           329
  Cash paid for operating expenses                        (1,620)        (1,406)
  Interest paid                                           (2,049)        (2,053)
  Taxes paid                                                (475)          (401)
                                                             979          1,128
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, intangibles,
    and construction in progress                             (71)          (196)
  Net customer loans repaid (advanced)                    (6,837)        (1,178)
  Proceeds from sales and maturities of securities
    Available for sale                                     2,507          6,001
    Held to maturity                                           0             20
  Investment in securities available for sale             (2,000)       (10,515)
  Proceeds from other real estate                             10            -
                                                          (6,391)        (5,868)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in time deposits                             (2,454)           468
  Net change in other deposits                            (1,563)          (940)
  Net change in repurchase agreements                      3,513          1,584
  Cash paid to repurchase stock, net of proceeds             (81)          (200)
  Dividends paid                                            (442)          (411)
                                                          (1,027)           501

NET INCREASE (DECREASE) IN CASH                           (6,439)        (4,239)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD               11,601         10,250
CASH AND EQUIVALENTS AT END OF PERIOD                     $5,162         $6,011
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES
  Net income                                              $1,036           $910
  Adjustments
    Depreciation and amortization                             62             75
    Provision for loan losses                                 70             22
    Security discount accretion, net of premium
      amortization                                            14             25
    Decrease (increase) in accrued interest
      Receivable and other assets                           (278)            (6)
    Increase (decrease)
      Deferred origination fees and costs, net               (21)            (9)
      Accrued Interest payable and other liabilities          96            111
                                                            $979         $1,128
NONCASH ACTIVITIES
OTHER REAL ESTATE ACQUIRED THROUGH FORCLOSURE               $(76)            $0

PEOPLES BANCORP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


1.   Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the six months ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the years ending December 31, 2000 and 1999. For further information, refer to the financial statements and footnotes included in the annual report as of December 31, 1999.

2.   Cash Flows

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.   Comprehensive income

          For the six months ended June 30, 2000 and 1999, total comprehensive income, net of taxes, was $1,044,000 and $706,000 respectively.

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

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

          The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 30.97% at June 30, 2000 as compared to 32.04% at the same period last year. Another source of liquidity is a secured line of credit for $18,159,000 from the Federal Home Loan Bank as well as lines of credit in the amount of $8,000,000 from correspondent banks, namely, Bank of America and Allfirst Bank.

          Tier one capital ratios of the Bank, based on average assets for the six months ended June 30, 2000 and 1999 were 16.13% and 17.00%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

          At June 30, 2000, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a six month cumulative gap, as a percentage of interest-earning assets, of 76.67%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, liability sensitivity indicates that a higher dollar amount of liabilities re-price than assets and in a declining rate environment net interest income increases. On the other hand, if interest rates increase, then typically the net interest income should decline. The bank controls this matching of assets to liabilities to minimize interest rate risk while at the same time maximizing income.

RESULTS AND PLAN OF OPERATION

          Net income for the six months ended June 30, 2000, was $1,036,000, or $1.22 per share, compared to $910,000, or $1.07 per share, for the first six months of 1999. The primary reason net income increased is due to an increase of $399,000 in net interest income.

          Loan income has increased $274,000 or .07% from $3,801,000 for the first six months of 1999 to $4,075,000 for the first six months ended June 30, 2000. This is the result of increased loan volume and rates. Government Agencies security income has increased $346,000 or 79.18% from $437,000 for the same time period of 1999 to $783,000 at June 30, 2000. This increase is the result of replacing matured securities at higher interest rates.

          Salaries and employee benefits have increased $100,000 or 10.07% from $993,000 as of June 30, 1999 to $1,093,000 at June 30, 2000.

          The Bank reviewed its loan portfolio and determined the allowance, at 0.99% of gross loans, was adequate at June 30, 2000. At December 31, 1999, the allowance was 1.01% of gross loans. At June 30, 2000, there were four nonaccruing mortgage loans totaling $111,608 and only 1.98% of the portfolio was delinquent ninety days or more including nonaccruing loans.

          The Bank employed sixty six full time equivalent employees during the second quarter of 2000. The Company employs no employees outside those hired by the Bank.

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

          The Bank also offers a broad range of short and medium term commercial and personal loans. The bank originates demand and balloon type mortgage loans to fit many types of loan requests, i.e., real estate construction, acquisition, home equity and a variety of commercial purposes. Loans originated to date are anticipated to be held in the Bank's portfolio.

          The Bank's services also include cash management opportunities, safe deposit boxes, direct deposit of various types of needs, automatic transfers of funds, as well as discount brokerage services and financial planning, along with security sales and purchases, including mutual funds and annuities. The bank also offers ATM services though the Star and Cirrus networks. The Bank offers Master Card and Visa credit card services through a correspondent bank as an agent for the Bank as well as debit card services.

MARKET RISK

          Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $59,309, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART II   OTHER INFORMATION


Item 1     LEGAL PROCEEDINGS
           Not applicable

Item 2     CHANGES IN SECURITIES
           The Bancorp previously adopted a policy of purchasing stock from existing stockholders.
           During the present quarter 2,124 shares of stock were purchased.

Item 3     DEFAULTS UPON SENIOR SECURITIES
           Not applicable

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           The slate of directors proposed in the Proxy Statement dated
           May 12,2000 were elected at the annual stockholders meeting held on May 17, 2000. The selection of Rowles & Company as our 2000 independent auditing and accounting firm for tax purposes was also approved at the meeting.

Item 5     OTHER INFORMATION
           Not applicable.

Item 6     EXHIBITS AND REPORTS ON FORM 8-K
        a) Exhibits
           1. Proxy Statement dated May 12, 2000, is incorporated by reference.
           2. Registration statement dated May 1, 1998, is incorporated by reference.

        b) Reports on Form 8-K
           There were no reports on Form 8-K filed for the quarter ended June 30, 2000.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        PEOPLES BANCORP, INC.


Date: __AUGUST 9, 2000__                By:__/S/_E. ROY OWENS___________________
                                             E. ROY OWENS
                                             CHAIRMAN AND CEO


Date: __AUGUST 9, 2000__                By:__/S/_THOMAS G. STEVENSON____________
                                             Thomas G. Stevenson
                                             PRESIDENT AND CFO

                              PEOPLES BANCORP, INC.
                             FINANCIAL DATA SCHEDULE

ITEM                                                                     JUNE 30
NUMBER                                                                      2000

9-03(1)        Cash and due from banks                                     3,860
9-03(2)        Interest-bearing deposits                                       0
9-03(3)        Federal funds sold                                          1,302
9-03(4)        Trading account assets                                          0
9-03(6)        Investment and mortgage-backed securities
                    held for sale                                         29,477
9-03(6)        Investment and mortgage-backed securities
                    held to maturity - carrying value                         51
9-03(6)        Investment and mortgage-backed securities
                    held to maturity - market value                           50
9-03(7)        Loans                                                      96,270
9-03(7)(2)     Allowance for losses                                          971
9-03(11)       Total assets                                              135,198
9-03(12)       Deposits                                                  106,277
9-03(13)       Short-term borrowings                                      11,146
9-03(15)       Other liabilities                                             606
9-03(16)       Long-term debt                                                  0
9-03(19)       Preferred stock - mandatory redemption                          0
9-03(20)       Preferred stock - no mandatory redemption                       0
9-03(21)       Common stock                                                8,490
9-03(22)       Other stockholders' equity                                  8,679
9-03(23)       Total liabilities and stockholders' equity                135,198






                              PEOPLES BANCORP, INC.
                             FINANCIAL DATA SCHEDULE
                                  (continued)
                                                                SIX MONTHS ENDED
GUIDE                                                                    JUNE 30
NUMBER                                                                      2000

9-04(1)        Interest and fees on loans                                  4,075
9-04(2)        Interest and dividends on investments                         849
9-04-(4)       Other interest income                                         156
9-04-(5)       Total interest income                                       5,080
9-04-(6)       Interest on deposits                                        1,815
9-04-(9)       Total interest expense                                      2,016
9-04-(10)      Net interest income                                         3,064
9-04-(11)      Provision for loan losses                                      70
9-04-(13)(h)   Investment securities gains/(losses)                            0
9-04-(14)      Other expenses                                              1,736
9-04(15)       Income/loss before income tax                               1,619
9-04(17)       Income/loss before extraordinary items                      1,619
9-04(18)       Extraordinary items, less tax                                   0
9-04(19)       Cumulative change in accounting principles                      0
9-04(20)       Net income or loss                                          1,036
9-04(21)       Earnings per share - basic                                   1.22
9-04(21)       Earnings per share - diluted                                 1.22
I.B.5          Net yield on interest earning assets                        4.95%
III.C.1(a)     Loans on nonaccrual                                           112
III.C.1(b)     Accruing loans past due 90 days or more                     1,793
III.C.1(c)     Troubled debt restructuring                                     0
III.C.2        Potential problem loans                                     3,194
IV.A.1         Allowance for loan loss - beginning of period                 903
IV.A.2         Total chargeoffs                                                5
IV.A.3         Total recoveries                                                3
IV.A.4         Allowance for loan loss - end of period                       971
IV.B.1         Loan loss allowance allocated to domestic loans               971
IV.B.2         Loan loss allowance allocated to foreign loans                  0
IV.B.3         Loan loss allowance - unallocated                               0