Form 10QSB
period 2000-09-30
PEOPLES BANCORP INC/MD
filed 2000-11-13
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTER ENDED SEPTEMBER 30, 2000

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO _________________

                      Commission File Number:  0001060244

                              PEOPLES BANCORP, INC.
            (Exact name of issuer as specified in its charter)

_______Maryland________                      _____________52-2027776____________
(State of incorporation)                    (I.R.S. Employer Identification No.)

       P. O. BOX 210, 100 SPRING STREET, CHESTERTOWN,  MARYLAND  21620
                   (Address of principal executive offices)

                         _______(410) 778-3500_____
                         (Issuer's telephone number)

  _____________________________ Not Applicable_________________________________
(Former name,former address and former fiscal year,if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.    YES__X__    NO_____



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

THE REGISTRANT HAS 843,237 SHARES OF COMMON STOCK ($10.00 par) OUTSTANDING AS OF NOVEMBER 9, 2000.


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

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I  - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                             (unaudited)
                                             September 30           December 31,
                                                2000                      1999
                                     ASSETS
Cash and due from banks                          $3,184                  $5,070
Federal funds sold                                1,226                   6,531
Interest-bearing deposits                             0                       0
Investment securities available for sale         26,666                  28,479
Investment securities held to maturity
  (approximate fair value of $48 and $1,550)         49                   1,558
Loans, less allowance for credit losses
  of $1,010 and $903                             99,596                  88,587
Premises and equipment                            3,175                   3,119
Accrued interest income                           1,074                     972
Other real estate owned                               0                       0
Deferred income taxes                               258                     346
Other assets                                        635                     424
                                               $135,863                $135,086

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                           $16,773                 $15,718
  Interest-bearing                               91,081                  94,576
                                                107,854                 110,294
Fed funds purchased and repurchase agreements     9,118                   7,634
Accrued interest payable                            335                     347
Accrued expenses                                    387                      64
Other liabilities                                   801                      99
                                                118,495                 118,438
Stockholders' equity
  Common stock, par value $10 per share authorized
  876,000 shares, issued and outstanding 843,237
  shares as of September 30, 2000                 8,432                   8,512
  Capital surplus                                 2,921                   2,921
  Retained earnings                               6,219                   5,546
                                                 17,572                  16,979
  Net unrealized gain on securities
   available for sale                              (204)                   (331)
                                                 17,368                  16,648
                                               $135,863                $135,086

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER-SHARE DATA)

                                   For the three        For the nine
                                   months ended         months ended    Year End
                                   September 30         September 30    December
                                  2000      1999       2000      1999      1999
Interest and dividend revenue
  Loans, including fees          $2,177    $1,918     $6,252    $5,762    $7,687
  U.S. Treasury securities           21        56         71       326       359
  Government Agencies Securites     374       340      1,157       777     1,145
  Municipal Securities                0         0          0         0         0
  Federal funds sold                 47        68        203       227       308
  Deposits with banks                 0         0          0         0         0
  Equity securities                   8         7         24        21        28
    Total interest and
    dividend revenue              2,627     2,389      7,707     7,113     9,527

Interest expense
  Deposit and Repurchase
  Agreement                       1,048       994      3,064     2,973     3,938
    Total interest expense        1.048       994      3,064     2,973     3,938

      Net interest income         1,579     1,395      4,643     4,140     5,589

Provision for credit losses          42         5        112        27        51
  Net interest income after
  provision for credit losses     1,537     1,390      4,531     4,113     5,538

Other operating revenue
  Service charges on deposit
  accounts                          151       137        447       405       522
  Miscellaneous revenue              29        20         94        95       127
    Total other operating revenue   180       157        541       500       649

Other expenses
  Salaries and employee benefits    554       525      1,647     1,563     2,111
  Occupancy                          48        43        136       126       188
  Furniture and equipment            51        61        143       146       211
  Other operating                   236       218        699       652       887
    Total other expenses            889       847      2,625     2,487     3,397

Income before income taxes          828       700      2,447     2,126     2,790
Income taxes                        298       250        881       766     1,006

Net income                         $530      $450     $1,566    $1,360    $1,784

Basic earnings per common share   $0.62     $0.53      $1.84     $1.59     $2.09

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                      For the Nine Months Ended
                                                              September 30
                                                         2000              1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                                     $7,590           $7,008
  Other revenue received                                   372              502
  Cash paid for operating expenses                      (1,728)          (2,429)
  Interest paid                                         (3,076)          (3,034)
  Taxes paid                                              (682)            (645)
                                                         2,476            1,402
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, intangibles,
    and construction in progress                          (161)            (257)
  Net customer loans repaid (advanced)                 (11,163)          (1,370)
  Proceeds from sales and maturities of securities
    Available for sale                                   5,500            6,525
    Held to maturity                                         9            3,000
  Investment in securities available for sale           (2,000)         (14,598)
  Proceeds from other real estate                           76              -
                                                        (7,739)          (6,700)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in time deposits                             (677)             700
  Net change in other deposits                          (1,763)            (981)
  Net change in repurchase agreements                    1,485            1,119
  Cash paid to repurchase stock, net of proceeds
    of sale of 40 shares                                  (301)            (231)
  Dividends paid                                          (672)            (624)
                                                        (1,928)             (17)
NET INCREASE (DECREASE) IN CASH                         (7,191)          (5,315)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD             11,601           10,250
CASH AND EQUIVALENTS AT END OF PERIOD                   $4,410           $4,935

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES
  Net income                                            $1,566           $1,360
  Adjustments
    Depreciation and amortization                          108              113
    Provision for loan losses                              112               27
    Security discount accretion, net of premium
      Amortization                                          19               34
    Decrease (increase) in accrued interest
      Receivable and other assets                         (308)            (150)
    Increase (decrease)
      Deferred origination fees and costs, net             (34)             (16)
      Accrued Interest payable and other liabilities     1,013               34
                                                        $2,476           $1,402

NONCASH ACTIVITIES
Other real estate acquired through foreclosure          $   76           $    0

PEOPLES BANCORP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the quarters ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected for the years ending December 31, 2000 and 1999. For further information, refer to the financial statements and footnotes included in the Company's annual report for the year ended December 31, 1999.


2.   Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.


3.   Comprehensive Income

     For the nine months ended September 30, 2000 and 1999, total comprehensive income, net of taxes, was $1,693,000 and $1,122,000 respectively.

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I   FINANCIAL INFORMATION
ITEM 2   MANAGEMENT'S DISUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy, and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

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


FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

     The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 28.78% at September 30, 2000 as compared to 32.90% at the same period last year. Another source of liquidity is a secured line of credit for $18,159,000 from the Federal Home Loan Bank as well as lines of credit in the amount of $8,000,000 from correspondent banks, namely, Bank of America and Allfirst Bank.

     Tier one capital ratios of the Bank, based on average assets for the nine months ended September 30, 2000 and 1999 were 16.25% and 16.92%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

     At September 30, 2000, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a twelve month cumulative gap, as a percentage of interest-earning assets, of 2.26%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, asset sensitivity indicates that a higher dollar amount of assets re-price than liabilities and in a declining rate environment net interest income decreases. On the other hand, if interest rates increase, then typically the net interest income should increase. The bank controls this matching of assets to liabilities to minimize interest rate risk while ate the same time maximizing income.

RESULTS AND PLAN OF OPERATION

     Net income for the nine months ended September 30, 2000, was $1,566,000, or $1.84 per share, compared to $1,360,000, or $1.59 per share, for the first nine months of 1999. The primary reason net income increased is due to an increase of $503,000 in net interest income. The Bank's profits have been earned evenly throughout the year with net income of $503,000, $533,000, and $530,000 for the first, second, and third quarters, respectively.

     Loan income has increased $490,000 or 8.50% from $5,762,000 for the first nine months of 1999 to $6,252,000 for the first nine months ended September 30, 2000. This is the result of increased loan volume and rates. Total investment securities revenue increased $128,000 or 11.39% from $1,124,000 to $1,252,000 because matured securities have been replaced with higher yielding investments.

     Salaries and employee benefits have increased $84,000 or 5.37% from $1,563,000 as of September 30,1999 to $1,647,000 at September 30, 2000, and
except for taxes, represents the largest increase in non-interest expense. Taxes for the first nine months of both 2000 and 1999 have been accrued at 36%.

     The bank is building its permanent office at their branch location in Millington, Kent County, Maryland. The approximate cost is estimated to be $450,000.00 with a completion date of April 2001. The branch will have 2584 square feet of office/teller space and will be staffed initially with four employees. As a result of this expansion, operating expenses in 2000 are expected to increase.

     The Bank reviewed its loan portfolio and determined the allowance, at 1.00% of gross loans, was adequate at September 30, 2000. At December 31, 1999, the allowance was 1.01% of gross loans. At September 30, 2000, there were five non-accruing mortgage loans totaling $ 110,525.33, and only 1.19% of the portfolio was delinquent ninety days or more including non-accruing loans.

     The Bank employed sixty-six full time equivalent employees during the third quarter of 2000. The Company employs no employees outside those hired by the Bank.

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

     The Bank's services also include cash management opportunities, safe deposit boxes, direct deposit of various types of needs, automatic transfers of funds, as well as discount brokerage services and financial planning, along with security sales and purchases, including mutual funds and annuities. The bank also offers ATM services through the Star and Cirrus networks. The Bank offers Master Card and Visa credit card services through a correspondent bank as an agent for the Bank as well as debit card services.

MARKET RISK

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $29,876, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to reprice its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART II   OTHER INFORMATION


Item 1         LEGAL PROCEEDINGS
               Not applicable.

Item 2         CHANGES IN SECURITIES
               The Bank adopted a policy of purchasing stock from existing stockholders.
               During the present quarter 5,794 shares of stock were purchased.

Item 3         DEFAULTS UPON SENIOR SECURITIES
               Not applicable.

Item 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               Not applicable.

Item 5         OTHER INFORMATION
               Not applicable.

Item 6         EXHIBITS AND REPORTS ON FORM 8-K
         a)    Exhibits
           1.  Proxy Statement dated May 12, 2000, is incorporated by reference.
           2. Registration statement dated May 1, 1998, is incorporated by reference.

         b)    Reports on Form 8-K
               There were no reports on Form 8-K filed for the quarter ended September 30, 2000.

                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             PEOPLES BANCORP, INC.






Date: __NOVEMBER 13, 2000___	                By:__/S/_E. ROY OWENS_____________
                                                E. Roy Owens
                                                Chairman and CEO



Date: __NOVEMBER 13, 2000__	                 By:__/S/_THOMAS G. STEVENSON______
                                                Thomas G. Stevenson
                                                President and CFO

                               PEOPLES BANCORP, INC.
                              FINANCIAL DATA SCHEDULE


ITEM                                                                SEPTEMBER 30
NUMBER                                                                    2000

9-03(1)       Cash and due from banks                                      3,184
9-03(2)       Interest-bearing deposits                                        0
9-03(3)       Federal funds sold                                           1,226
9-03(4)       Trading account assets
9-03(6)       Investment and mortgage-backed securities
                   held for sale                                          26,666
9-03(6)       Investment and mortgage-backed securities
                   held to maturity - carrying value                          49
9-03(6)       Investment and mortgage-backed securities
                   held to maturity - market value                            48
9-03(7)       Loans                                                      100,606
9-03(7)(2)    Allowance for losses                                         1,010
9-03(11)      Total assets                                               135,863
9-03(12)      Deposits                                                   107,854
9-03(13)      Short-term borrowings                                        9,118
9-03(15)      Other liabilities                                            1,523
9-03(16)      Long-term debt                                                   0
9-03(19)      Preferred stock - mandatory redemption                           0
9-03(20)      Preferred stock - no mandatory redemption                        0
9-03(21)      Common stock                                                 8,432
9-03(22)      Other stockholders' equity                                   8,936
9-03(23)      Total liabilities and stockholders' equity                 135,863

                               FINANCIAL DATA SCHEDULE
                                    (CONTINUED)


                                                               NINE MONTHS ENDED
GUIDE                                                               SEPTEMBER 30
NUMBER                                                                 2000

9-04(1)       Interest and fees on loans                                  $6,252
9-04(2)       Interest and dividends on investments                       $1,252
9-04-(4)      Other interest income                                         $203
9-04-(5)      Total interest income                                       $7,707
9-04-(6)      Interest on deposits                                        $3,064
9-04-(9)      Total interest expense                                      $3,064
9-04-(10)     Net interest income                                         $4,643
9-04-(11)     Provision for loan losses                                     $112
9-04-(13)(h)  Investment securities gains/(losses)                             0
9-04-(14)     Other expenses                                              $2,625
9-04(15)      Income/loss before income tax                               $2,447
9-04(17)      Income/loss before extraordinary items                      $2,447
9-04(18)      Extraordinary items, less tax                                   $0
9-04(19)      Cumulative change in accounting principles                      $0
9-04(20)      Net income or loss                                          $1,566
9-04(21)      Earnings per share - basic                                   $1.84
9-04(21)      Earnings per share - diluted                                 $1.84
I.B.5         Net yield on interest earning assets                         4.88%
III.C.1(a)    Loans on nonaccrual                                           $111
III.C.1(b)    Accruing loans past due 90 days or more                     $1,092
III.C.1(c)    Troubled debt restructuring                                     $0
III.C.2       Potential problem loans                                     $2,342
IV.A.1        Allowance for loan loss - beginning of period                 $903
IV.A.2        Total chargeoffs                                                $8
IV.A.3        Total recoveries                                                $3
IV.A.4        Allowance for loan loss - end of period                     $1,010
IV.B.1        Loan loss allowance allocated to domestic loans             $1,010
IV.B.2        Loan loss allowance allocated to foreign loans                  $0
IV.B.3        Loan loss allowance - unallocated                               $0