Form 10KSB
period 2000-12-31
PEOPLES BANCORP INC/MD
filed 2001-03-30
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549
                               Form 10-KSB

(Mark One)
__x__ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000

_____      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934                     [NO FEE REQUIRED]

                For the transition period from _______to_______

                      Commission File No. 000-24169

            ______________PEOPLES BANCORP, INC.__________________
            (Exact name of registrant as specified in its Charter)

__________Maryland_________                              _____52-2027776_____
State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                         Identification No.)

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

State small business issuer's revenues for its most recent fiscal year:
$11,095,505

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on December 31, 2000, was $26,843,475. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $37.50 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 16, 2000, 830,661 shares of the small business issuer's common stock were issued and outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

     The Company's Proxy Statement for Annual Meeting of Shareholders to be held on May 16, 2001, is incorporated by reference in this Form 10-KSB in
Part III, Item 9, Item 10, Item 11, and Item 12.

     This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors, or its officers with respect to, among other things: (i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations;
(iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

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

     The principal components of Kent County's economy are agriculture and light industry. The County is also growing as a tourist and retirement area. The tourist business is centered primarily in Chestertown and Rock Hall. There is a large retirement community, Heron Point, located in Chestertown. The seafood business, once prominent, is in decline. There are three health care facilities located in Chestertown. Agriculture and agricultural-related businesses are the largest overall employers in the county. There are several light industry companies.

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

     Other Bank services include cash management services, safe deposit boxes, travelers checks, internet banking, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Company is associated with a regional network of automated teller machines that may be used by Bank customers throughout Maryland and other regions. The Company also offers credit card services through a correspondent bank. The Company sells non-insured investment products for a fee.

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

EMPLOYEES

     As of December 31, 2000, the Bank employed sixty-four full-time equivalent employees. The Company's operations are conducted through the bank. Consequently, the Company does not have separate employees. None of the employees of the Bank are represented by any collective bargaining unit. Relations with employees are considered to be good.

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

     Under the BHCA, the Company is generally prohibited from engaging in, or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities, unless the Federal Reserve, by order or regulation, has found those activities to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation to be proper incidents to the business of banking include making or servicing loans and certain types of leases, engaging in certain insurance and discount brokerage activities, performing certain data processing services, acting in certain circumstances as a fiduciary or investment or financial advisor, owning savings associations, and making investments in certain corporations or projects designed primarily to promote community welfare. During 1999, Congress enacted the Financial Modernization Act which has expanded the powers of financial institutions. This legislation allows ownership in other financial service industries, including the securities and insurance industries.

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

     Under FDICIA, all insured institutions must undergo periodic on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabillities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

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

DEPOSIT INSURANCE

     The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The FDIC premiums range from $.00 to $.23 per $100 in deposits.

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

     FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. This capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2000, the Company and the Bank were qualified as "well capitalized." See "Item 6. Management's Discussion and Analysis or Plan of Operation - Capital." These capital guidelines can affect the Company in several ways. If a bank begins to grow at a rapid pace, capital infusion may be needed to boost capital. This could impact the Company's ability to pay dividends. Rapid growth, deterioration of the loan portfolio performance, poor earnings or a combination of these factors could change the current capital positions. Risk-based capital guidelines incorporate a measure for market risk to cover all positions located in an institution's trading account and foreign exchange or commodity positions. Banks and holding companies with significant exposure to market risk are required to measure the risk and hold capital commensurate with that risk. These guidelines have no effect on the Bank or the Company since they do not engage in, or plan to engage in, the activities of trading accounts, foreign exchange or commodity positions.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns its main office facility located at 100 Spring Avenue in Chestertown, Maryland 21620. The original building is approximately 16,000 square feet. The main office is also a full service branch. The Company also maintains branches at the following locations, each of which is owned by the Company:
                                                               APPROXIMATE
LOCATION                                                     SQUARE FOOTAGE
    600 Washington Avenue, Chestertown, MD 21620                   3,500
    166 North Main Street, Galena, MD 21635                        2,000
    21337 Rock Hall Avenue, Rock Hall, MD 21661                    2,000
    31905 River Road, Millington, MD 21651                 see comment below

     The Millington branch is currently housed in a temporary trailer. A permanent facility is under construction with completion expected in 2001.

     Proof and bookkeeping operations are centralized at the Washington Avenue Branch.

     Each branch has a manager who also serves as its loan officer. All offices participate in normal day-to-day banking operations.

ITEM 3. LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company or the Bank or any of their properties are subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2000.

                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Articles of Incorporation authorize it to issue up to 1,000,000 shares of the common stock.

     As of March 16, 2001, there were approximately 569 holders of record of the common stock and 830,661 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. The development of a trading market may be inhibited because a large portion of the Company's shares is held by insiders. Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions.

     All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if
declared by the Board of Directors.   The Company paid dividends of $1.07 per
share in 2000, and $.99 per share in 1999.

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

     The Bank was incorporated under the laws of the State of Maryland in 1910. The Bank is a full-service commercial bank offering a variety of services to satisfy the needs of consumers and small- to medium-sized businesses and professional enterprises. The Bank operates five branches located entirely in Kent County, Maryland. The Bank draws most of its customer deposits and conducts the bulk of its lending business within its primary service area which encompasses all of Kent County, northern Queen Anne's County, and southern Cecil County, Maryland. This primary service area is located between the Chesapeake Bay and the western boundary of Delaware.

     The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank also offers a full range of short to medium term commercial and personal loans. The Bank originates mortgage loans and real estate construction and acquisition loans, as well as secondary fixed rate and adjustable rate mortgages. These loans generally have a demand feature. Other Bank services include cash management services, safe deposit boxes, traveler's checks, internet banking, direct deposit of payroll and social security checks, and automatic drafts for various accounts.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other statistical information included elsewhere herein.

OVERVIEW

     Consolidated income of the Company is derived primarily from operation of the Bank. The 2000 net income was $2,065,257 compared to $1,784,061 for 1999. This produced a return on average equity of 11.86% and return on average assets of 1.51% for 2000, compared to returns of 10.72% and 1.36%, respectively for 1999.

RESULTS OF OPERATIONS

     The Company reported net income of $2,065,257, or $2.44 per share, for the year ended December 31, 2000, which was an increase of $281,196 or 15.76%, over the net income of $1,784,061, or $2.09 per share, for the year ended December 31, 1999.

     Net interest income increased $678,584 or 12.14%, to $6,267,619 in 2000, from $5,589,035 in 1999. This increase in net interest income was the result of an increase in interest revenue of $870,577 while interest expense increased by $191,993. Net interest income increased primarily because the balance of interest-earning assets grew faster than the balance of deposits and borrowed funds. The yield on interest-earning assets increased to 8.12% in 2000, from 7.75% in 1999, while the combined effective rate on deposits and borrowed funds increased to 4.01% from 3.98% for the same period.

     The provision for loan losses was $120,517 in 2000, an increase of $69,478 from the $51,039 provision in 1999. The increased provision is the primarily the result of growth in the loan portfolio. The allowance as a percentage of gross loans was 1.02% for 2000 compared to 1.01% for 1999.

     Noninterest income and noninterest expense increased by 7.50% and 6.41%, respectively during 2000, compared to 1999. Discussion of these items is presented later under their respective headings.

NET INTEREST INCOME

     The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the Company's funding sources. The table "Average Balances, Interest, and Yield" which follows shows the Company's average volume of interest-earning assets and interest-bearing liabilities for 2000 and 1999, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table "Analysis of Changes in Net Interest Income" shows the amount of net interest income change from rate changes and from activity changes.

     The key performance measure for net interest income is the "net margin on interest-bearing assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2000 was 4.90% compared to 4.55% for 1999. Management of the Company expects to maintain a net margin on interest-earning assets of 4.70% or higher. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.


                AVERAGE BALANCES, INTEREST, AND YIELD

             For the Year Ended                     For the Year Ended
             December 31, 2000                      December 31, 1999
       Average                                 Average
       Balance      Interest    Yield          Balance      Interest    Yield
ASSETS
Federal funds sold
     4,759,359       300,350    6.31%        6,200,989       308,346    4.97%
Investment securities:
  U.S. Treasury
     1,683,310        83,611    4.97%        6,388,585       358,780    5.62%
  U.S. Government Agency
    26,656,972     1,491,156    5.59%       21,650,467     1,144,556    5.29%
  Other
       385,700        332,26    8.36%          378,843        28,450    7.51%
     Total investment securities
    28,725,982     1,607,029    5.59%       28,417,895     1,531,786    5.39%
Loans:
  Demand and time
    17,368,060     1,728,660    9.95%       15,834,331     1,440,871    9.10%
  Mortgage
    75,208,913     6,422,255    8.54%       70,555,654     5,929,864    8.40%
  Installment
     3,110,908       356,204   11.45%        3,052,374       335,145   10.98%
     Total loans
    95,687,881     8,507,119    8.89%       89,442,359     7,705,880    8.62%
Allowance for loan losses
       964,689                                 904,006
   Total loans, net of allowance
    94,723,192     8,507,119    8.98%       88,538,353     7,705,880    8.70%
Total interest-earning assets
   128,208,533    10,414,498    8.12%      123,157,237     9,546,012    7.75%
Noninterest-bearing cash
     3,456,862                               3,219,714
Premises and equipment
     3,143,243                               3,124,444
Other assets
     1,571,477                               1,539,853
   Total assets
   136,380,115    10,414,498    7.64%      131,041,248     9,546,012    7.28%
Liabilities and Stockholders' Equity
Interest-bearing Deposits
  Savings and NOW deposits
    30,817,932       716,549    2.33%       30,163,647       733,106    2.43%
  Money market and supernow
    11,139,206       309,257    2.78%       10,386,352       279,618    2.69%
  Other time deposits
    52,015,919     2,693,543    5.18%       52,335,889     2,750,637    5.26%
Total interest-bearing deposits
    93,973,057     3,719,349    3.96%       92,885,888     3,763,361    4.05%
Borrowed funds
     8,929,953       410,818    4.60%        6,009,358       174,813    2.91%
Total interest-bearing liabilities
   102,903,010     4,130,167    4.01%       98,895,246     3,938,174    3.98%
Noninterest-bearing deposits
   15,304,317                               14,884,589
  118,207,327      4,130,167    3.49%      113,779,835     3,938,174    3.46%
Other liabilities
      765,730                                  622,943
Stockholders' equity
   17,407,058                               16,638,470
        Total liabilities and stockholders equity
  136,380,115                              131,041,248
Net interest spread
                                4.11%                                   3.77%
Net interest income
                   6,284,331                               5,607,838
Net margin on interest-earning assets
                                4.90%                                   4.55%

Interest on tax-exempt loans are reported on fully taxable equivalent basis.


                       ANALYSIS OF CHANGES IN NET INTEREST INCOME
               Year ended December 31,            Year ended December 31,
               1999 compared with 1998            1999 compared with 1998
                  variance due to                   variance due to

            Total       Rate      Volume        Total       Rate      Volume
Earning assets
  Federal funds sold
           -7,996      63,653     -71,649          55     -23,149      23,204
  Investment securities:
    U. S. Treasury
         -275,169     -10,733    -264,436    -447,652     -14,904    -432,748
    U. S. Government  Agency
          346,600      81,756     264,844     820,676     -23,043     843,719
    Other
            3,812       3,297         515       2,218         957       1,261
  Loans:
    Demand and time
          287,789     148,220     139,569     111,873      12,119      99,754
    Mortgage
          492,391     101,517     390,874    -266,175    -137,802    -128,373
    Installment
           21,059      14,632       6,427       8,214      -4,258      12,472
        Total interest revenue
          868,486     402,342     466,144     229,209    -190,080     419,289

Interest-bearing liabilities
  Savings and NOW deposits
          -16,557     -32,459      15,902      32,650     -13,794      46,444
  Money market and supernow
           29,639       9,371      20,268      15,804      -9,398      25,202
  Other time deposits
          -57,094     -40,277     -16,817      58,092    -121,702     179,794
  Other borrowed funds
          236,005     151,045      84,960      23,956     -16,944      40,900
        Total interest expense
          191,993      87,680     104,313     130,502    -161,838     292,340

Net interest income
          676,493     314,662     361,831      98,707     -28,242     126,949

Interest on tax-exempt loans are reported on fully taxable equivalent basis. The variance that is both rate/volume related is reported with the rate variance.

COMPOSITION OF LOAN PORTFOLIO

     Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $94,723,192 and $88,538,353 during 2000 and 1999, respectively, which constituted 73.88% and 71.89% of average interest-earning assets for the respective periods. At December 31, 2000, the Company's loan to deposit ratio was 87.66% compared to 80.32% at December 31, 1999, while the 2000 average loans to average deposits were 86.68%. The Company extends loans primarily to customers located in and near Kent, Queen Anne's and Cecil Counties, Maryland. There are no industry concentrations in the Company's loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and its performance will be influenced by the real estate market in the region.

     The following table sets forth the composition of the Company's loan portfolio as of December 31, 2000 and 1999, respectively.


                      COMPOSITION OF LOAN PORTFOLIO
                                           December 31,
                                    2000                      1999
                                          Percent                   Percent
                                Amount    of total       Amount     of total
Commercial                    16,048,619    16.14%      14,758,561    16.46%
Real estate - residential     37,227,165    37.44%      33,969,212    37.88%
Real estate  - commercial     37,792,150    38.01%      33,425,980    37.28%
Construction                   3,108,911     3.13%       2,208,119     2.46%
Consumer                       5,244,194     5.28%       5,306,435     5.92%
      Total loans             99,421,039   100.00%      89,668,307   100.00%
Less deferred fees,
net of deferred costs            130,461                   178,404
Less allowance for
credit losses                  1,011,144                   903,327
      Net loans               98,279,434                88,586,576

     The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2000.


    LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST RATES

                                       December 31, 2000
                             One year      Over one    Over five
                              or less    through five     years
                                              years                 Total
Commercial                   15,336,062      712,557         0    16,048,619
Real estate - residential    15,852,238   21,284,568    90,359    37,227,165
Real estate - commercial     20,843,917   16,948,233         0    37,792,150
Construction                  3,108,911            0         0     3,108,911
Consumer                      3,059,348    2,184,846         0     5,244,194
      Total                  58,200,476   41,130,204    90,359    99,421,039

Fixed interest rate          31,290,293   36,849,779    90,359    68,230,431
Variable interest rate       26,910,183    4,280,425         0    31,190,608
      Total                  58,200,476   41,130,204    90,359    99,421,039

     As of December 31, 2000, $31,190,608, or 31.37%, of the total loans were either variable rate loans or loans written on demand.


     The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2000 and 1999, respectively.

                                              2000               1999
     Check loan lines of credit             474,834             406,957
     Mortgage lines of credit             4,682,542             660,285
     Commercial lines of credit           8,171,315           6,232,129
     Construction loan commitments        3,778,473             799,129
     Standby letters of credit            1,210,363             683,691
                Total                    18,317,527           8,782,191

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

     The table "Allocation of Allowance for Loan Losses" which follows shows the specific allowance applied by loan type and also the general allowance included in the December 31, 2000 and 1999, allowance for loan losses.


                ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                                        2000                1999
Commercial                           180,188    17.82%    176,355    19.52%
Real estate                          270,494    26.75     517,295    57.27
Consumer                             180,931    17.89      78,421     8.68
Unallocated                          379,531    37.54     131,256    14.53
          Total                    1,011,144   100.00%    903,327   100.00%

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of December 31, 2000 and 1999, the allowance for loan losses compared to gross loans was 1.02% and 1.01%, respectively.



                        ALLOWANCE FOR LOAN LOSSES

                                                   2000             1999
Balance at beginning of year                      903,327          901,139

Loan losses:
  Commercial                                        7,500            9,948
  Mortgages                                             0           35,382
  Consumer                                          7,912            6,798
 Total loan losses                                 15,412           52,128

Recoveries on loans previously charged off
  Commercial                                        2,512              314
  Mortgages                                             0                0
  Consumer                                            200            2,963
 Total loan recoveries                              2,712            3,277

Net loan losses                                    12,700           48,851
Provision for loan losses charged to expense      120,517           51,039
Balance at end of year                          1,011,144          903,327

Allowance for loan losses to loans outstanding
 at end of year                                     1.02%            1.01%

Net charge-offs to average loans                    0.01%            0.05%

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

     The Company had nonperforming loans of $815,813 and $1,083,718 at December 31, 2000 and 1999, respectively. Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. Nonperforming asset totals at December 31, 2000 and 1999 were the same as nonperforming loan totals. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 2000 or 1999.

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

     Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 33.81% of average deposits for 2000, compared to 35.11% for 1999.

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

     The interest rate sensitivity position at December 31, 2000, is presented in the table "Interest Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. The Company was liability-sensitive for the first twelve month time horizon and asset-sensitive thereafter. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.



                      INTEREST SENSITIVITY ANALYSIS
                             December 31, 2000
                      After three
            Within    but within    After one
            Three        twelve     but within       After
            Months       months     five years     five years        Total
Assets
Earning assets
 Federal funds sold
         4,908,840              0              0              0     4,908,840
 Investment securities
    available for sale
                 0      7,994,997     16,155,701              0    24,150,698
    held to maturity
                 0          3,661      2,055,069              0     2,058,730
 Loans  35,247,739     22,952,737     41,130,204         90,359    99,421,039
Total earning assets
        40,156,579     30,951,395     59,340,974         90,359   130,539,307

Liabilities
Interest-bearing liabilities
  Money market and Supernow
        11,361,814              0              0              0    11,361,814
   Savings and NOW deposits
        30,686,627              0              0              0    30,686,627
   Certificates $100,000 and over
         1,547,005      5,736,545      5,176,848              0    12,460,398
   Certificates under $100,000
         5,012,935     15,807,911     20,356,948              0    41,177,794
   Securities sold under agreements to repurchase
         7,555,802        545,160              0              0     8,100,962
Total interest-bearing liabilities
        56,164,183     22,089,616     25,533,796              0   103,787,595

Period gap
       -16,007,604      8,861,779     33,807,178         90,359    26,751,712
Cumulative gap
       -16,007,604     -7,145,825     26,661,353     26,751,712    26,751,712
Ratio of cumulative gap to total earning assets
           -12.26%         -5.47%         20.42%         20.49%        20.49%


     The table "Investment Securities Maturity Distribution and Yields" shows that as of December 31, 2000, $7,998,658 of the investment portfolio matures in one year or less. The balance of the debt securities matures within five years. The funds invested in federal funds sold provide liquidity. Other sources of liquidity include letters of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines of credit available from correspondent banks at December 31, 2000, was $8,000,000. Additionally, the Company has an unused line of credit of approximately $19,446,000 from the Federal Home Loan Bank of Atlanta, which is secured by the residential mortgages of the Bank.



         INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS

                                         2000                     1999
                                  Carrying   Year-end     Carrying   Year-end
                                    Value      yield         value      yield
U. S. Treasury
One year or less                  1,005,620     5.05%       994,690     4.87%
Over one through five years               0        0%     1,001,880     5.02%
Total U.S. Treasury               1,005,620     5.05%     1,996,570     4.94%
U.S. Government agency
One year or less                  6,993,038     5.38%     8,445,408     4.92%
Over one through five years      18,210,770     5.92%    19,161,137     5.65%
Over ten years                            0        0%        47,902     7.20%
Total U.S. Government agency     25,203,808     5.77%    27,654,447     5.43%
Total securities                 26,209,428     5.66%    29,651,017     5.39%



DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

     Average interest-bearing liabilities increased $4,007,764, or 4.05%, to $102,903,010 in 2000, from $98,895,246 in 1999. Average interest-bearing deposits increased $1,087,169, or 1.17%, to  $93,973,057 in 2000, from
$92,885,888 in 1999, while average demand deposits increased $419,728, or 2.82% to $15,304,317 in 2000, from $14,884,589 in 1999. At December 31,
2000, total deposits were $112,111,301, compared to $110,293,638 at December 31, 1999, an increase of 1.65%.

     The following table sets forth the deposits of the Company by category as of December 31, 2000 and 1999, respectively.

                                                    December 31,
                                           2000                   1999
                                           Percent of             Percent of
                                    Amount   deposits      Amount   deposits
Demand deposit accounts            16,424,668   14.65%     15,718,391  14.25%
Savings and NOW accounts           30,686,627   27.37      31,416,655  28.49
Money market & Supernow Accounts   11,361,814   10.14      10,476,638   9.50
Time deposits less than $100,000   41,177,794   36.73      42,796,461  38.80
Time deposits of $100,000 or more  12,460,398   11.11       9,885,493   8.96

     Total deposits               112,111,301  100.00%    110,293,638 100.00%


     Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits decreased $757,242 during 2000. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The maturity distribution of the Company's time deposits over $100,000 at December 31, 2000 is shown in the following table.


                   MATURITIES OF CERTIFICATES OF DEPOSIT
               AND OTHER TIME DEPOSITS OF $100,000 OR MORE

                                  December 31, 2000
                                           After six
                               After three  through
                 Within three    through     twelve    After twelve
                     months    Six months    months      months        Total
Certificates of deposit of
$100,000 or more    1,547,005   1,780,811   3,955,734   5,176,848  12,460,398

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

NONINTEREST INCOME

     Noninterest income for 2000 was $697,719, compared to noninterest income in 1999 of $649,011, an increase of $48,708 or 7.50%. Service charge income increased primarily because the fee schedule was raised.

     The following table presents the principal components of noninterest income for the years ended December 31, 2000 and 1999, respectively.

                           NONINTEREST INCOME
                                                    2000          1999
Service charges on deposit accounts               601,877       552,188
Securities gains                                        0             0
Other noninterest revenue                          95,842        96,823

 Total noninterest income                         697,719       649,011

Noninterest income as a percentage of
                 average total assets                0.51%         0.50%


NONINTEREST EXPENSE

     Noninterest expense increased by $217,743, or 6.41%, from $3,396,750 in 1999 to $3,614,493 in 2000. The largest component of this increase was the 4.89% increase in compensation and related expenses from $2,110,767 in 1999 to $2,213,959 in 2000. This increase was due to annual raises. The Company's major correspondent increased their fees for clearing cash letters, processing wires, and other services resulting in an increase of $12,719 for these services.

     The following table presents the principal components of noninterest expense for the years ended December 31, 2000 and 1999, respectively.



                             NONINTEREST EXPENSE
                                                     2000           1999

Compensation and related expenses                 2,213,959      2,110,767
Occupancy expense                                   202,650        188,483
Furniture and equipment expense                     221,947        211,151
Advertising                                          31,119         27,861
Business Manager                                     20,891         22,570
Correspondent bank fees                              49,535         36,032
Data processing                                     305,372        279,309
Deposit insurance                                    21,802         12,118
Director fees                                        87,633         87,380
Insurance                                            26,224         19,318
Office supplies                                      52,607         46,043
Postage                                              77,430         74,307
Printing and stationery                              53,839         50,219
Professional fees                                    47,161         50,067
Public relations and contributions                   44,337         40,241
Telephone                                            33,307         33,437
Other                                               124,680        107,447
  Total noninterest expense                       3,614,493      3,396,750

Noninterest expense as a percentage of
                  average total assets                 2.65%          2.59%


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

     At December 31, 2000 and 1999, the Company and the Bank exceeded their regulatory capital ratios, as set forth in the following table.


                            ANALYSIS OF CAPITAL
                                            2000                 1999
                                Required  Consolidated       Consolidated
                                Minimums   Company    Bank    Company   Bank
Total risk-based capital ratio     8.0%     16.7%    17.3%     17.9%    17.6%
Tier I risk-based capital ratio    4.0%     15.9%    16.3%     17.0%    16.7%
Tier I leverage ratio              3.0%     12.2%    12.6%     12.7%    12.5%

ACCOUNTING RULE CHANGES

     Summarized below are the accounting rule changes impacting financial institutions that were approved during 2000.

     FASB Statement No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, delays the effective date of FASB Statement No. 133 for one year to fiscal years beginning after June 15, 2000.

     FASB Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, is an amendment of FASB Statement No. 133. This statement addresses a limited number of issues causing implementation difficulties for entities that apply Statement No. 133. Specifically, it expands the normal sales and normal purchase exception, redefines the specific risks that can be identified as a hedge risk, revises foreign-currency-denominated assets and liabilities, and discusses intercompany derivatives. The effective date of the Statement is the first fiscal quarter of fiscal years beginning after June 15, 2000. The accounting policies of the Company did not need amending as a result of the issuance of this statement.

     FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, is a replacement of Statement No.125. This statement is intended to develop standards to aid in resolving existing financial accounting and reporting issues when transfers of financial assets occur. Specifically, the statement addresses issues where the transferor has a continuing involvement with the transferred asset or with the transferee, as in transfers with recourse, servicing rights, agreements to reacquire, options written or withheld, or pledges of collateral. The effective date of the Statement is for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

     FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, clarifies the application of APB Opinion No.
25. The statement addresses issues such as the definition of an employee, the criteria for determining if a plan qualifies as a noncompensatory plan, the consequence of modifications to the terms of a fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company has issued no stock options or warrants so this interpretation, which was effective July 1, 2000, did not impact the accounting policies of the Company.

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


ITEM 7. FINANCIAL STATEMENTS

     These statements will follow at the end of this report.

                                  PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTATNS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

	INA TO INSERT - reference to proxy


ITEM 10. EXECUTIVE COMPENSATION

	INA TO INSERT - reference to proxy

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     In response to this item, the information included on pages X through X of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2001 is incorporated herein by reference.

	INA TO INSERT - reference to proxy

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In response to this item, the information included on pages X through X of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 16, 2001, is incorporated herein by reference.

	INA TO INSERT - reference to proxy

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.1 Amended Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of Registration Statement Form
      10-SB12G/A, File No. 000-24169).

3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Registration Statement Form 10-SB12G/A, File No. 000-24169).

13    Annual Report to Shareholders for the year ended December 31, 2000.

21	Subsidiaries of the Company.

	Financial Data Schedule

(b)	Reports on Form 8-K


     No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.


                                    SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PEOPLES BANCORP, INC.
                                     (Registrant)

Date:	__March 28, 2001_____        By:___/S/ E. ROY OWENS____________________
                                        E. Roy Owens
                                        Chairman and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	__March 28, 2001_____        By:___/S/ ROBERT W. CLARK, JR. ___________
                                        Robert W. Clark, Jr., Director

Date: __March 28, 2001_____        By:__/S/ LAMONTE E. COOKE ________________
                                        LaMonte E. Cooke, Director

Date: __March 28, 2001_____        By:__/S/ GARY B. FELLOWS _________________
                                        Gary B. Fellows, Director

Date: __March 28, 2001_____        By:__/S/ HERMAN E. HILL, JR. _____________
                                        Herman E. Hill, Jr., Director

Date:	__March 28, 2001_____        By:__/S/ ELMER E. HORSEY _________________
                                        Elmer E. Horsey, Director

Date: __March 28, 2001_____        By:__/S/ ARTHUR E. KENDALL _______________
                                        Arthur E. Kendall, Director

Date: __March 28, 2001_____        By:__/S/ P. PATRICK MCCLEARY _____________
                                        P. Patrick McCleary, Director

Date: __March 28, 2001_____        By:__/S/ ROBERT A. MOORE _________________
                                        Robert A. Moore, Director

Date: __March 28, 2001_____        By:__/S/ E. ROY OWENS ____________________
                                        E. Roy Owens, Chairman
                                        and Chief Executive Officer

Date: __March 28, 2001_____        By:__/S/ ALEXANDER P. RASIN, III _________
                                        Alexander P. Rasin, III, Director

Date: __March 28, 2001_____        By:__/S/ STEFAN R. SKIPP _________________
                                        Stefan R. Skipp, Director

Date:	__March 28, 2001_____        By:__/S/ THOMAS G. STEVENSON _____________
                                        Thomas G. Stevenson, President

Date:	__March 28, 2001_____        By:__/S/ ELIZABETH A. STRONG _____________
                                        Elizabeth A. Strong, Director

Date:	__March 28, 2001_____        By:__/S/ WILLIAM G. WHEATLEY _____________
                                        William G. Wheatley, Director



                                EXHIBIT 13

                      ANNUAL REPORT TO SHAREHOLDERS
                  FOR THE YEAR ENDED DECEMBER 31, 2000





BALANCE SHEETS
DECEMBER 31,

ASSETS                                    2000           1999          1998

Cash and due from banks              $4,446,237     $5,070,293     $3,006,344
Federal funds sold                    4,908,840      6,531,009      7,244,554
Securities available for sale        24,150,698     28,093,153     19,626,114
Securities held to maturity (market value of $2,073,832,
   $1,550,315 and $5,624,558)         2,058,730      1,557,864      5,589,660
Federal Home Loan Bank stock            385,700        385,700        354,800
Loans, less allowance for loan losses of $1,011,144,
   $903,327 and $901,139             98,279,434     88,586,576     88,184,338
Premises and equipment                3,192,135      3,118,979      3,033,957
Accrued interest receivable             973,741        972,236        912,965
Deferred income taxes                   128,305        345,954        153,439
Other assets                            388,735        423,839        484,654
                                   $138,912,555   $135,085,603   $128,590,825

The accompanying notes are an integral part of these financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY

                                         2000           1999          1998
Deposits
  Demand                            $16,424,668    $15,718,391     14,816,250
  Savings                            30,686,627     31,416,655     30,020,180
  Money market and NOW               11,361,814     10,476,638     10,156,459
  Other time                         53,638,192     52,681,954     52,417,814
                                    112,111,301    110,293,638    107,410,703
Securities sold under repurchase
            agreements                8,100,962      7,633,550      4,338,141
Accrued interest payable                424,696        346,903        411,077
Income tax payable                      254,745              0              0
Other liabilities                       216,258        163,310        149,559
                                    121,107,962    118,437,401    112,309,480
Stockholders' equity
  Common stock, par value $10 per share; authorized 1,000,000 shares;
  issued and outstanding 841,737 shares in 2000, 851,155 shares in 1999, and
  858,208 shares in 1998              8,417,370      8,511,550      8,582,080
  Surplus                             2,920,866      2,920,866      2,920,866
  Undivided profits                   6,440,022      5,546,414      4,767,900
                                     17,778,258     16,978,830     16,270,846
  Accumulated other comprehensive income 26,335       -330,628         10,499
                                     17,804,593     16,648,202     16,281,345

                                    $138,912,55   $135,085,603   $128,590,825

The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,
                                           2000           1999           1998
INTEREST REVENUE
  Loans, including fees               $8,490,407     $7,687,077    $7,824,877
  U.S. Treasury securities                83,611        358,780       806,432
  U.S. government agency securities    1,491,156      1,144,556       323,880
  Other securities                        32,262         28,450        26,232
  Federal funds sold                     300,350        308,346       308,291
    Total interest revenue            10,397,786      9,527,209     9,289,712
INTEREST EXPENSE
  Certificates of deposit of $100,000
    or more                              590,531        532,889       485,258
  Other deposits                       3,128,818      3,230,472     3,171,557
  Borrowed funds                         410,818        174,813       150,857
    Total interest expense             4,130,167      3,938,174     3,807,672
    Net interest income                6,267,619      5,589,035     5,482,040
PROVISION FOR LOAN LOSSES                120,517         51,039        25,841
    Net interest income after provision
       For loan losses                 6,147,102      5,537,996     5,456,199
OTHER OPERATING REVENUE
  Service charges on deposit accounts    601,877        552,188       493,189
  Other noninterest revenue               95,842         96,823        99,269
    Total other operating revenue        697,719        649,011       592,458
OTHER OPREATING EXPENSES
  Salaries                             1,773,231      1,684,771     1,624,243
  Employee benefits                      440,728        425,996       406,381
  Occupancy                              202,650        188,483       147,218
  Furniture and equipment                221,947        211,151       135,221
  Other operating                        975,937        886,349       878,022
    Total other operating expenses 3,614,493 3,396,750 3,191,085 Income before income taxes and cumulative effect of a change in
  accounting method                    3,230,328      2,790,257     2,857,572
INOME TAXES                            1,165,071      1,006,196     1,043,967
Income before cumulative effect of a change
in accounting method                   2,065,257      1,784,061     1,813,605
Cumulative effect of a change in the
 method of accounting for organization
 costs, net of income taxes of $15,820         0              0       -30,709
NET INCOME                             2,065,257     $1,784,061    $1,782,896

EARNINGS PER COMMON SHARE
Income before cumulative effect of
 a change in accounting method             $2.44         $2.09          $2.09
 Cumulative effect of a change in the method
 of accounting for organization costs,
 net of income taxes                           0             0          -0.03
  NET INCOME                               $2.44         $2.09          $2.06

The accompanying notes are an integral part of these financial statements.




STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2000
                                                   Accumulated
                                                      other
        Common stock                  Undivided  comprehensive  Comprehensive
     Shares   Par value    Surplus      profits         income        income
Balance, December 31, 1997
    875,573   $8,755,730   $2,920,000   $4,167,590     $11,185
Net income
          0            0            0    1,782,896           0    1,782,896
Unrealized gain (loss) on investment securities available for sale net of income taxes of ($432)
          0            0            0            0        -686         -686
Sale of stock
         40          400          866            0           0            0
Repurchase of stock
    -17,405     -174,050            0     -375,693           0            0
Cash dividend, $.93 per share
          0            0            0     -806,893           0            0

Balance, December 31, 1998
    858,208    8,582,080    2,920,866    4,767,900      10,499    1,782,210

Net income
          0            0            0    1,784,061           0    1,784,061
Unrealized gain (loss) on investment securities available for sale net of income taxes of ($214,908)
          0            0            0            0    -341,127     -341,127
Repurchase of stock
     -7,053      -70,530            0     -160,042           0            0
Cash dividend, $.99 per share
          0            0            0     -845,505           0            0

Balance, December 31, 1999
    851,155    8,511,550    2,920,866    5,546,414    -330,628    1,442,934

Net income
          0            0            0    2,065,257           0      2065257
Unrealized gain (loss) on investment securities available for sale net of income taxes of $224,917
          0            0            0            0     356,963      356,963
Repurchase of stock
     -9,418      -94,180            0     -263,704           0            0
Cash dividend, $1.07 per share
          0            0            0     -907,945           0            0

Balance, December 31, 2000
    841,737    8,417,370    2,920,866    6,440,022      26,335    2,422,220

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
                                         2000           1999          1998
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                  $10,370,508     $9,485,044    $9,352,056
  Fees and commissions received          661,922        648,684       593,310
  Interest paid                       -4,052,374     -4,002,348    -3,787,955
  Cash paid to suppliers & employees  -3,399,617     -3,238,835    -3,107,187
  Income taxes paid                     -791,776       -881,955    -1,154,452
                                       2,788,663      2,010,590     1,895,772
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and calls of investment securities
    Held to maturity                   1,512,709      4,030,018     2,532,522
    Available for sale                 8,000,000      6,500,000     8,000,000
  Purchase of investment securities
    Available for sale                -3,497,050    -15,594,688   -14,126,651
  Purchase of investment securities held
   to maturity                        -2,014,360              0             0
  Loans made,net of principal
              Collected               -9,765,432       -427,890    -2,592,176
  Purchases of premises, equipment, and
   Software                             -290,001       -269,893      -807,552
  Proceeds from sale of other real estate
   owned and equipment                         0              0       326,083
                                      -6,054,134     -5,762,453    -6,667,774
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in
   Time deposits                         956,238        264,140     4,355,356
   Other deposits                        861,425      2,618,795     3,491,641
   Securities sold under repurchase
    Agreements                           467,412      3,295,409     1,949,900
  Dividends paid                        -907,945       -845,505      -806,893
  Proceeds from stock issued                   0              0         1,266
  Repurchase of stock                   -357,884       -230,572      -549,743
                                       1,019,246      5,102,267     8,441,527
NET INCREASE IN CASH AND CASH
EQUIVALENTS                           -2,246,225      1,350,404     3,669,525

Cash and cash equivalents at beginning of
Year                                  11,601,302     10,250,898     6,581,373

Cash and cash equivalents at end of
Year                                  $9,355,077    $11,601,302   $10,250,898

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31,                   2000            1999         1998

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
   Net income                         $2,065,257     $1,784,061    $1,782,896

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED
BY OPERATING ACTIVITITES
  Amortization  of premiums and accretion of
    Discounts                             22,170         42,493        20,270
  Provision for loan losses              120,517         51,039        25,841
  Depreciation and software amortization 193,967        183,427       162,642
  Loss (gain) and writedowns on other
    Real estate                                0              0        18,986
  Deferred income taxes                   -7,268         22,392        26,772
   Decrease (increase) in
    Accrued interest receivable           -1,505        -59,271        77,167
    Other assets                         -67,836        -52,965       -76,363
   Increase (decrease) in Deferred origination
    fees and costs, net                  -47,943        -25,387       -35,093
    Income taxes payable, net of refunds 380,563        101,849      -153,077
    Accrued interest payable              77,793        -64,174        19,717
    Other liabilities                     52,948         27,126        26,014
                                      $2,788,663     $2,010,590    $1,895,772

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

     Revenues for 1998 and 1999 have been grouped to agree with classifications for 2000.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and the Bank. Intercompany balances and transactions have been eliminated.


NOTES TO FINANCIAL STATEMENTS

 1.     SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES (Continued)

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

     Management performs an ongoing review of its portfolio, maintaining a watch list of problem loans. These problem loans are graded and assigned risk based factors for potential loan losses. The balance of the loans are assigned risk based factors, based on delinquency and loan type, without a detailed review of the individual credits. The total allowance is evaluated based on past loan loss experience and current economic conditions. If the current economy or real estate market were to suffer a severe downturn, the estimate for uncollectible accounts would need to be increased. Loans which are deemed to be uncollectible are charged off and deducted from the allowance. The allowance for loan losses is increased by the current year provision for loan losses and by recoveries on loans previously charged off.

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


NOTES TO FINANCIAL STATEMENTS

 1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ADVERTISING

     Advertising costs are expensed over the life of ad campaigns. General purpose advertising is charged to expense as incurred.

INCOME TAXES

     The provision for income taxes includes taxes payable for the current year and deferred income taxes. Deferred incomme taxes are provided for the temporary differences between financial and taxable income.

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

2.     CASH AND DUE FROM BANKS

     The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $6,824,876 for 2000, $7,917,469 for 1999, and $6,264,394 for 1998.

     Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.



NOTES TO FINANCIAL STATEMENTS

3.     INVESTESTMENT SECURITIES

     Investment securities are summarized as follows:

                              Amortized    Unrealized  Unrealized    Market
December 31, 2000                cost        gains       losses       value
Available for sale
  U. S. Treasury             $1,009,314          $0     $3,694     $1,005,620
  U. S. government Agency    23,098,480     107,817     61,219     23,145,078
                            $24,107,794    $107,817    $64,913    $24,150,698
Held to maturity
  U. S. government agency    $2,014,107     $15,263         $0     $2,029,370
  Mortgage-backed securities     44,623           0        161         44,462
                             $2,058,730     $15,263       4161     $2,073,832
December 31, 1999
Available for sale
  U. S. Treasury             $2,023,474          $0    $26,904     $1,996,570
  U. S. government agency    26,608,654           0    512,071     26,096,583
                            $28,632,128          $0   $538,975    $28,093,153
Held to maturity
  U. S. government agency    $1,500,418          $0      $7237     $1,493,181
  Mortgage-backed securities     57,446          94        406         57,134
                             $1,557,864         $94     $7,643     $1,550,315
December 31, 1998
Available for sale
  U. S. Treasury             $7,542,235     $34,018         $0     $7,576,253
  U. S. government agency    12,066,821      25,248     42,208     12,049,861
                            $19,609,056     $59,266    $42,208    $19,626,114
Held to maturity
  U. S. Treasury             $4,000,135     $40,178         $0     $4,040,313
  U. S. government agency     1,501,793           0      7,448      1,494,345
  Mortgage-backed securities     87,732       2,168          0         89,900
                             $5,589,660     $42,346     $7,448     $5,624,558



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

                                 Available for sale      Held to maturity
                               Amortized      Market    Amortized     Market
December 31, 2000                 cost        value       cost        value

Maturing
  Within one year             $8,017,887   $7,994,997          $0          $0
  Over one to five years      16,089,907   16,155,701   2,014,107   2,029,370
  Mortgage-backed                      0            0      44,623      44,462
                             $24,107,794  $24,150,698  $2,058,730  $2,073,832

Pledged securities           $11,730,141  $11,786,779          $0          $0

December 31, 1999
Maturing
  Within one year             $8,014,319   $7,939,680  $1,500,418  $1,493,181
  Over one to five years      20,617,809   20,153,473           0           0
  Mortgage-backed                      0            0      57,446      57,134
                             $28,632,128  $28,093,153  $1,557,864  $1,550,315

Pledged securities           $13,548,951  $13,318,834  $1,500,418  $1,493,181

December 31, 1998
Maturing
  Within one year             $5,503,818   $5,525,001  $4,000,135  $4,040,313
  Over one to five years      14,105,238   14,101,113   1,501,793   1,494,345
  Mortgage-backed                      0            0      87,732      89,900
                             $19,609,056  $19,626,114  $5,589,660  $5,624,558

Pledged securities            $4,990,118   $5,013,830  $4,773,410  $4,798,827



NOTES TO FINANCIAL STATEMENTS

4.   LOANS AND ALLOWANCE FOR LOAN LOSSES

     Major classifications of loans are as follows:

                                          2000           1999           1998
Commercial                          $16,048,619    $14,758,561    $13,989,837
Real estate
  Residential                        37,227,165     33,969,212     33,348,619
  Commercial                         37,792,150     33,425,980     34,869,397
  Construction                        3,108,911      2,208,119      2,435,864
Consumer                              5,244,194      5,306,435      4,645,552
                                     99,421,039     89,668,307     89,289,269
Deferred fees, net of deferred costs    130,461        178,404        203,792
Allowance for loan losses             1,011,144        903,327        901,139
                                      1,141,605      1,081,731      1,104,931
                                    $98,279,434    $88,586,576    $88,184,338

Final maturities of the loan portfolio are as follows:

Within ninety days                  $35,247,739    $34,835,950    $32,701,883
Over ninety days to one year         22,952,737     15,656,941     19,670,478
Over one year to five years          41,130,204     39,175,416     36,916,908
Over five years                          90,359              0              0
                                    $99,421,039    $89,668,307    $89,289,269

Transactions in the allowance for loan losses were as follows:

Beginning balance                      $903,327       $901,139       $875,716
Provision charged to operations         120,517         51,039         25,841
Recoveries                                2,712          3,277          1,851
                                      1,026,556        955,455        903,408
Loans charged off                        15,412         52,128          2,269
Ending balance                       $1,011,144       $903,327       $901,139

Management has identified no significant impaired loans.



NOTES TO FINANCIAL STATEMENTS

4.    LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

     Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at December 31, are as follows:

                                         2000           1999           1998
Loan balances                           $19,719       $285,767       $486,235
Interest not accrued                      2,261          7,250         45,822

     Amounts past due 90 days or more at December 31, including nonaccruing loans, are as follows:

Demand and time                         $23,112       $141,927        $15,030
Mortgage                                779,925        935,135      1,096,517
Installment                              12,776          6,656          2,585
                                       $815,813     $1,083,718     $1,114,132

     Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, are as follows:

Check loan lines of credit             $474,834       $406,957      $350,035
Mortgage lines of credit              4,682,542        660,285     5,217,816
Commercial lines of credit            8,171,315      6,232,129     8,537,798
Undisbursed construction loan
                   Commitments        3,778,473        799,129       969,393
                                    $17,107,164     $8,098,500   $15,075,042

Standby letters of credit            $1,210,363       $683,691      $846,861

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

     The Bank lends to customers located primarily in and near Kent County, and Queen Anne's County, Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

NOTES TO FINANCIAL STATEMENTS

5.   PREMISES AND EQUIPMENT

     A summary of premises and equipment and related depreciation expense is as follows:
                                        2000          1999          1998
Land                                 $1,071,288    $1,071,288    $1,056,945
Premises                              2,492,260     2,398,662     1,217,687
Furniture and equipment               1,430,892     1,374,796     1,074,747
Construction in progress                202,147        94,484     1,326,531
                                      5,196,587     4,939,230     4,675,910
Accumulated depreciation              2,004,452     1,820,251     1,641,953
Net premises and equipment           $3,192,135    $3,118,979    $3,033,957

Depreciation expense                   $184,201      $178,297      $116,113

     Outstanding commitments related to the construction of a permanent branch in Galena totaled $251,381 as of December 31, 2000. Management estimates that it will invest a total of approximately $500,000 for the construction and furnishing of the Galena branch.

6.     OTHER TIME DEPOSITS

     Included in other time deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, are as follows:

                                     2000              1999           1998
Three months or less                 $1,547,005    $1,421,843    $1,513,812
Over three through twelve months      5,736,545     3,081,713     1,784,086
One to five years                     5,176,848     5,381,937     5,492,045

                                    $12,460,398    $9,885,493    $8,789,943

7.     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase represent overnight borrowings from customers. The government agency securities that are the collateral for these agreements are owned and maintained in the custody of the Company. Additional information is as follows:

                                        2000          1999         1998
Maximum month-end amount
   Outstanding                      $11,485,496    $7,633,550    $5,975,986
Average amount outstanding            9,024,879     5,929,207     3,733,386
Average rate paid during the year          4.52%         3.59%         4.04%
Investment securities underlying agreements at year-end
   Carrying value                     9,674,017    12,531,891     9,500,000
   Estimated fair value               9,724,694    12,333,099     9,546,847

8.     Income Taxes

     The components of income tax expense, including taxes related to the change in accounting method for origination costs, are as follows:


                                        2000          1999          1998
Current
  Federal                            $1,058,006      $896,820      $873,060
  State                                 114,333        86,984       128,315
                                     $1,172,339       983,804     1,001,375
Deferred                                 -7,268        22,392        26,772
                                     $1,165,071    $1,006,196    $1,028,147

     The components of the deferred income tax expense are as follows:

Provision for loan losses              $-41,639       $-2,520       $-9,980
Other real estate loss provision              0             0        42,307
Prepaid pension costs                    26,158        26,640        16,105
Depreciation                              9,751        -1,852        10,049
Discount accretion                        4,170        -5,622        -5,979
Charitable contributions                  1,448        -1,448             0
Nonaccrual interest                       1,807        14,896        -3,643
Deferred compensation                   -12,685       -11,425        -9,989
Organization costs                        3,722         3,723       -12,098
                                        $-7,268       $22,392       $26,772

     The components of the net deferred tax asset are as follows:

Deferred tax assets
  Allowance for loan losses            $261,522      $219,883      $217,363
  Deferred compensation                  49,940        37,255        25,830
  Nonaccrual interest                       993         2,800        17,696
  Organization costs                      4,653         8,375        12,098
  Charitable contributions accrued            0         1,448             0
  Unrealized loss on investment
    securities available for sale             0       208,347             0
                                        317,108       478,108       272,987
Deferred tax liabilities
  Depreciation                           55,557        45,806        47,658
  Discount accretion                      8,565         4,395        10,017
  Prepaid pension costs                 108,111        81,953        55,313
  Unrealized gain on investment
    securities available for sale        16,570             0         6,560
                                        188,803       132,154       119,548
Net deferred tax asset                 $128,305      $345,954      $153,439


     A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:
                                                 2000       1999      1998

Tax at statutory federal income tax rate          34%        34%        34%
  Tax effect of Tax-exempt income               -0.3       -0.4       -0.5
  State income taxes, net of federal benefit     2.3        2.2          3
  Other, net                                     0.1        0.3        0.1
                                                36.1%      36.1%      36.6%

9.     PROFIT SHARING PLAN

     The Bank has a profit sharing plan qualifying under section 401(k) of the Internal Revenue Code that covers all employees with one year of service who have attained age 21. The contributions and expense of the plan for 2000, 1999, and 1998, were $36,855, $34,291, and $31,184, respectively.


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

     The following table sets forth the financial status of the plan at
December
31:
                                        2000          1999         1998
Change in plan assets
  Fair value of plan assets at beginning
            of year                  $1,216,163    $1,089,666      $999,343
  Actual return on plan assets           61,925        35,203        66,559
  Employer contribution                 116,283       113,470        89,208
  Benefits paid                         -62,119       -22,176       -65,444
  Fair value of plan at end of year   1,332,252     1,216,163     1,089,666
Change in benefit obligation
  Benefit obligation at beginning
            of year                   1,104,063     1,127,629     1,046,430
  Service cost                           67,808        48,383        49,741
  Interest cost                          80,281        83,671        75,824
  Benefits paid                         -62,119       -22,176       -65,444
  Actuarial loss                       -128,325      -133,444        21,078
  Benefit obligation at end of
            Year                      1,061,708     1,104,063     1,127,629
Funded status                           270,544       112,100       -37,963
Unamortized prior service cost          -15,150       -16,526       -17,903
Unrecognized net loss                    57,470       155,048       242,996
Unamortized net obligation from
            Transition                  -32,929       -38,418       -43,907
Prepaid pension expense included
            in other assets            $279,935      $212,204      $143,223


NOTES TO FINANCIAL STATEMENTS

10.     PENSION (Continued)

     Net pension expense includes the following components:
                                        2000          1999          1998
Service cost                            $67,808       $48,383       $49,741
Interest cost                            80,281        83,671        75,824
Expected return on assets               -94,363       -86,361       -76,089
Amortization of transition asset         -5,489        -5,489        -5,489
Amortization of prior service cost       -1,377        -1,377        -1,377
Amortization of loss                      1,692         5,662         4,898
Net pension expense                     $48,552       $44,489       $47,508

     Assumptions used in the accounting for net pension expense were:

Discount rates                              7.5%          7.5%          7.5%
Rate of increase in compensation level      5.0%          5.0%          5.0%
Long-term rate of return on assets          7.5%          7.5%          7.5%


NOTES TO FINANCIAL STATEMENTS

11.     Other Operating Expenses

     Other operating expenses consist of the following:

                                        2000          1999          1998
Advertising                             $31,119       $27,861       $34,331
Business Manager                         20,891        22,570        22,377
Correspondent bank fees                  49,535        36,032        36,434
Data processing                         305,372       279,309       243,407
Directors' fees                          87,633        87,380        72,556
FDIC assessment                          21,802        12,118        11,602
Insurance                                26,224        19,318        22,886
Office supplies                          52,607        46,043        42,844
Other real estate holding costs               0             0         5,887
Writedown of other real estate                0             0        18,986
Postage                                  77,430        74,307        69,796
Printing and stationery                  53,839        50,219        56,414
Professional fees                        47,161        50,067        75,190
Public relations and contributions       44,337        40,241        39,342
Telephone                                33,307        33,437        32,842
Other                                   124,680       107,447        93,128
                                       $975,937      $886,349      $878,022


NOTES TO FINANCIAL STATEMENTS

12.     EARNINGS PER COMMON SHARE

     Earnings per common share are determined by dividing net income by the weighted average number of shares outstanding. Weighted average shares outstanding were 847,940, 852,892, and 867,392 for the years ending December 31, 2000, 1999, and 1998, respectively.

13.     RELATED PARTY TRANSACTIONS

     In the normal course of banking business, loans are made to senior officers and directors of the Bank as well as to companies and individuals affiliated with those officers and directors. The terms of these transactions are substantially the same as the terms provided to other borrowers entering into similar loan transactions. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations, and do not involve more than normal credit risk. The total amount of such loans outstanding at December 31, 2000, 1999, and 1998, was $3,680,257, $3,455,990, and $3,605,424,
respectively. During 2000, loan advances and repayments were $1,821,629 and $1,597,362, respectively.

14.	LINES OF CREDIT

     The Bank has unused lines of credit of $8,000,000 in unsecured overnight federal funds and secured repurchase agreements at December 31, 2000. In addition, the Bank has an unused line of credit of $19,446,000 from the Federal Home Loan Bank of Atlanta secured by residential mortgages.


NOTES TO FINANCIAL STATEMENTS

15.     CAPITAL STANDARDS

     The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2000, 1999, and 1998, the capital ratios and minimum capital requirements of the Bank are as follows:

                                                Minimum       To be well
                               Actual      capital adequacy   capitalized
(in thousands)              Amount  Ratio    Amount  Ratio   Amount  Ratio

December 31,2000
Total capital
 (to risk-weighted assets)  $18,47   17.2%   $8,567   8.0%   $10,709   10.0%
Tier 1 capital
 (to risk-weighted assets) $17,466   16.3%   $4,283   4.0%    $6,425    6.0%
Tier 1 capital
 (to fourth quarter average
           assets)         $17,466   12.6%   $5,557   4.0%    $6,947    5.0%

December 31,1999
Total capital
 (to risk-weighted assets) $17,546   17.6%   $7,990   8.0%    $9,987   10.0%
Tier 1 capital
 (to risk-weighted assets) $16,643   16.7%   $3,995   4.0%    $5,992    6.0%
Tier 1 capital
 (to fourth quarter average
           assets)         $16,643  12.5%    $5,329   4.0%    $6,662    5.0%

December 31,1998
Total capital
 (to risk-weighted assets) $16,739  17.5%    $7,642   8.0%    $9,552    10.%
Tier 1 capital
 (to risk-weighted assets) $15,838  16.6%    $3,821   4.0%    $5,731    6.0%
Tier 1 capital
 (to fourth quarter average
           assets)         $15,838  12.4%    $5,102   4.0%    $$6,37    5.0%


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

     In the most recent regulatory report, the Bank was categorized as well capitalized under the prompt corrective action regulations. Management knows of no events or conditions that should change this classification.


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

                                   December 31,
           2000                       1999                     1998
   Carrying      Fair        Carrying       Fair        Carrying     Fair
    amount       value        amount        value        amount      value
Financial assets
   Cash and due from banks
 $4,446,237   $4,446,237    $5,070,293   $5,070,293   $3,006,344   $3,006,344
   Federal funds sold
  4,908,840    4,908,840     6,531,009    6,531,009    7,244,554    7,244,554
   Investment securities (total)
 26,209,428   26,224,530    29,651,017   29,643,468   25,215,774   25,250,672
   Loans, net
 98,279,434   97,897,222    88,586,576   88,667,693   88,184,338   88,303,288
   Federal Home Loan Bank
    385,700      385,700       385,700      385,700      354,800      354,800
   Accrued interest receivable
    973,741      973,741       972,236      972,236      912,965      912,965

Financial liabilities
   Noninterest-bearing deposits
$16,424,668  $16,424,668   $15,718,391  $15,718,391  $14,816,250  $14,816,250
   Interest-bearing deposits and securities sold under repurchase agreements 103,787,595 104,353,894 102,208,797 102,963,699 96,932,594 97,811,411
   Accrued interest payable
    424,696      424,696       346,903      346,903      411,077      411,077
   Income tax payable
    254,745      254,745             0            0            0            0


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


NOTES TO FINANCIAL STATEMENTS

17.     PARENT COMPANY FINANCIAL INFORMATION

     The balance sheets, statements of income, and cash flows for Peoples Bancorp, Inc. (Parent Only) follow:

                                                     December 31,
BALANCE SHEETS                             2000         1999        1998
                               ASSETS
Cash                                     $307,625     $323,513     $404,939
Investment in subsidiary               17,492,332   16,312,083   15,838,226
Deferred income taxes                       4,653        8,375       12,098
Other assets                                4,483        4,231       26,082
   Total assets                       $17,809,093  $16,648,202  $16,281,345

                LIABILITIES AND STOCKHOLDSERS' EQUITY
Other liabilities                          $4,500           $0           $0
Stockholders' equity
  Common stock                         $8,417,370   $8,511,550   $8,582,080
  Additional paid-in capital            2,920,866    2,920,866    2,920,866
  Retained earnings                     6,440,022    5,546,414    4,767,900
  Accumulated other comprehensive income   26,335     -330,628       10,499
   Total stockholders' equity          17,804,593   16,648,202   16,281,345
   Total liabilities and
    stockholders' equity              $17,809,093  $16,648,202  $16,281,345


                                             Years Ended December 31,
STATEMENTS OF INCOME                       2000         1999         1998
Interest revenue                          $17,272      $16,244      $18,456
Dividends from subsidiary               1,243,869      970,505    1,486,373
Equity in undistributed income
        of subsidiary                     823,285      814,983      346,303
                                        2,084,426    1,801,732    1,851,132
Expenses
  Professional fees                        10,016        8,357       33,080
  Amortization of organization costs            0            0       46,529
  Other                                     9,914        9,822       14,100
                                           19,930       18,179       93,709
Income before income taxes              2,064,496    1,783,553    1,757,423
Income tax reduction                          761          508       25,473
Net income                             $2,065,257   $1,784,061   $1,782,896


NOTES TO FINANCIAL STATEMENTS

17.     PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                              Years Ended December 31,
STATEMENTS OF CASH FLOWS                   2000         1999         1998
Cash flows from operating activities
  Interest and dividends received      $1,261,141     $986,749   $1,504,829
  Tax refund received                       4,231       26,082            0
  Cash paid for operating expenses        -15,431      -18,179      -48,380
                                        1,249,941      994,652    1,456,449
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid                         -907,945     -845,505     -806,893
  Repurchase of stock, net of stock sold -357,884     -230,573     -548,477
                                       -1,265,829   -1,076,078   -1,355,370
NET INCREASE (DECREASE) IN CASH           -15,888      -81,426      101,079
Cash at beginning of year                 323,513      404,939      303,860
Cash at end of year                      $307,625     $323,513     $404,939

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
   Net income                          $2,065,257   $1,784,061   $1,782,896
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   USED IN OPERATING ACTIVITIES
   Undistributed net income of
             Subsidiary                  -823,285     -814,983     -346,303
   Amortization                                 0            0       46,529
   Deferred income taxes                    3,722        3,723      -12,098
   Increase (decrease) in
     Accrued expenses                       4,500            0       -1,200
     Taxes payable, net of refunds           -253       21,851      -13,375
                                       $1,249,941     $994,652   $1,456,449

NOTES TO FINANCIAL STATEMENTS

18.     QUARTERLY RESULTS OF OPERATIONS (Unaudited)
                                                Three Months Ended
(in thousands) except
per share information        December 31, September 30, June 30,   March 31,

2000
Interest revenue                 $2,691      $2,627      $2,597      $2,483
Interest expense                  1,066       1,048       1,021         995
Net interest income               1,625       1,579       1,576       1,488
Provision for loan losses             9          42          21          49
Net income                          499         530         533         503
Comprehensive income                729         649         526         518

Earnings per share                $0.59       $0.62       $0.63       $0.59

1999
Interest revenue                   $457      $2,389      $2,349      $2,332
Interest expense                    965         994         994         985
Net interest income               1,492       1,395       1,355       1,347
Provision for loan losses            24           5          23          -1
Net income                          422         450         431         481
Comprehensive income                319         418         297         409

Earnings per share                $0.50       $0.53       $0.50       $0.56

1998
Interest revenue                 $2,402      $2,323      $2,295      $2,270
Interest expense                    980         971         941         916
Net interest income               1,422       1,352       1,354       1,354
Provision for loan losses           -23          14          25          10
Net income                          405         452         471         455
Comprehensive income                346         509         475         452

Earnings per share                $0.48       $0.52       $0.54       $0.52


THE FOLLOWING COMMENT IS REQUIRED BY THE FEDERAL DEPOSIT INSURANCE
CORPORATION.

"This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance Corporation."




REPORT OF INDEPENDENT AUDITORS



THE BOARD OF DIRECTORS AND STOCKHOLDERS
PEOPLES BANCORP, INC.
CHESTERTOWN, MARYLAND



     We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. and Subsidiary as of December 31, 2000, 1999, and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. and Subsidiary as of December 31, 2000, 1999, and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




Salisbury Maryland
January 22, 2001




PEOPLES BANCORP, INC.
FINANCIAL DATA SCHEDULE


ITEM                                                           DECEMBER 31,
NUMBER                                                                2000

9-03(1)         Cash and due from banks                           $4,446,237
9-03(2)         Interest-bearing deposits                                  0
9-03(3)         Federal funds sold                                 4,908,840
9-03(4)         Trading account assets                                     0
9-03(6)         Investment and mortgage-backed securities
                            held for sale                         24,150,698
9-03(6)         Investment and mortgage-backed securities
                            held to maturity - carrying value      2,058,730
9-03(6)         Investment and mortgage-backed securities
                            held to maturity - market value        2,073,832
9-03(7)         Loans                                             99,290,578
9-03(7)2)       Allowance for losses                               1,011,144
9-03(11)        Total assets                                     138,912,555
9-03(12)        Deposits                                         112,111,301
9-03(13)        Short-term borrowings                              8,100,962
9-03(15)        Other liabilities                                    895,699
9-03(16)        Long-term debt
9-03(19)        Preferred stock - mandatory redemption
9-03(20)        Preferred stock - no mandatory redemption
9-03(21)        Common stocks                                      8,417,370
9-03(22)        Other stockholders' equity                         9,387,223
9-03(23)        Total liabilities and stockholders' equity       138,912,555


PEOPLES BANCORP, INC.
FINANCIAL DATA SCHEDULE (continued)

                                                                  YEAR ENDED
GUIDE                                                            DECEMBER 31,
NUMBER                                                               1999

9-04(1)         Interest and fees on loans                        $8,490,407
9-04(2)         Interest and dividends on investments              1,607,029
9-04-(4)        Other interest income                                300,350
9-04-(5)        Total interest income                             10,397,786
9-04-(6)        Interest on deposits                               3,719,349
9-04-(9)        Total interest expense                             4,130,167
9-04-(10)       Net interest income                                6,267,619
9-04-(11)       Provision for loan losses                            120,517
9-04-(13)(h)    Investment securities gains/(losses)                       0
9-04-(14)       Other expenses                                     3,614,493
9-04(15)        Income/loss before income tax                      3,230,328
9-04(17)        Income/loss before extraordinary items             2,065,257
9-04(18)        Extraordinary items, less tax
9-04(19)        Cumulative change in accounting principles                 0
9-04(20)        Net income or loss                                 2,065,257
9-04(21)        Earnings per share - primary                            2.44
9-04(21)        Earnings per share - full diluted                       2.44
I.B.5           Net yield on interest earning assets                    4.9%
III.C.1(a)      Loans on nonaccrual                                   19,719
III.C.1(b)      Accruing loans past due 90 days or more              796,094
III.C.1(c)      Troubled debt restructuring                                0
III.C.2         Potential problem loans                                    0
IV.A.1          Allowance for loan loss - beginning of period        903,327
IV.A.2          Total chargeoffs                                      15,412
IV.A.3          Total recoveries                                       2,712
IV.A.4          Allowance for loan loss - end of period            1,011,144
IV.B.1          Loan loss allowance allocated to domestic loans      631,613
IV.B.2          Loan loss allowance allocated to foreign loans
IV.B.3          Loan loss allowance - unallocated                    379,531