Form 10KSB/A
period 2000-12-31
PEOPLES BANCORP INC/MD
filed 2001-04-03
CIK 1060244

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

                     SUPERVISION AND REGULATION

     The Company and the Bank are subject to state and federal banking laws and regulations which impose specific requirements or restrictions on, and provide for general regulatory oversight with respect to, virtually all aspects of operations. These laws and regulations are generally intended to protect depositors, not stockholders. The following is a brief summary of certain statutes, rules and regulations affecting the Company and the Bank. To the extent that the following summary describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material adverse effect on the business and prospects of the Company. Beginning with the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and following with the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), numerous additional regulatory requirements have been placed on the banking industry in the past several years, and additional changes have been proposed. The operations of the Company and the Bank may be affected by legislative changes and the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effect on its business and earnings that fiscal or monetary policies, economic control, or new federal or state legislation may have in the future.

Gramm-Leach-Bliley Act

     On November 4, 1999, the U. S. Senate and House of Representatives each passed the Gramm-Leach-Bliley Act, previously known as the Financial Services Modernization Act of 1999. The Act was signed into law by President Clinton on November 12, 1999. Among other things, the Act repeals the restrictions on banks affiliating with securities firms contained in sections 20 and 32 of the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities.

     The Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the Act may have the result of increasing the amount of competition that the Company and the Bank face from larger institution and other types of companies. In fact, it is not possible to predict the full effect that the Act will have on the Company and the Bank. From time to time, other changes are proposed to laws affecting the banking industry, and these changes could have a material effect on the business and prospects of the Company and the Bank. The Company cannot predict the nature or the extent of the effect on its business and earnings of fiscal or monetary policies, economic controls, or new federal or state legislation.

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

     Community Reinvestment Act. The Community Reinvestment Act requires That each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank received an "Outstanding" rating in its most recent evaluation.

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

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

	Incorporated by reference in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance", on page 8, in the Proxy Statement as filed with the Securities and Exchange Commission on March 30, 2001.

ITEM 10. EXECUTIVE COMPENSATION

	Incorporated by reference in the section entitled "Executive Compensation", on page 7, in the Proxy Statement as filed with the Securities and Exchange Commission on March 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

	Incorporated by reference in the section entitled "Stock Ownership", on pages 3 and 4, in the Proxy Statement as filed with the Securities and Exchange Commission on March 30, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

	Incorporated by reference in the section entitled "Information About The Board of Directors And It's Committees", on pages 6, 7 and 8, in the Proxy Statement as filed with the Securities and Exchange Commission on March 30, 2001.


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