Form 10QSB
period 2001-06-30
PEOPLES BANCORP INC/MD
filed 2001-08-28
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTER ENDED JUNE 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
        __________________ TO _________________

                      Commission File Number:  0001060244

                             PEOPLES BANCORP, INC.
              (Exact name of issuer as specified in its charter)

________Maryland_______                  ___________52-2027776____________
(State of incorporation)                (I.R.S. Employer Identification No.)

    ___P. O. Box 210, 100 Spring Street, Chestertown, Maryland 21620___
                  (Address of principal executive offices)

                         _____(410) 778-3500______
                        (Issuer's telephone number)

                         _____Not Applicable______
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  YES_____X_____          NO ___________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

THE REGISTRANT HAS 830,421 SHARES OF COMMON STOCK ($10.00 par) OUTSTANDING AS OF AUGUST 1, 2001.

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

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
                          (Dollar Amounts In Thousands)

                                                (un-audited)
                                                   June 30      December 31,
                                                      2001           2000
                                    ASSETS
Cash and due from banks                              $4,339         $4,446
Federal funds sold                                    5,030          4,909
Interest-bearing deposits                                 0              0
Investment securities available for sale             25,790         24,151
Investment securities held to maturity
  (approximate fair value of $2,110 and $2,029)       2,049          2,058
Loans, less allowance for credit losses
  of $1,069 and $1,011                              102,101         98,279
Premises and equipment                                3,289          3,192
Accrued interest income                               1,012            974
Federal Home Loan Bank Stock                            386            386
Other real estate owned                                   0              0
Deferred income taxes                                     0            128
Other assets                                            643            389
                                                   $144,639       $138,912

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest-bearing                              $16,649        $16,425
  Interest-bearing                                   99,387         95,686
                                                    116,036        112,111
Fed funds purchased and repurchase agreements         9,598          8,101
Accrued interest payable                                617            425
Deferred income taxes                                    19              0
Accrued expenses                                         11            388
Other liabilities                                       207            133
                                                    126,488        121,108
Stockholders' equity
  Common stock, par value $10 per share authorized 876,000 shares, issued and outstanding 830,421 shares
    as of June 30, 2001                               8,304          8,417
  Capital surplus                                     2,921          2,921
  Retained earnings                                   6,672          6,440
                                                     17,897         17,778
  Net unrealized gain on securities
   available for sale                                   254             26
                                                     18,151         17,804
                                                   $144,639       $138,912

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (un-audited)
(Dollar Amounts in Thousands Except Per-Share Data)
                               For the three        For the six
                                months ended        months ended    Year End
                                   June 30             June 30      December
                                2001      2000      2001      2000      2000
Interest and dividend revenue
  Loans, including fees        $2,214    $2,105    $4,422    $4,075    $8,490
  U.S. Treasury securities         12        25        25        50        84
  Government Agencies Securities  344       389       700       783     1,491
  Municipal Securities              0         0         0         0         0
  Federal funds sold               67        70       135       156       300
  Deposits with banks               0         0         0         0         0
  Equity securities                10         8        18        16        32
    Total interest and dividend
         Revenue                2,647     2,597     5,300     5,080    10,397

Interest expense
  Deposit interest              1,092     1,021     2,203     2,016     4,130
    Total interest expense      1,092     1,021     2,203     2,016     4,130

    Net interest income         1,555     1,576     3,097     33,064    6,267

Provision for credit losses        24        21        61         70      121

    Net interest income after
    provision for credit losses 1,531     1,555     3,036      2,994    6,146

Other operating revenue
  Service charges on deposit
     Accounts                     146       152       281        296      602
  Miscellaneous revenue            50        18       124         65       96
   Total other operating revenue  196       170       405        361      698

Other expenses
  Salaries and employee benefits  574       554     1,131      1,093    2,214
  Occupancy                        48        36        95         88      203
  Furniture and equipment          52        39       105         92      222
  Other operating                 289       263       517        463      975
    Total other expenses          963       892     1,848      1,736    3,614

Income before income taxes        764       833     1,593      1,619    3,230
Income taxes                      275       300       576        583    1,165

Net income                       $489      $533    $1,017     $1,036   $2,065

Earnings per common share       $0.59     $0.63     $1.22      $1.22    $2.45

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (un-audited)
                                                  For the Six Months Ended
                                                           June 30
                                                      2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                                  $5,139        $5,390
  Other revenue received                               (155)         (267)
  Cash paid for operating expenses                   (1,582)       (1,620)
  Interest paid                                      (2,011)       (2,049)
  Taxes paid                                           (694)         (475)
                                                        697           979
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, intangibles,
    and construction in progress                       (191)          (71)
  Net customer loans repaid (advanced)               (3,752)       (6,837)
  Proceeds from sales and maturities of securities
    Available for sale                                5,017         2,507
    Held to maturity                                      0             0
  Investment in securities available for sale        (6,281)       (2,000)
  Proceeds from other real estate                         0            10
                                                     (5,207)       (6,391)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in time deposits                         4,132        (2,454)
  Net change in other deposits                         (207)       (1,563)
  Net change in repurchase agreements                 1,497         3,513
  Cash paid to repurchase stock, net of proceeds       (430)          (81)
  Dividends paid                                       (468)         (442)
                                                      4,524        (1,027)
NET INCREASE (DECREASE) IN CASH                          14        (6,439)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD           9,355        11,601
CASH AND EQUIVALENTS AT END OF PERIOD                $9,369        $5,162
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES
 Net income                                          $1,017        $1,036
  Adjustments
    Depreciation and amortization                        97            62
    Provision for loan losses                            61            70
    Amortization of premiums and accretion of discounts   7            14
    Loss(gains) on sales                                 (2)            0
    Decrease (increase) in accrued interest
      Receivable and other assets                      (292)         (278)
    Increase (decrease)
      Deferred origination fees and costs, net         (130)          (21)
      Accrued Interest payable and other liabilities    (61)           96
                                                       $697          $979
NON-CASH ACTIVITIES
Other real estate acquired through foreclosure           $0          $(76)

PEOPLES BANCORP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


1.     Basis of Presentation

    The accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the years ending December 31, 2001 and 2000. For further information, refer to the financial statements and footnotes included in the annual report as of December 31, 2000.

2.     Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.     Comprehensive income

     For the six months ended June 30, 2001 and 2000, total comprehensive income, net of taxes, was $1,245,000 and $1,044,000 respectively.

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I   FINANCIAL INFORMATION
ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

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

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

     The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 27.95% at June 30, 2001 as compared to 30.97% at the same period last year. Another source of liquidity is a secured line of credit for $18,159,000 from the Federal Home Loan Bank as well as lines of credit in the amount of $8,000,000 from correspondent banks, namely, Bank of America and Allfirst Bank.

     Tier one capital ratios of the Bank, based on average assets for the six months ended June 30, 2001 and 2000 were 15.60% and 16.13%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

     At June 30, 2001, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a six month cumulative gap, as a percentage of interest-earning assets, of 3.80%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, liability sensitivity indicates that a higher dollar amount of liabilities re-price than assets and in a declining rate environment net interest income increases. On the other hand, if interest rates increase, then typically the net interest income should decline. The bank controls this matching of assets to liabilities to minimize interest rate risk while at the same time maximizing income.

RESULTS AND PLAN OF OPERATION

     Net income for the six months ended June 30, 2001, was $1,017,000, or $1.22 per share, compared to $1,036,000, or $1.22 per share, for the first six months of 2000. Net income is down approximately $19,000. This is due primarily because the gap between interest earned and interest expensed is narrowing. Net interest income increased approximately $33,000 and other operating income increased approximately $44,000 however those increases were offset by an decrease of approximately $9,000 in provision to loan losses and an increase of $112,000 in total operating expenses and a decrease of $7,000 in income taxes. The increase in net interest income is primarily due to an increase of approximately $347,000 in interest earned on the growth in the loan portfolio and approximately an increase of $187,000 in interest expense primarily due to the increase in deposits. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of approximately $38,000 and an increase in other operating expenses of $54,000. The Bank has had growth in total assets of $5,727,000 as of June 30, 2001 compared to June 30, 2000.

     The Bank's loan portfolio increased from $98.2 million at December 31, 2000 to $102.1 million at June 30, 2001. As a result of increased volume, loan income has increased $347,000 or 8.52% from $4,075,000 for the first six months of 2000 to $4,422,000 for the first six months ended June 30, 2001. The Bank's provision for loan losses was $60,661 for the six months ended June 30, 2001 compared to $69,503 for the six months ended June 30, 2000.
The allowance for loan losses was 1.04% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Non-interest expense increased $112,000 to $1,848,000 for the six months ended June 30, 2001, from $1,736,000 for the six months ended June 30, 2000. The increase was primarily related to the increases in salaries and benefits of $38,000 and other operating expenses of $54,000. The increase in salaries and benefits was due to annual salary increases.

     The company's assets ended the first six months of 2001 at $144.6 million, an increase of $5.7 million or 4.12% from $138.9 million at December 31, 2000. This increase can be attributed primarily to an increase in the Banks loans of $3.8 million.

     The bank is building its permanent office at their branch location in Millington, Kent County, Maryland. The approximate cost is estimated to be $450,000 with a completion date of August 2001. The branch will have 2584 square feet of office/teller space and will be staffed initially with four employees. As a result of this expansion, operation expenses in 2001 are expected to increase.

     Management expects that its 2001 income will exceed expenses. Although management expects that the Company's current profitably will continue, future events, such as an unanticipated deterioration in the loan portfolio, could reverse this trend. Management's expectations are based on managements best judgments and actual results will depend on the number of factors that cannot be predicted with certainty and thus fulfillment of managements expectations cannot be assured.

     The Bank employed sixty-five full time equivalent employees during the second quarter of 2001. The Company employs no employees outside those hired by the Bank.

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

MARKET RISK

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $37,206, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to re-price its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

PEOPLES BANCORP, INC. ANS SUBSIDIARY
PART II   OTHER INFORMATION


Item 1      Legal Proceedings
            Not applicable

Item 2      Changes in Securities
            The Bancorp previously adopted a policy of purchasing stock from existing stockholders.
            During the present quarter 240 shares of stock were purchased.

Item 3      Defaults Upon Senior Securities
            Not applicable

Item 4      Submission of Matters to a Vote of Security Holders
            The slate of directors proposed in the Proxy Statement dated April 11, 2001 were elected at the annual stockholders meeting held on May 16, 2001. The selection of Rowles & Company as our 2001 independent auditing and accounting firm for tax purposes was also approved at the meeting.

Item 5      Other information
            Not applicable.

Item 6      Exhibits and Reports on Form 8-K
       a)   Exhibits
1.	Proxy Statement dated May l2, 2000, is incorporated by reference.
2.	Registration statement dated May 1, 1998, is incorporated by reference.

       b)   Reports on Form 8-K
            There were no reports on Form 8-K filed for the quarter ended June 30, 2001.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               PEOPLES BANCORP, INC.



Date: __AUGUST 13, 2001____                   By:__/S/ E. ROY OWENS__________
                                                 E. Roy Owens
                                                 Chairman and CEO



Date: __AUGUST 13, 2001____                   By:__/S/ THOMAS G. STEVENSON___
                                                 Thomas G. Stevenson
                                                 President and CFO