Form 10QSB
period 2001-09-30
PEOPLES BANCORP INC/MD
filed 2001-11-01
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarter ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______________ TO _________________

                      Commission File Number:  0001060244

                           PEOPLES BANCORP, INC.
             (Exact name of issuer as specified in its charter)

 _______Maryland_______		            _____________52-2027776___________
(State of incorporation)                 (I.R.S. Employer Identification No.)

         P. O. Box 210, 100 Spring Street, Chestertown, Maryland 21620 (Address of principal executive offices)

                       ______(410)778-3500______
                      (Issuer's telephone number)

___________________________Not Applicable___________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  YES____X____          NO_________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

THE REGISTRANT HAS 825,225 SHARES OF COMMON STOCK ($10.00 par) OUTSTANDING AS OF NOVERMER 1, 2001.

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

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I - FINANCIAL INFORMATION
ITEM 1.  FIANCIAL STATEMENTS
____________________________________
CONSOLIDATED STATEMENTS OF CONDITION
                       (Dollar Amounts In Thousands)

                                               (unaudited)
                                               September 30      December 31,
                                                   2001               2000
                                    ASSETS
Cash and due from banks                             $4,157           $4,446
Federal funds sold                                   1,177            4,909
Interest-bearing deposits                                0                0
Investment securities available for sale            28,215           24,151
Investment securities held to maturity
  (approximate fair value of $2,143 and $2,029)      2,046            2,058
Loans, less allowance for credit losses
  of $1,068 and $1,011                             104,148           98,279
Premises and equipment                               3,377            3,192
Accrued interest income                              1,071              974
Federal Home Loan Bank Stock                           386              386
Other real estate owned                                  0                0
Deferred income taxes                                  140              128
Other assets                                           828              389
                                                  $145,545         $138,912
                       LIABILITIES AND STOCKHOLDERS'EQUITY
Deposits
  Noninterest-bearing                              $19,778          $16,425
  Interest-bearing                                  98,187           95,686
                                                   117,965          112,111
Fed funds purchased and repurchase agreements        7,396            8,101
Accrued interest payable                               561              425
Accrued expenses                                        42              338
Other liabilities                                    1,100              133
                                                   127,064          121,108
Stockholders' equity
  Common stock, par value $10 per share authorized 876,000 shares, issued and outstanding 825,225 shares as of
   September 30, 2001                                8,252            8,417
  Capital surplus                                    2,921            2,921
  Retained earnings                                  6,810            6,440
                                                    17,983           17,778
  Net unrealized gain on securities
   available for sale                                  498               26
                                                    18,481           17,804
                                                  $145,545         $138,912

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(Dollar Amounts in Thousands Except Per-Share Data)
                                  For the three       For the nine
                                  months ended        months ended   Year End
                                  September 30        September 30   December
                                 2001      2000      2001      2000      2000
Interest and dividend revenue
  Loans, including fees        $2,137    $2,177    $6,559    $6,252    $8,490
  U.S. Treasury securities         13        21        38        71        84
  Government Agencies Securities  380       374     1,080     1,157     1,491
  Municipal Securities              0         0         0         0         0
  Federal funds sold               59        47       194       203       300
  Deposits with banks               0         0         0         0         0
  Equity securities                 7         8        25        24        32
   Total interest and dividend
      Revenue                   2,596     2,627     7,896     7,707    10,397

Interest expense Deposit and Repurchase
   Agreement                    1,033     1,048     3,236     3,064     4,130
      Total interest expense    1.033     1.048     3,236     3,064     4,130

      Net interest income       1,563     1,579     4,660     4,643     6,267

Provision for credit losses         0        42        61       112       121
      Net interest income after provision
          for credit losses     1,563     1,537     4,599     4,531     6,146

Other operating revenue
  Service charges on deposit
        Accounts                  138       151       419       447       602
  Miscellaneous revenue            27        29       151        94        96
   Total other operating revenue  165       180       570       541       698

Other expenses
  Salaries and employee benefits  585       554     1,716     1,647     2,214
  Occupancy                        49        48       144       136       203
  Furniture and equipment          50        51       155       143       222
  Other operating                 229       236       746       699       975
          Total other expenses    913       889     2,761     2,625     3,614

Income before income taxes        815       828     2,408     2,447     3,230
Income taxes                      295       298       871       881     1,165

Net income                       $520      $530    $1,537    $1,566    $2,065

Basic earnings per common share $0.63     $0.62     $1.85     $1.84     $2.45

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                 For the Nine Months Ended
                                                        September 30
                                                      2001         2000
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                                 $7,682         $7,590
  Other revenue received                               350            372
  Cash paid for operating expenses                  (2,080)        (1,728)
  Interest paid                                     (3,100)        (3,076)
  Taxes paid                                        (1,281)          (682)
                                                     1,571          2,476
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, intangibles,
    and construction in progress                      (316)          (161)
  Net customer loans repaid (advanced)              (5,799)       (11,163)
  Proceeds from sales and maturities of securities
    Available for sale                               6,019          5,500
    Held to maturity                                     0              9
  Investment in securities available for sale       (9,313)        (2,000)
  Proceeds from other real estate                        0             76
                                                    (9,409)        (7,739)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in time deposits                        2,981           (677)
  Net change in other deposits                       2,873         (1,763)
  Net change in repurchase agreements                 (705)         1,485
  Cash paid to repurchase stock                       (631)          (301)
  Dividends paid                                      (701)          (672)
                                                     3,817         (1,928)
NET INCREASE (DECREASE) IN CASH                     (4,021)        (7,191)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD          9,355         11,601
CASH AND EQUIVALENTS AT END OF PERIOD               $5,334         $4,410

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES
  Net income                                        $1,537         $1,566
  Adjustments
    Depreciation and amortization                      144            108
    Provision for loan losses                          661            112
    Loss (gains) on security sales                      (2)             0
    Security discount accretion, net of
      premium Amortization                              13             19
    Decrease (increase) in accrued interest
      Receivable and other assets                     (545)          (308)
    Increase (decrease)
      Deferred origination fees and costs, net        (130)           (34)
      Accrued Interest payable and other liabilities   493          1,013
                                                    $1,571         $2,476
NONCASH ACTIVITIES
OTHER REAL ESTATE ACQUIRED THROUGH FORECLOSURE      $    0         $   76

PEOPLES BANCORP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


1.     Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the quarters ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the years ending December 31, 2001 and 2000. For further information, refer to the financial statements and footnotes included in the Company's annual report for the year ended December 31, 2000.

2.     Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.     Comprehensive Income

     For the nine months ended September 30, 2001 and 2000, total comprehensive income, net of taxes, was $2,009,000 and $1,693,000 respectively.

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I   FINANCIAL INFORMATION
ITEM 2   MANAGEMENT'S DISCUSSION AND ASALYSID OR PLAN OF OPERATION.

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


FINANCAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

     The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average quarterly liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 29.92% at September 30, 2001 as compared to 28.78% at the same period last year. Another source of liquidity is a secured line of credit for $18,159,000 from the Federal Home Loan Bank as well as lines of credit in the amount of $8,000,000 from correspondent banks, namely, Bank of America and Allfirst Bank.

     Tier one capital ratios of the Bank, based on average assets for the nine months ended September 30, 2001 and 2000 were 15.40% and 16.25%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

     At September 30, 2001, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a twelve month cumulative gap, as a percentage of interest-earning assets, of 1.36%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, asset sensitivity indicates that a higher dollar amount of assets re-price than liabilities and in a declining rate environment net interest income decreases. On the other hand, if interest rates increase, then typically the net interest income should increase. The bank controls this matching of assets to liabilities to minimize interest rate risk while at the same time maximizing income.

RESULTS AND PLAN OF OPERATION

     Net income for the nine months ended September 30, 2001, was $1,537,000, or $1.85 per share, compared to $1,566,000, or $1.84 per share. Net income is down approximately $29,000. This is due primarily because the gap between interest earned and interest expensed is narrowing. Net interest income increased approximately $17,000 and other operating income increased approximately $29,000 however those increases were offset by a decrease of approximately $51,000 in provision to loan losses and an increase of $136,000 in total operating expenses and a decrease of $10,000 in income taxes. The increase in net interest income is primarily due to an increase of approximately $307,000 in interest earned on the growth in the loan portfolio and approximately an increase of $172,000 in interest expense primarily due to the increase in deposits. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of approximately $69,000 and an increase in other operating expenses of $47,000. The Bank has had growth in total assets of $9,682,000 as of September 30, 2001 compared to September 30, 2000.

     Net income for the quarter end September 30, 2001 was $520,000, or $.63 per share, compared to $530,000 or $.62 per share, for the comparable period in 2000. Net income for the third quarter of 2001 is 10,000 less than the third quarter of 2000 due to declining interest margins and increased operating expenses. This was offset by declining loan delinquencies, resulting in the need of no third quarter provision, and increasing deposits and related fee income.

     The Bank's loan portfolio increased from $98.2 million at December 31, 2000 to $104.1 million at September 30, 2001. As a result of increased volume, loan income has increased $307,000 or 4.91% from $6,252,000 for the first nine months of 2000 to $6,559,000 for the first nine months ended September 30, 2001. The Bank's provision for loan losses was $61,000 for the nine months ended September 30, 2001 compared to $112,000 for the nine months ended September 30, 2000. The allowance for loan losses was 1.02% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

     Non-interest expense increased $136,000 to $2,761,000 for the nine months ended September 30, 2001, from $2,625,000 for the nine months ended September 30, 2000. The increase was primarily related to the increases in salaries and benefits of $69,000 and other operating expenses of $47,000. The increase in salaries and benefits was due to annual salary increases.

     The company's assets ended the first nine months of 2001 at $145.5 million, an increase of $6.6 million or 4.77% from $138.9 million at December 31, 2000. This increase can be attributed primarily to an increase in the Banks loans of $5.8 million.

     The bank's permanent office at their branch location in Millington, Kent County, Maryland, is now operational. The completed cost is approximately $575,000. The branch has 2584 square feet of office/teller space and is staffed with four employees. As a result of this expansion, operation expenses for the remainder of 2001 are expected to increase.

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

     The Bank employed sixty-six full time equivalent employees during the third quarter of 2001. The Company employs no employees outside those hired by the Bank.

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


MARKET RISK

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $78,679, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to re-price its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART II OTHER INFORMATION


Item 1      Legal Proceedings
            Not applicable

Item 2      Changes in Securities
            The Bank adopted a policy of purchasing stock from existing stockholders. During the present quarter 5,196 shares of stock were purchased.

Item 3      Defaults Upon Senior Securities
            Not applicable

Item 4      Submission of Matters to a Vote of Security Holders
            Not applicable

Item 5      Other information
            Not applicable.

Item 6      Exhibits and Reports on Form 8-K
       a)   Exhibits
         1. Proxy Statement dated April 11, 2001, is incorporated by reference.
         2. Registration statement dated May 1, 1998, is incorporated by reference.

       b)   Reports on Form 8-K
            There were no reports on Form 8-K filed for the quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             PEOPLES BANCORP, INC.






Date: _OCTOBER 29, 2001__________            By:__/S/ E. ROY OWES___________
                                                   E. Roy Owens
                                                   Chairman and CEO



Date: _OCTOBER 29, 2001__________            By:__/S/ THOMAS G. STEVENSON___
                                                   Thomas G. Stevenson
                                                   President and CFO