Form 10KSB
period 2001-12-31
PEOPLES BANCORP INC/MD
filed 2002-03-29
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549
                         Form 10-KSB

(Mark One)
_X_     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended DECEMBER 31, 2001

___     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934              [NO FEE REQUIRED]

    For the transition period from _________ to ________

               Commission File No. 000-24169

          _________PEOPLES BANCORP, INC._________
   (Exact name of registrant as specified in its Charter)

___MARYLAND___                                  52-2027776
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)          Identification No.)

__100 SPRING AVENUE, CHESTERTOWN, MARYLAND__        __21620__
  (Address of principal executive offices)          (Zip Code)

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

Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes__X__  No______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ X ]

State small business issuer's revenues for its most recent
fiscal year:  $11,190,171

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on December 31, 2001, was $23,159,329. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $38.50 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 15, 2002, 804,304 shares of the small business issuer's common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's Annual report to Shareholders for the year ended December 31, 2001, is incorporated by reference in this Form 10-KSB in Part II Item 5, Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Shareholders to be held in 2002, is incorporated by reference in this Form 10-KSB in
Part III, Item 9, Item 10, Item 11, and Item 12.


     THIS REPORT CONTAINS STATEMENTS, WHICH CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND THE SECURITIES EXCHANGE ACT OF 1934. THESE STATEMENTS APPEAR IN A NUMBER OF PLACES IN THIS REPORT AND INCLUDE ALL STATEMENTS REGARDING THE INTENT, BELIEF OR CURRENT EXPECTATIONS OF THE COMPANY, ITS DIRECTORS, OR ITS OFFICERS WITH RESPECT TO, AMONG OTHER THINGS: (i) THE COMPANY'S FINANCIAL PLANS; (ii) TRENDS AFFECTING THE COMPANY'S FINANCIAL CONDITION OR RESULTS OF OPERATIONS; (iii) THE COMPANY'S GROWTH STRATEGY AND OPERATING STRATEGY; AND (iv) THE DECLARATION AND PAYMENT OF DIVIDENDS. INVESTORS ARE CAUTIONED THAT ANY SUCH FORWARD-LOOKING STATEMENTS ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS AS A RESULT OF VARIOUS FACTORS DISCUSSED HEREIN AND THOSE FACTORS DISCUSSED IN DETAIL IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

COMPETITION

     The Company faces strong competition in all areas of its operations. The competition comes from entities operating in Kent and Queen Anne's Counties, Maryland and includes branches of some of the largest banks in Maryland and surrounding states. Its most direct competition for deposits historically has come from other commercial banks, savings banks, savings and loan associations, and credit unions operating in its service areas. The banks compete for deposits with money market mutual funds and corporate and government securities. The bank competes with these same banking entities for loans, as well as mortgage banking companies and other institutional lenders. The competition for loans varies from time to time depending on certain factors. These factors include, among others, the general availability of lendable funds and credit, general and local economic conditions, current interest rate levels, conditions in the mortgage market, and other factors which are not readily predictable.

EMPLOYEES

     As of December 31, 2001, the Bank employed 63 full-time equivalent employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. Employees of the Bank are not represented by any collective bargaining unit. Relations with employees are considered to be good.

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

     Under FDICIA, all insured institutions must undergo periodic on-site examination by their appropriate banking agency. The cost of examinations of insured depository institutions and any affiliates may be assessed by the appropriate agency against each institution or affiliate, as it deems necessary or appropriate. Insured institutions are required to submit annual reports to the FDIC and the appropriate agency (and state supervisor when applicable). FDICIA also directs the FDIC to develop with other appropriate agencies a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practicable, in any balance sheet, financial statement, report of condition, or other report of any insured depository institution. FDICIA also requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions and depository institution holding companies relating, among other things, to: (i) internal controls, information systems, and audit systems;
(ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; and (v) asset quality.

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

     BRANCHING. Under Maryland law, the Bank may open branches statewide, subject to the prior approval of the Commissioner and the FDIC. Maryland law permits banking organizations in other states to acquire Maryland banking organizations, as long as such states grant similar privileges for acquiring banking organizations in their states to banking organizations in Maryland, by opening a de novo branch, by acquiring an existing branch from a Maryland depository institution, or as a result of an interstate merger with a Maryland banking organization.

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

     FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. This capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2001, the Company and the Bank were qualified as "well capitalized." See "Item 6. Management's Discussion and Analysis or Plan of Operation - Capital." These capital guidelines can affect the Company in several ways. If a bank begins to grow at a rapid pace, capital infusion may be needed to boost capital. This
could impact the Company's ability to pay dividends.    Rapid
growth, deterioration of the loan portfolio performance, poor earnings or a combination of these factors could change the current capital positions.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The Company owns its main office facility located at 100 Spring Avenue in Chestertown, Maryland 21620. The original building is approximately 16,000 square feet. The main office is also a full service branch. The Company also maintains branches at the following locations, each of which is owned by the Company:
                                                  APPROXIMATE
______________LOCATION____________              SQUARE FOOTAGE
600 Washington Avenue, Chestertown, Maryland 21620      3,500
166 North Main Street, Galena, Maryland 21635           2,000
21337 Rock Hall Avenue, Rock Hall, Maryland 21661       2,000
31905 River Road, Millington, Maryland 21651            2,584

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2001.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Articles of Incorporation authorize it to issue up to 1,000,000 shares of the common stock.

     As of March 15, 2002, there were approximately 571 holders of record of the common stock and 804,304 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. The development of a trading market may be inhibited because insiders hold a large portion of the Company's shares. Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions.

     All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared by the Board of Directors. The Company paid dividends of $1.14 per share in 2001, and $1.07 per share in 2000.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

                BUSINESS OF THE COMPANY

     Peoples Bancorp, Inc. (the "Company") was incorporated as a Maryland corporation on December 10, 1996. The Company acquired Peoples Bank of Kent County, Chestertown, Maryland the "Bank") on March 24, 1997. The Company was organized to become the holding company for the Bank under the federal Bank Holding Company Act of 1956, as amended. Currently, the Bank is the Company's only subsidiary and the Company's only business is its investment in all of the issued and outstanding shares of the Bank's voting common stock.

     The Bank was incorporated under the laws of the State of Maryland in 1910. The Bank is a full-service commercial bank offering a variety of services to satisfy the needs of consumers and small- to medium-sized businesses and professional enterprises. The Bank operates five branches located entirely in Kent County, Maryland. The Bank draws most of its customer deposits and conducts the bulk of its lending business within its primary service area, which encompasses all of Kent County, northern Queen Anne's County, and southern Cecil County, Maryland. This primary service area is located between the Chesapeake Bay and the western boundary of Delaware.

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

OVERVIEW

     Consolidated income of the Company is derived primarily from operation of the Bank. The 2001 net income was $2,080,395 compared to $2,065,257 for 2000. This produced a return on average equity of 11.66% and return on average assets of 1.43% for 2001, compared to returns of 11.86% and 1.51%, respectively for 2000.

RESULTS OF OPERATIONS

     The Company reported net income of $2,080,395, or $2.51 per share, for the year ended December 31, 2001, which was an increase of $15,138 or 0.73%, over the net income of $2,065,257, or $2.44 per share, for the year ended December
31, 2000.

     Net interest income increased $67,920 or 1.08%, to $6,335,539 in 2001, from $6,267,619 in 2000. This increase in net interest income was the result of an increase in interest revenue of $42,706 while interest expense decreased by $25,214. Net interest income increased primarily because the balance of interest-earning assets grew faster than the balance of deposits and borrowed funds. The yield on interest-earning assets decreased to 7.71% in 2001, from 8.18% in 2000, while the combined effective rate on deposits and borrowed funds decreased to 3.79% from 4.01% for the same period.

     The provision for loan losses was $61,090 in 2001, a decrease of $59,427 from the $120,517 provision in 2000. The decreased provision is the primarily the result of a decrease in the allowance as a percentage of gross loans, which was 0.98% for 2001 compared to 1.02% for 2000.

     Noninterest income and noninterest expense increased by 7.45% and 4.08%, respectively during 2001, compared to 2000.
Discussion of these items is presented later under their respective headings.

NET INTEREST INCOME

     The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the Company's funding sources. The table "Average Balances, Interest, and Yield" which follows shows the Company's average volume of interest-earning assets and interest-bearing liabilities for 2001 and 2000, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table "Analysis of Changes in Net Interest Income" shows the amount of net interest income change from rate changes and from activity changes.

     The key performance measure for net interest income is the "net margin on interest-bearing assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2001 was 4.70% compared to 4.96% for 2000. Management of the Company expects to maintain a net margin on interest-earning assets of 4.50% or higher. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.



         AVERAGE BALANCES, INTEREST, AND YIELD

   For the Year Ended              For the Year Ended
   December 31, 2001               December 31, 2000
   Average                         Average
   Balance    Interest Yield       balance    Interest  Yield

                              ASSETS
Federal funds sold
  5,148,254    209,463  4.07%    4,759,359     300,350   6.31%
Interest-bearing deposits
     71,244      2,847  4.00%       54,842       2,486   4.53%
Investment securities:
  U. S. Treasury
    740,794     39,996  5.40%    1,683,310      87,661   5.21%
  U. S. government agency
 27,040,783  1,584,567  5.86%   26,656,972   1,561,256   5.86%
  Other
    385,700     28,813  7.47%      385,700      31,339   8.13%
   Total investment securities
 28,167,277  1,653,376  5.87%   28,725,982   1,680,256   5.85%
LOANS:
  Demand and time
 19,646,100  1,722,131  8.77%   17,368,060   1,727,196   9.94%
  Mortgage
 81,323,002  6,598,809  8.11%   75,208,913   6,422,255   8.54%
  Installment
  3,374,651    344,642 10.21%    3,110,908     356,204  11.45%
   Total loans
104,343,753  8,665,582  8.30%   95,687,881   8,505,655   8.89%
Allowance for loan losses
  1,052,627                        964,689
   Total loans, net of allowance
103,291,126  8,665,582  8.39%   94,723,192   8,505,655   8.98%
Total interest-earning assets
136,677,901 10,531,268  7.71%  128,263,375  10,488,747   8.18%
Noninterest-bearing cash
  3,604,045                      3,402,020
Premises and equipment
  3,329,600                      3,143,243
Other assets
  1,570,609                      1,571,477
        Total assets
145,182,155                    136,380,115
LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing Deposits
  Savings and NOW deposits
 31,093,239    546,506  1.76%   30,817,932     716,549   2.33%
  Money market and supernow
 11,614,424    254,126  2.19%   11,139,206     309,257   2.78%
  Other time deposits
 57,193,051  3,039,671  5.31%   52,015,919   2,693,543   5.18%
Total interest-bearing deposits
 99,900,714  3,840,303  3.84%   93,973,057   3,719,349   3.96%
Borrowed funds
  8,336,667    264,650  3.17%    8,929,953     410,818   4.60%
Total interest-bearing liabilities
108,237,381  4,104,953  3.79%  102,903,010   4,130,167   4.01%
Noninterest-bearing deposits
 18,210,915 15,304,317         126,448,296 118,207,327
Other liabilities
    889,819                        765,730
Stockholders' equity
 17,844,040                     17,407,058
        Total liabilities and stockholders equity
145,182,155                    136,380,115
Net interest spread
                        3.92%                            4.17%
Net interest income
             6,426,315                       6,358,580
Net margin on interest-earning assets
                        4.70%                            4.96%


Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis.


          ANALYSIS OF CHANGES IN NET INTEREST INCOME
Year ended December 31,              Year ended December 31,
2001 compared with 2000              2000 compared with 1999
    variance due to                       variance due to

TOTAL    RATE    VOLUME         TOTAL   RATE  VOLUME
EARNING ASSETS
  Interest-bearing deposits
     361      (382)      743       1,835       282      1,553
  Federal funds sold
 (90,887) (115,426)   24,539      (7,996)   63,653    (71,649)
  Investment securities:
    U. S. Treasury
 (47,665)    1,440   (49,105)   (288,497)  (11,356)  (277,141)
    U. S. government agency
  23,311       820    22,491     364,336    87,476    276,860
    Other
  (2,526)   (2,526)        0       2,162     1,634        528
  Loans:
    Demand and time
  (5,065) (231,502)  226,437     260,823   118,800    142,023
    Mortgage
 176,554  (345,589)  522,143     492,391   101,517   390,874
    Installment
 (11,562)  (41,761)   30,199      21,059    14,632     6,427
        Total interest revenue
  42,521  (734,926)  777,447     846,113   376,638   469,475

INTEREST-BEARING LIABILITIES
  Savings and NOW deposits
(170,043) (176,444)    6,401     (16,557)  (32,459)   15,902
  Money market and supernow
 (55,131)  (68,324)   13,193      29,639     9,371    20,268
  Other time deposits
 346,128    78,040   268,088     (57,094)  (40,277)  (16,817)
  Other borrowed funds
(146,168) (118,874)  (27,294)    236,005   151,045    84,960
        Total interest expense
 (25,214) (285,602)  260,388     191,993    87,680   104,313

Net interest income
  67,735  (449,324)  517,059     654,120   288,958   365,162


Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis.
The variance that is both rate/volume related is reported with the rate variance.


FOURTH QUARTER RESULTS (ROUNDED TO NEAREST THOUSANDS EXCEPT
PER SHARE DATA)

     Net income for the Company for three months ended December 31, 2001, was $543,000, compared to $499,000 for the corresponding period in 2000. Earnings per share for the fourth quarters of 2001 and 2000 were $.66 and $.59, respectively. Increases in net interest income and noninterest income for the three months ended December 31, 2001, compared to the corresponding period in 2000 were offset by increased noninterest expenses and income taxes.

     The increase in net interest income of $50,000, from $1,625,000 for the three months ended December 31, 2000, to $1,675,000 for the three months ended December 21, 2001, was due primarily to the faster repricing of deposits than loans and securities. Interest revenue decreased $147,000 while interest expense decreased $197,000 during the fourth quarter of 2001 compared to the fourth quarter of 2000.

     Noninterest income increased $23,000 to $180,000 for the fourth quarter of 2001, from $157,000 for the fourth quarter of 2000. This increase was due primarily to the increase in service charges as a result of an increased volume of deposits.

     Total noninterest expense increased $11,000 to $1,001,000 for the quarter ended December 31, 2001, from $990,000 for the corresponding 2000 quarter. The increase was primarily related to the increase of salaries and benefits. The Company incurred greater other operating expenses due to increased data processing services and as the result of celebrating the opening of its permanent branch in Millington.


COMPOSITION OF LOAN PORTFOLIO

     Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $103,291,126 and $94,723,192 during 2001 and 2000, respectively, which constituted 75.57% and 73.85% of average interest-earning assets for the respective periods. At December 31, 2001, the Company's loan to deposit ratio was 85.02% compared to 87.66% at December 31, 2000, while the 2001 average loans to average deposits was 87.45%. The securities sold under agreements to repurchase function like deposits with the securities providing collateral in place of the FDIC insurance. The Company's ratio of loans to deposits plus repurchased agreements was 78.55% as of December 21, 2001 compared to 81.75% as of December 31, 2000. The Company extends loans primarily to customers located in and near Kent, Queen Anne's and Cecil Counties, Maryland. There are no industry concentrations in the Company's loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and the real estate market in the region will influence its performance.

     The following table sets forth the composition of the Company's loan portfolio as of December 31, 2001 and 2000, respectively.

             COMPOSITION OF LOAN PORTFOLIO
                                December 31,
                         2001                   2000
                                Percent               Percent
                        Amount  of total      Amount  of total
Commercial            17,973,414  16.57%    16,048,619  16.14%
Real estate - residential
                      38,064,123  35.10%    37,227,165  37.44%
Real estate  - commercial
                      41,649,706  38.41%    37,792,150  38.01%
Construction           4,733,073   4.36%     3,108,911   3.13%
Consumer               6,022,091   5.56%     5,244,194   5.28%
      Total loans    108,442,407 100.00%    99,421,039 100.00%
Less deferred fees, net of deferred costs
                          92,037               130,461
Less allowance for credit losses
                       1,062,286             1,011,144
      Net loans      107,288,084            98,279,434


	The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2001.


LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST
                    RATES

                             December 31, 2001
               One year    Over one    Over five
               or less   through five     years      Total
                            years
Commercial   17,499,023     474,391           0    17,973,414
Real estate - residential
             12,767,850   25,134,051     162,222    38,064,123
Real estate    commercial
             17,799,787   23,849,919           0    41,649,706
Construction  4,733,073            0           0     4,733,073
Consumer      3,431,076    2,551,194      39,821     6,022,091
   Total     56,230,809   52,009,555     202,043   108,442,407

Fixed interest rate
             28,948,803   48,316,655     171,799    77,437,257
Variable interest rate
             27,282,006    3,692,900      30,244    31,005,150
      Total  56,230,809   52,009,555     202,043   108,442,407


     As of December 31, 2001, $31,005,150, or 28.59%, of the
total loans were either variable rate loans or loans written on demand.

     The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2001 and 2000, respectively.

                                           2001        2000

Check loan lines of credit               451,065       474,834
Mortgage lines of credit               7,227,050     4,682,542
Commercial lines of credit             6,758,878     8,171,315
Construction loan commitments          1,943,438     3,778,473
Standby letters of credit              1,101,418     1,210,363
                Total                 17,481,849    18,317,527

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

     For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. Although the Company has a history of low loan charge-offs, its current policy is to maintain an allowance of approximately 1.00% of gross loans unless management's evaluation of the risk associated with each loan indicates that the allowance should be higher. This allowance may be increased for reserves for specific loans identified as substandard during management's loan review. Generally, the Company will not require a negative provision to reduce the allowance as a result of either net recoveries or a decrease in loans. This may cause the allowance as a percentage of gross loans to exceed the Company's target.

     The table "Allocation of Allowance for Loan Losses" which follows shows the specific allowance applied by loan type and also the general allowance included in the December 31, 2001 and 2000, allowance for loan losses.

         ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                          2001                 2000
Commercial         143,574   13.52%     180,188    17.82%
Real estate        360,990   33.98%     270,494    26.75%
Consumer            95,370    8.98%     180,931    17.89%
Unallocated        462,352   43.52%     379,531    37.54%
          Total  1,062,286  100.00%   1,011,144   100.00%

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of December 31, 2001 and 2000, the allowance for loan losses compared to gross loans was 0.98% and 1.02%, respectively.

               ALLOWANCE FOR LOAN LOSSES
                                          2001         2000

Balance at beginning of year            1,011,144      903,327
Loan losses:
  Commercial                                  644        7,500
  Mortgages                                     0            0
  Consumer                                 15,625        7,912
                Total loan losses          16,269       15,412

Recoveries on loans previously charged off
  Commercial                                    0        2,512
  Mortgages                                     0            0
  Consumer                                  6,321          200
                Total loan recoveries       6,321        2,712

Net loan losses                             9,948       12,700
Provision for loan losses charged to
     Expense                               61,090      120,517
Balance at end of year                  1,062,286    1,011,144

Allowance for loan losses to loans outstanding
 at end of year                             0.98%        1.02%

Net charge-offs to average loans            0.01%        0.01%

     As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that had been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

     The Company had nonperforming loans of $201,319 and $815,813 at December 31, 2001 and 2000, respectively. Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. Nonperforming asset totals at December 31, 2001 and 2000 were the same as nonperforming loan totals. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 2001 and 2000.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The primary objective of asset/liability management is to ensure the steady growth of the Company's primary source of earnings, which is net interest income. Net interest income can fluctuate with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits.

     Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 31.32% of average deposits for 2001, compared to 33.81% for 2000.

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

     The interest rate sensitivity position at December
31, 2001, is presented in the table "Interest Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. The Company was liability-sensitive for the first twelve-month time horizon and asset-sensitive thereafter. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.


            INTEREST SENSITIVITY ANALYSIS

                December 31, 2001

Within         After three         After one
Three         but within        but within     After
Months      twelve months      five years    Five years  Total
ASSETS
Earning assets
  Interest-bearing deposits
     81,539           0            0          0         81,539
  Federal funds sold
  2,181,806           0            0           0     2,181,806
  Investment securities
       available for sale
    603,564   7,675,640    25,523,743          0    33,802,947
       held to maturity
          0           0     2,008,949      30,016    2,038,965
  Loans
 37,159,445   19,071,364   52,009,555     202,043  108,442,407
Total earning assets
 40,026,354   26,747,004   79,542,247     232,059  146,547,664

LIABILITIES
Interest-bearing liabilities
  Money market and Supernow
 12,523,758            0            0           0   12,523,758
   Savings and NOW deposits
 33,427,911            0            0           0   33,427,911
   Certificates $100,000 and over
  2,653,084    5,255,846    8,490,910           0   16,399,840
   Certificates under $100,000
  6,349,182   10,743,963   26,731,681      29,187   43,854,013
   Securities sold under agreements to repurchase
  9,846,193      400,000      149,000           0   10,395,193
Total interest-bearing liabilities
 64,800,128   16,399,809   35,371,591      29,187  116,600,715

Period gap
(24,773,774)  10,347,195   44,170,656     202,872   29,946,949
Cumulative gap
(24,773,774) (14,426,579)  29,744,077  29,946,949   29,946,949
Ratio of cumulative gap to
  total earning assets
    (16.90)%       (9.84)%      20.30%      20.43%      20.43%

     The table "Investment Securities Maturity Distribution and Yields" shows that as of December 31, 2001, $8,279,204 of the investment portfolio matures in one year or less. A substantial portion of the balance of the debt securities matures within five years. The funds invested in federal funds sold provide liquidity. Other sources of liquidity include lines of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines of credit available from correspondent banks at December 31, 2001, was $8,000,000. Additionally, the Company has an unused line of credit of approximately $21,769,000 from the Federal Home Loan Bank of Atlanta, which is secured by the residential mortgages of the Bank.

  INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                                  2001           2000
                          Carrying Year-end  Carrying Year-end
                             Value   yield     value    yield

U. S. Treasury
One year or less                      0 0.00%  1,005,620 5.05%
Over one through five years           0 0.00%          0 0.00%
Total U.S. Treasury                   0 0.00%  1,005,620 5.05%

U.S. government agency
One year or less              8,279,204 5.95%  6,993,038 5.38%
Over one through five years  27,532,692 4.98% 18,210,770 5.92%
Over ten years                   30,016 6.03%          0 0.00%
Total U.S. government agency 35,841,912 5.20% 25,203,808 5.77%

Total securities             35,841,912 5.20% 26,209,428 5.66%


DEPOSITS AND OTHER INTEREST-BEARING LIABILITIES

     Average interest-bearing liabilities increased $5,334,371, or 5.18%, to $108,237,381 in 2001, from
$102,903,010 in 2000. Average interest-bearing deposits increased $5,927,657, or 6.31%, to $99,900,714 in 2001, from
$93,973,057 in 2000, while average demand deposits increased $2,906,598, or 18.99% to $18,210,915 in 2001, from $15,304,317 in 2000. At December 31, 2001, total deposits were $126,194,031, compared to $112,111,301 at December 31, 2000, an increase of 12.56%.

     The following table sets forth the deposits of the Company by category as of December 31, 2001 and 2000, respectively.


                                    DECEMBER 31,
                          2001                    2000
                           Percent of              Percent of
                    Amount  deposits         Amount  deposits

Demand deposit accounts
                  19,988,509   15.84%      16,424,668   14.65%
Savings and NOW accounts
                  33,427,911   26.49       30,686,627   27.37
Money market and Supernow Accounts
                  12,523,758    9.92       11,361,814   10.14
Time deposits less than $100,000
                  43,854,013   34.75       41,177,794   36.73
Time deposits of $100,000 or more
                  16,399,840   13.00       12,460,398   11.11
  Total deposits 126,194,031  100.00%     112,111,301  100.00%


     Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets.
The Company's core deposits increased $10,143,288 during 2001. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The maturity distribution of the Company's time deposits over $100,000 at December 31, 2001 is shown in the following table.


MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER TIME DEPOSITS
OF $100,000 OR MORE
                   December 31, 2001
                                      After six
              After three              through
 Within three  through      twelve  After twelve
     Months   six months    months      months       Total

Certificates of deposit of $100,000 or more
   2,653,084   1,300,112   3,955,734   8,490,910   16,399,840


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


NONINTEREST INCOME

     Noninterest income for 2001 was $749,679, compared to noninterest income in 2000 of $697,719, an increase of $51,960 or 7.45%. Service charge income increased because the volume of accounts increased. Service charges for debit cards increased 34.7% during 2001 to $50,212 as the cards are gaining acceptance by the Bank's customer base.

     The following table presents the principal components of noninterest income for the years ended December 31, 2001 and 2000, respectively.

                  NONINTEREST INCOME
                                          2001      2000
Service charges on deposit accounts     648,965    601,877
Other noninterest revenue               100,714     95,842
  Total noninterest income              749,679    697,719

Noninterest income as a percentage of average
total assets                               0.52%      0.51%


NONINTEREST EXPENSE

     Noninterest expense increased by $147,409, or 4.08%, from $3,614,493 in 2000 to $3,761,902 in 2001. The largest component of this increase was the 3.70% increase in compensation and related expenses from $2,213,959 in 2000 to $2,295,816 in 2001. This increase was due to annual raises and an increase of $9,920 in health insurance. Data processing costs increased $50,400, or 16.50% primarily as a result of increased level of services. The Company uses the processor to render periodic account statements for customers, and during 2001 added on-line teller machines.

     The following table presents the principal components of noninterest expense for the years ended December 31, 2001 and 2000, respectively.

                  NONINTEREST EXPENSE
                                            2001        2000
Compensation and related expenses        2,295,816   2,213,959
Occupancy expense                          196,309     202,650
Furniture and equipment expense            218,340     221,947
Advertising                                 28,891      31,119
Loan products                               23,165      20,891
Correspondent bank fees                     42,749      49,535
Data processing                            355,772     305,372
Deposit insurance                           20,833      21,802
Director fees                               95,212      87,633
Insurance                                   21,722      26,224
Office supplies                             73,663      52,607
Postage                                     83,749      77,430
Printing and stationery                     41,065      53,839
Professional fees                           46,528      47,161
Public relations and contributions          554,63      44,337
Telephone                                   37,184      33,307
Other                                      126,265     124,680

  Total noninterest expense              3,761,902   3,614,493

Noninterest expense as a percentage of average
total assets                                 2.59%       2.65%

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

     At December 31, 2001 and 2000, the Company and the Bank exceeded their regulatory capital ratios, as set forth in the following table.

                     ANALYSIS OF CAPITAL
                       2001       2000
                   Required Consolidated   Consolidated
                   Minimums  Company   Bank  Company  Bank
Total risk-based
capital ratio           8.0%   17.3%   17.8%   16.7%   17.2%
Tier I risk-based
capital ratio           4.0%   16.2%   16.8%   15.9%   16.3%
Tier I leverage ratio   4.0%   11.2%   11.5%   12.2%   12.6%


ACCOUNTING RULE CHANGES

     Summarized below are the accounting rule changes impacting financial institutions that were approved during 2001.

     FASB Statement No. 141, Business Combinations requires that business combinations be accounted for using the purchase method. The popular pooling-of-interest method is no longer permitted. This Statement applies to business combinations initiated after June 30, 2001.

     FASB Statement No. 142, Goodwill and Other Intangible Assets changes the accounting for acquired goodwill and other intangibles. Annually, management should review these items to determine if they should be reduced due to impairment.
Systematic amortization is no longer permitted.    The
effective date of the Statement is for fiscal years beginning after December 15, 2001. Core deposit intangibles are not goodwill and are still amortizable.

     FASB Statement No. 143, Accounting for Asset Retirement Obligations applies to legal obligations associated with retirement of a tangible long-lived asset. The statement requires that management recognize the fair value of an asset retirement obligation in the period incurred, adding capitalization of this cost to the cost of the asset. Annually the asset, including the capitalized cost, should be reviewed for impairment. The effective date of the Statement is for years beginning after June 15, 2002.

IMPACT OF INFLATION

     Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company and the Bank are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation. See preceding "Liquidity and Interest Rate Sensitivity."

INDUSTRY DEVELOPMENTS

     Certain recently enacted and proposed legislation could have an effect on both the costs of doing business and the competitive factors facing the financial institution industry. The Company is unable at this time to assess the impact of this legislation on its financial condition or results of operations.

ITEM 7. FINANCIAL STATEMENTS

     In response to this Item, these statements follow at the end of this report.

                       PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

     Incorporated by reference in the section entitled
"Section 16(a) Beneficial Ownership Reporting Compliance", on page 8, in the Proxy Statement as filed with the Securities
Exchange Commission on March 29, 2002.

ITEM 10. EXECUTIVE COMPENSATION

     Incorporated by reference in the section entitled
"Executive Compensation", on page 7, in the Proxy Statement as filed with the Securities and Exchange Commission on March 29, 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Incorporated by reference in the section entitled
"Stock Ownership", on pages 3 and 4, in the Proxy Statement as filed with the Securities and Exchange Commission on March
29, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSATIONS

     Incorporated by reference in the section entitled
"Information About The Board of Directors And It's
Committees", on pages 6, 7 and 8, in the Proxy Statement as filed with the Securities and Exchange Commission on March 29, 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        3.1  Articles of Incorporation of the Company
             (incorporated by reference to Exhibit 3.1 of Registration Statement Form S-4, File
             No. 33-99762).

        3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Registration Statement Form
             S-4, File No. 33-99762).

       13    Annual Report to Shareholders for the year ended
             December 31, 2001.

        21   Subsidiaries of the Company.

        Financial Data Schedule

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2001.



                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PEOPLES BANCORP, INC.
                             (Registrant)

Date:__MARCH 27, 2002__      By:_/S/E.ROY OWENS______________
                                E. Roy Owens
                                Chairman and Chief
                                Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:__MARCH 27, 2002__      By:_/S/ROBERT W. CLARK, JR.,____
                                Robert W. Clark, Jr.,
                                Director

Date:__MARCH 27, 2002__      By:_/S/LAMONTE E. COOKE__________
                                LaMonte E. Cooke,
                                Director

Date:__MARCH 27, 2002__      By:_/S/GARY B. FELLOWS___________
                                Gary B. Fellows,
                                Director

Date:__MARCH 27, 2002__      By:_/S/HERMAN E. HILL, JR._______
                                Herman E. Hill, Jr.,
                                Director

Date:__MARCH 27, 2002__      By:_/S/ELMER E. HORSEY___________
                                Elmer E. Horsey,
                                Director

Date:__MARCH 27, 2002__      By:_/S/ARTHUR E. KENDALL_________
                                Arthur E. Kendall,
                                Director

Date:__MARCH 27, 2002__      By:_/S/P. PATRICK MCCLEARY_______
                                P. Patrick McCleary,
                                Director

Date:__MARCH 27, 2002__      By:_/S/ROBERT A. MOORE___________
                                Robert A. Moore,
                                Director

Date:__MARCH 27, 2002__      By:_/S/ E. ROY OWENS_____________
                                E. Roy Owens, Chairman
                                and Chief Executive Officer

Date:__MARCH 27, 2002__      By:_/S/ALEXANDER P. RASIN, III___
                                Alexander P. Rasin, III,
                                Director

Date:__MARCH 27, 2002__      By:_/S/STEFAN R. SKIPP___________
                                Stefan R. Skipp,
                                Director

Date:__MARCH 27, 2002__      By:_/S/THOMAS G. STEVENSON_______
                                Thomas G. Stevenson,
                                President and Director

Date:__MARCH 27, 2002__      By:_/S/ELIZABETH A. STRONG_______
                                Elizabeth A. Strong,
                                Director

Date:__MARCH 27, 2002__      By:_/S/WILLIAM G. WHEATLEY_______
                                William G. Wheatley,
                                Director


                      EXHIBIT 13

             ANNUAL REPORT TO SHAREHOLDERS
          FOR THE YEAR ENDED DECEMBER 31, 2001



TABLE OF CONTENTS

DIRECTORS, OFFICERS AND OTHER PERSONNEL

LETTER TO THE SHAREHOLDERS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS AND COMMITTEES

FINANCIAL STATEMENTS

BALANCE SHEETS

STATEMENTS OF INCOME

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS



                      PEOPLES BANCORP, INC.
                       BOARD OF DIRECTORS

Robert W. Clark, Jr.                  E. Roy Owens
Betterton, Maryland                   Chestertown, Maryland

LaMonte E. Cooke                      Alexander P. Rasin, III
Chestertown, Maryland                 Chestertown, Maryland

Olin S. Davis, Jr. *                  Stefan R. Skipp
Galena, Maryland                      Arnold, Maryland

Gary B. Fellows                       Thomas G. Stevenson
Millington, Maryland                  Chestertown, Maryland

Herman E. Hill, Jr.                   Elizabeth A. Strong
Rock Hall, Maryland                   Chestertown, Maryland

Elmer E. Horsey                       F. Burgess Tucker *
Chestertown, MD                       Rock Hall, Maryland

Arthur E. Kendall                     W. Howard Wheatley *
Rock Hall, Maryland                   Chestertown, Maryland

P. Patrick McClary                    William G. Wheatley
Chestertown, Maryland                 Worton, Maryland

Robert A. Moore
Chestertown, Maryland                 * Retired



                        OFFICERS

E. Roy Owens,                    Cecil A. Nolan
Chairman & CEO                   Assistant Vice-President

Thomas G. Stevenson              Stephanie L. Usilton
President & CFO                  Assistant Vice-President

H. Lawrence Lyons                Suzanne M. Dean
Executive Vice                   Assistant Cashier
President& Cashier

William G. Wheatley              Sheila M. Dwyer
Executive Vice President         Assistant Cashier

Terri L. Garvey                  Grace M. Eyler
Vice-President                   Assistant Cashier

M. Kay McHenry                   Sandra J. Joiner
Vice-President                   Assistant Cashier

Ina P. Reed                      Jane W. Kennedy
Vice-President & Auditor         Assistant Cashier

Thomas A. Tucker                 Ruth P. Morris
Vice-President                   Assistant Cashier

L. Susan Barnhardt               Kay B. Pinder
Assistant Vice President         Assistant Cashier

Debra A. Conner                  Isabella V. Sampson
Assistant Vice-President         Assistant Cashier

Harriet P. Creighton             Barbara L. Standridge
Assistant Vice-President         Assistant Cashier

R. Michael Hart                  Denise M. Sudnick
Assistant Vice-President         Assistant Cashier

Eva W. Hickman                   Jennifer J. Teat
Assistant Vice-President         Assistant Cashier

S. Henrietta Maloney             Robert A. Moore
Assistant Vice-President         Secretary to the Board

Heidi L. Manning                 H. Marie Brennan
Assistant Vice President         Executive Secretary



                 BANKING SERVICES
AMERICAN EXPRESS SERVICES        KEOGH RETIREMENT PLANS
BILL PAYING SERVICE              LOANS, ALL TYPES
BUSINESS MANAGER                 MONEY MARKET ACCOUNTS
CERTIFICATES OF DEPOSIT          MONEY ORDERS
CHECKING ACCOUNTS                NIGHT DEPOSIT SERVICES
CHRISTMAS CLUBS                  NOW ACCOUNTS
DEBIT CARDS                      SAFE DEPOSIT BOXES
DIRECT DEPOSIT PAYROLL           SAVINGS ACCOUNTS
DISCOUNT BROKERAGE SERVICES      SUPER NOW ACCOUNTS
DRIVE-IN SERVICE                 TELEPHONE BANKING
INDIVIDUAL RETIREMENT ACCOUNTS   TRAVELERS CHEQUES
INTERNET BANKING                 24 HOUR AUTOMATED BANKING
INVEST FINANCIAL CORPORATION     U.S. GOVERNMENT SAVINGS BONDS
      Annuities, Bonds, Life Insurance, Stocks, Mutual Funds
VISA/MASTER CARD ACCOUNTS


                      OTHER PERSONNEL
Bonnie L. Allen                Charles J. Ashley, Sr.
Lauren B. Beauchamp            Hope L. Bellois
Margaret A. Black              Jennifer P. Bonass
Gina L. Booth                  Stacey M. Boothe
Latonia D. Butler-Clark        Peggy M. Christian
Sally E. Coleman               Regina K. Crites
Jayme L. Davidson              Janice L. Dey
Lauralea DiCamillo             Tammy L. Dlugoborski
Julia A. Eckman                Charlotte L. Edwards
Donna H. Edwards               Jennifer L. Franklin
Calvin A. Frazier              Anjanette S. Graves
Elizabeth M. Green             Mary M. Guseman
Margaret K. Hammer             Anita T. Hayes
Amber M. Hobbs                 Evetta Hopkins
Heather M. Jarrell             Sherrisa Jeffers
Mary A. Landa                  Lori A. Larrimore
Lindsey McGinnes               Amy Miller
Michael R. Mobley              Sandra M. Neiman
Shirley M. Nicholson           Tracy A. Piasecki
Tina H. Pinder                 Jessica M. Russo
Kristen L. Sagar               Doris H. Schauber
Sandra M. Squires              Joan E. Stevens
Sharon L. Sutton               Clara B. Taylor
Noralene H. Thomas             Heather D. Thompson
Joann T. Wagner                Shirley E. Warren
William Warren, Jr             Shunell L. Wilkerson
Alicin L. Wilson


                     COMMITTEES

EXECUTIVE COMMITTEE          CAPITAL COMMITTEE
Robert A. Moore, Chairman    Alexander P. Rasin, III, Chairman
Two Directors (1)            Stefan R. Skipp, Vice-Chairman
E. Roy Owens                 Robert W. Clark, Jr.
Thomas G. Stevenson          Elmer E. Horsey
                             E. Roy Owens
                             Thomas G. Stevenson
                             William G. Wheatley

INVESTMENT COMMITTEE         AUDIT COMMITTEE
Stefan R. Skipp, Chairman    Robert A. Moore, Chairman
Elmer E. Horsey,             Elmer E. Horsey,
     Vice-Chairman                Vice-Chairman
Gary B. Fellows              Robert W. Clark, Jr
P. Patrick McClary           Gary B. Fellows
E. Roy Owens                 Arthur E. Kendall
Thomas G. Stevenson          E. Roy Owens (2)
                             Thomas G. Stevenson (2)

PERSONNEL COMMITTEE          PENSION COMMITTEE
Elmer E. Horsey, Chairman    Robert A. Moore, Chairman
P. Patrick McClary,          Elmer E. Horsey,
     Vice-Chairman           Vice Chairman
LaMonte E. Cooke             E. Roy Owens
Arthur E. Kendall            Elizabeth A. Strong
E. Roy Owens
Thomas G. Stevenson
Elizabeth A. Strong

                             (1)  Rotate Quarterly
                             (2)  Nonvoting member




                                         March 1, 2002

To our Shareholders, Customers, and Friends:

     It is truly a pleasure, on behalf of our Board of Directors and our entire staff, to present this Annual Report to you for the year of 2001. Since your holding company is basically a shell type entity, most all of my comments will relate to the subsidiary, which is, as you know, Peoples Bank of Kent County, Maryland. I believe in my letter in last year's annual report I made the statement that some exciting events have taken place during the year. As a result of those events, we can proudly say this past year has been equally or even more gratifying. We have achieved respectable results from those events, which I will expand on further in this letter. We are delighted to report, once again, our Company produced record earnings this past year. I am convinced that the efforts of research and strategic planning of our Board of Directors and staff are directly responsible for the growth in these earnings and other figures contained in our statement of condition.

     I do not mean to overwhelm you with a raft of numbers and percentages since most of this information is included in various sections of this report. But, I do want to point out the fact that our total assets increased to $155,543,366 at year-end from $138,912,555 at the beginning of the year, representing an increase for the year of 11.97%. We are most grateful for the increase in earnings, which totaled $2,080,395 for 2001, as compared to $2,065,257 for the previous year, which represents an increase of .73%. We are indeed thankful for the opportunity to deliver these kinds of figures to you in this report. Certainly, a great deal of the performance of these numbers is a direct result of the manner in which our staff delivered our financial products and services to our customers.

     You will notice our consolidated stockholders' equity (including accumulated other comprehensive income) remains in a very healthy position, which is at $18,176,000 as of December 31, 2001 as compared to $17,804,593 one year ago. In comparing these figures with the outstanding common stock at year-end, we find that we have a book value (excluding accumulated other comprehensive income) of $21.93 per share. By comparison, if we look at the book value five years ago, or at the end of 1996, we arrive at a total of $16.74 per share (restated due to a 200% stock dividend in 1997), which represents an average annual growth rate of 5.55% over the past five years. In addition, if you factor in the cash dividends your investment grows even larger. We are pleased that we have been able to achieve these levels in your equity position and you can trust that we will strive to keep these ratios moving forward as we continue to manage your investment in Peoples Bancorp and its subsidiary.

     As a result of our marketing efforts, in spite of the downward trends in our economy, we were able to grow our loan portfolio by $9,021,368 or 9.07%. At year-end our total loan portfolio, before deducting deferred fees and the allowance for loan losses, tallied $108,442,407 as compared to $99,421,039 a year earlier. Since our loan portfolio is our greatest income-producing asset, we are grateful for the devoted efforts of our loan officers for making it possible to give these results to you. In fact, our loan portfolio is the largest that it has ever been in the history of our Company. It is most important to emphasize that our loan losses
In recent years have been very minimal, as you will see by re viewing the analysis of loans and allowances for loan losses found in the Notes to Financial Statements section of this annual report.

     In my initial paragraph of this letter, I indicated some exciting events have taken place this past year in your Bank. One of them was the "Grand Opening" celebration on September 22nd, of our newest branch, located in Millington, Maryland. We began the celebration with opening remarks from myself, followed by additional remarks from our President, Thomas G. Stevenson. Following the opening remarks, we enjoyed the festivities of officially "cutting the ribbon" assisted by the mayor of Millington, Dennis Hager and Council Member, Maryland Massey. We then enjoyed the rest of the day with a "Grand Opening" reception in the lobby area. We were very delighted with the excellent turnout all through this historic day in the history of our bank. It has been a little over three years since we opened our Millington Branch in a temporary facility, and we are very pleased to acknowledge that we have received a very warm reception in and around the surrounding areas of Millington. Our branch staff has worked very hard in promoting our banking services in that locale and we are very appreciative of their efforts.

     This past year was the first full year that our newly elected president and myself have worked in these capacities, and I can tell you that many strategies have been discussed and instituted that have, and will, continue to make our bank a stronger financial institution. We are very fortunate to have Mr. Stevenson, with his leadership qualities, to guide and promote our independent community bank well into these early years of this new millennium.

     One of the exciting strategies that we have accomplished this past year was the addition of on-line teller machines, which enables our tellers to deliver more efficient and accurate service to our customers. Our number one goal in this highly technical environment in today's society is to deliver the very best banking services possible to our customers, and with this investment, we are confident that this service help's us to fulfill our desire to promote quality services whenever possible.

     In 1998, as most of you know, we initiated a new service through Invest Financial Corporation that gives us the ability to offer security services, such as mutual funds, stocks, bonds, and some insurance products. We are indeed fortunate to have this service administered by one of our executive vice-presidents, H. Lawrence Lyons. Most of us know Mr. Lyons as Larry, who is a certified financial planner as well as a licensed securities representative. We are really excited about this service, so if you are interested in a financial plan I encourage you to call him for a private and confidential assessment of your financial goals. We encourage you to help us advertise this new service by telling your family members and friends. You can be assured that the consultations will be strictly confidential. His office is at the main branch of our Company located next to the post office in Chestertown, Maryland.

     So now, as we go forward into this millennium, we are confident that our Company and Bank will prosper and grow with the community. We know that we could not even begin to make these statements without the unfailing support and dedication of our entire staff and Board of Directors, and we are most grateful for their loyalty and faithfulness. On behalf of our entire staff and Board of Directors, I want to especially thank our stockholders for their loyal support and confidence that they too are so willing to give as we strive to offer the best service possible to our customers and friends. We continue to look forward with great anticipation as we move farther into the 21st Century in striving to promote an even stronger bond between your holding company and your independent community bank and the banking public, who deserve the best because of their faith in all of us.

                                  Respectfully submitted,




                                  E. Roy Owens
                                  Chairman




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

     The Bank was incorporated under the laws of the State of Maryland in 1910. The Bank is a full-service commercial bank offering a variety of services to satisfy the needs of consumers and small- to medium-sized businesses and professional enterprises. The Bank operates five branches located entirely in Kent County, Maryland. The Bank draws most of its customer deposits and conducts the bulk of its lending business within its primary service area, which encompasses all of Kent County, northern Queen Anne's County, and southern Cecil County, Maryland. This primary service area is located between the Chesapeake Bay and the western boundary of Delaware.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other information included elsewhere herein.

RESULTS OF OPERATIONS

     The Company reported net income of $2,080,395, or $2.51 per share, for the year ended December 31, 2001, which was an increase of $15,138 or 0.73%, over the net income of $2,065,257, or $2.44 per share, for the year ended December
31, 2000.   This produced a return on average equity of 11.66%
and return on average assets of 1.43% for 2001, compared to returns of 11.86% and 1.51%, respectively for 2000.

     Net interest income increased $67,920 or 1.08%, to $6,335,539 in 2001, from to $6,267,619 in 2000. This increase in net interest income was the result of an increase in interest revenue of $42,706 while interest expense decreased by $25,214. Net interest income increased primarily because the balance of interest-earning assets grew faster than the balance of deposits and borrowed funds. The yield on interest-earning assets decreased to 7.71% in 2001, from 8.18% in 2000, while the combined effective rate on deposits and borrowed funds decreased to 3.79% from 4.01% for the same period.

     The provision for loan losses was $61,090 in 2001, a decrease of $59,427 from the $120,517 provision in 2000. The decreased provision is the primarily the result of a decrease in the allowance as a percentage of gross loans, which was 0.98% for 2001 compared to 1.02% for 2000.

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

     The key performance measure for net interest income is the "net margin on interest-bearing assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2001 was 4.70% compared to 4.96% for 2000. Management of the Company expects to maintain a net margin on interest-earning assets of 4.50% or higher. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.

NONINTEREST INCOME
     Noninterest income for 2001 was $749,679, compared to noninterest income in 2000 of $697,719, an increase of $51,960 or 7.45%. Service charge income increased because the volume of accounts increased. Service charges for debit cards increased 34.7% during 2001 to $50,212 as the cards are gaining acceptance by the Bank's customer base.

NONINTEREST EXPENSE
     Noninterest expense increased by $147,409, or 4.08%, from $3,614,493 in 2000 to $3,761,902 in 2001. The largest component of this increase was the 3.70% increase in compensation and related expenses from $2,213,959 in 2000 to $2,295,816 in 2001. This increase was due to annual raises and an increase of $9,920 in health insurance. Data processing costs increased $50,400, or 16.50% mainly as a result of the Company using the data processor to render periodic account statements for customers, and during 2001 adding on-line teller machines.

LOAN QUALITY
     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of December 31, 2001 and 2000, the allowance for loan losses compared to gross loans was 0.98% and 1.02%, respectively.

     The Company had nonperforming loans of $201,319 and $815,813 at December 31, 2001 and 2000, respectively. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 2001 and 2000.

LIQUIDITY AND INTEREST RATE SENSITIVITY
     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 31.32% of average deposits for 2001, compared to 33.81% for 2000.

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

     The funds invested in federal funds sold provide liquidity. Total lines of credit available from correspondent banks at December 31, 2001, was $8,000,000. Additionally, the
Company has an unused line of credit of approximately
$21,769,000 from the Federal Home Loan Bank of Atlanta, which is secured by the residential mortgages of the Bank.

CAPITAL
     Under the capital guidelines of the Federal Reserve Board and the FDIC, the Company and the Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. In addition, the Company and the bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions. At December 31, 2001 and 2000, the Company and the Bank exceeded their regulatory capital ratios. Total risk-based capital of the Company and Bank were 17.3% and 17.8%, respectively as of December 31, 2001.




FINANCIAL HIGHLIGHTS
FIVE YEARS ENDED DECEMBER 31, 2001

  2001   2000    1999    1998     1997
(dollars in thousands except per share)

Deposits
  $126,194   $112,111   $110,294   $107,411    $98,562
Investments, including stock
    36,228     26,595     30,037     25,571     21,998
Loans (net of deferred fees and allowance
  for loan losses)
   107,288     98,279     88,587     88,184     85,583
Stockholders' equity before accumulated other
  comprehensive income
    17,860     17,778     16,979     16,271     15,843
Assets
   155,543    138,913    135,086    128,591    118,322
Net income
     2,080      2,065      1,784      1,783      1,755
Return on average assets
       1.43%     1.31%      1.36%      1.46%      1.53%
Return on average equity
      11.66%    10.25%     10.73%     11.11%     11.42%
Earnings per share
       2.51      2.44       2.09       2.06       2.00
Dividends per share
       1.14      1.07       0.99       0.93       0.64
Book value per share before accumulated
  other comprehensive income
      21.93     21.12      19.95      18.96      18.09
Number of shares outstanding
        814       842        851        858        876




BALANCE SHEETS
DECEMBER 31,

ASSETS
                            2001         2000        1999
Cash and due from banks  $4,746,368   $4,446,237   $5,070,293
Federal funds sold        2,181,806    4,908,840    6,531,009
Securities available for sale
                         33,802,947   24,150,698   28,093,153
Securities held to maturity (market value of $2,124,857,
  $2,073,832, and $1,550,315)
                          2,038,965    2,058,730    1,557,864
Federal Home Loan Bank stock
                            385,700      385,700      385,700
Loans, less allowance for loan losses of $1,062,286,
  $1,011,144, and $903,327
                        107,288,084   98,279,434   88,586,576
Premises and equipment    3,565,786    3,192,135    3,118,979
Accrued interest receivable
                            995,252      973,741      972,236
Deferred income taxes          -         128,305      345,954
Other assets                538,458      388,735      423,839
                       $155,543,366 $138,912,555 $135,085,603


The accompanying notes are an integral part of these financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY
                             2001         2000        1999
Deposits
  Demand                $19,988,509  $16,424,668  $15,718,391
  Savings and NOW        33,427,911   30,686,627   31,416,655
  Money market           12,523,758   11,361,814   10,476,638
  Other time             60,253,853   53,638,192   52,681,954
                        126,194,031  112,111,301  110,293,638
Securities sold under repurchase
Agreements               10,395,193    8,100,962    7,633,550
Accrued interest payable    461,014      424,696      346,903
Income tax payable             -         254,745         -
Deferred income taxes        65,648         -            -
Other liabilities           251,480      216,258      163,310
                        137,367,366  121,107,962  118,437,401
Stockholders' equity
  Common stock, par value $10 per share; authorized 1,000,000 shares; issued and outstanding 814,312 shares in 2001, 841,737 in 2000, and 851,155 shares
   in 1999                8,143,120    8,417,370    8,511,550
  Additional paid-in capital
                          2,920,866    2,920,866    2,920,866
  Retained earnings       6,795,986    6,440,022    5,546,414
                         17,859,972   17,778,258   16,978,830
Accumulated other comprehensive income
                            316,028       26,335     (330,628)
                         18,176,000   17,804,593   16,648,202
                       $155,543,366 $138,912,555 $135,085,603

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,
                            2001          2000         1999
INTEREST REVENUE
  Loans, including fees     $8,650,335  $8,490,407  $7,687,077
  U.S. Treasury securities      38,148      83,611     358,780
  U.S. government agency securities
                             1,512,349   1,491,156   1,144,556
  Other securities              30,197      32,262      28,450
  Federal funds sold           209,463     300,350     308,346
    Total interest revenue  10,440,492  10,397,786   9,527,209
INTEREST EXPENSE
  Certificates of deposit of $100,000 or more
                               775,428     590,531     532,889
  Other deposits             3,064,875   3,128,818   3,230,472
  Borrowed funds               264,650     410,818     174,813
    Total interest expense   4,104,953   4,130,167   3,938,174
       Net interest income   6,335,539   6,267,619   5,589,035
PROVISION FOR LOAN LOSSES       61,090     120,517      51,039
          Net interest income after provision for loan losses
                             6,274,449   6,147,102   5,537,996
NONINTEREST INCOME
  Service charges on deposit accounts
                               648,965     601,877     552,188
  Other noninterest revenue    100,714      95,842      96,823
   Total noninterest income    749,679     697,719     649,011
NONINTEREST EXPENSE
  Salaries                   1,839,498   1,773,231   1,684,771
  Employee benefits            456,318     440,728     425,996
  Occupancy                    196,309     202,650     188,483
  Furniture and equipment      218,340     221,947     211,151
  Other operating            1,051,437     975,937     886,349
   Total noninterest expense 3,761,902   3,614,493   3,396,750

INCOME BEFORE INCOME TAXES   3,262,226   3,230,328   2,790,257

Income taxes                 1,181,831   1,165,071   1,006,196

NET INCOME                  $2,080,395  $2,065,257  $1,784,061

Earnings per common share        $2.51       $2.44       $2.09


The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2001
                                    Accumulated
                 Additional            other
  Common stock    paid-in Retained comprehensive Comprehensive
Shares  Par value  capital earnings  income         income

Balance, December 31, 1998
858,208  $8,582,080  $2,920,866 $4,767,900  $10,499     -
Net income
   -           -           -     1,784,061     -    $1,784,061
Unrealized gain (loss) on investment securities available for sale net of income taxes of ($214,908)
   -           -           -          -    (341,127) (341,127)
Repurchase of stock
 (7,053)    (70,530)       -      (160,042)    -         -
Cash dividend, $.99 per share
   -           -           -      (845,505)    -         -

Balance, December 31, 1999
851,155   8,511,550   2,920,866  5,546,414 (330,628)$1,442,934
Net income
   -           -           -     2,065,257     -    $2,065,257
Unrealized gain (loss) on investment securities available for sale net of income taxes of $224,917
   -           -           -          -     356,963    356,963
Repurchase of stock
 (9,418)    (94,180)       -      (263,704)    -          -
Cash dividend, $1.07 per share
   -           -           -      (907,945)    -          -

Balance, December 31, 2000
841,737   8,417,370   2,920,866  6,440,022   26,335 $2,422,220
Net income
   -           -           -     2,080,395     -    $2,080,395
Unrealized gain (loss) on investment securities available for sale net of income taxes of $182,525
   -           -           -          -     289,693    289,693
Repurchase of stock
(27,425)   (274,250)       -      (776,074)    -          -
Cash dividend, $1.14 per share
   -           -           -      (948,357)    -          -

Balance, December 31, 2001
814,312  $8,143,120  $2,920,866 $6,795,986 $316,028 $2,370,088


The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
                             2001        2000         1999
CASH FLOWS FROM OPERATION ACTIVITIES
  Interest received      $10,396,758  $10,370,508  $9,485,044
  Fees and commissions received
                             780,170      661,922     648,684
  Interest paid           (4,068,635)  (4,052,374) (4,002,348)
  Cash paid to suppliers and employees
                          (3,671,783)  (3,399,617) (3,238,835)
  Income taxes paid       (1,486,362)    (791,776)   (881,955)
                           1,950,148    2,788,663   2,010,590
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and calls of investment securities
    Held to maturity            -       1,512,709   4,030,018
    Available for sale     9,024,466    8,000,000   6,500,000
  Purchase of investment securities available for sale
                         (18,199,419)  (3,497,050)(15,594,688)
  Purchase of investment securities held to maturity
                                -      (2,014,360)       -

  Loans made, net of principal collected
                          (9,031,316)  (9,765,432)   (427,890)
  Purchase of premises, equipment, and software
                            (552,062)    (290,001)   (269,893)
  Proceeds from sale of equipment
                               3,000         -           -
                         (18,755,331)  (6,054,134) (5,762,453)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in
    Time deposits          6,615,661      956,238     264,140
    Other deposits         7,467,069      861,425   2,618,795
    Securities sold under repurchase agreements
                           2,294,231      467,412   3,295,409
  Dividends paid            (948,357)    (907,945)   (845,505)

  Repurchase of stock     (1,050,324)    (357,884)   (230,572)
                          14,378,280    1,019,246   5,102,267

Net increase (decrease) in cash and cash equivalents
                          (2,426,903)  (2,246,225)  1,350,404

Cash and cash equivalents at beginning of year
                           9,355,077   11,601,302  10,250,898

Cash and cash equivalents at end of year
                          $6,928,174   $9,355,077 $11,601,302

The accompanying notes are an integral part of these financial statements.



STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31,
                              2001        2000        1999
Reconciliation of net income to net cash provided by
  operating activities
   Net income             $2,080,395   $2,065,257  $1,784,061

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
    Amortization of premiums and accretion of discounts
                              16,201       22,170      42,493
    Provision for loan losses 61,090      120,517      51,039
    Depreciation and software amortization
                             194,012      193,967     183,427
    Deferred income taxes     11,428       (7,268)     22,392
    Loss (gains) on sales of equipment
                              (3,000)        -           -
    Loss (gains) on calls of securities
                              (1,514)        -           -

    Decrease (increase) in Accrued interest receivable
                             (21,511)      (1,505)    (59,271)
      Other assets          (104,110)     (67,836)    (52,965)
    Increase (decrease) in Deferred origination fees and
          costs, net         (38,424)     (47,943)    (25,387)
      Income taxes payable, net of refunds
                            (315,959)     380,563     101,849
      Accrued interest payable
                              36,318       77,793     (64,174)
      Other liabilities       35,222       52,948      27,126
                          $1,950,148   $2,788,663  $2,010,590


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

     Management performs an ongoing review of its portfolio, maintaining a watch list of problem loans. These problem loans are graded and assigned risk-based factors for potential loan losses. The balance of the loans are assigned risk-based factors, based on delinquency, loan type, and a review of the individual credits. The total allowance is evaluated based on past loan loss experience and current economic conditions. If the current economy or real estate market were to suffer a severe downturn, the estimate for uncollectible accounts would need to be increased. Loans deemed to be uncollectible are charged off and deducted from the allowance. The allowance for loan losses is increased by the current year provision for loan losses and by recoveries on loans previously charged off.

PREMISES AND EQUIPMENT

     Premises and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of five to ten years for furniture and equipment and ten to forty years for premises.


NOTES TO FINANCIAL STATEMENTS

 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (Continued)

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

 2.   CASH AND DUE FROM BANKS

     The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $7,311,435 for 2001, $6,824,876 for 2000, and $7,917,469 for 1999.

     Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.




NOTES TO FINANCIAL STATEMENTS

 3.   Investment Securities

     Investment securities are summarized as follows:

    Amortized   Unrealized   Unrealized      Market
       Cost        Gains        loses        value

December 31, 2001
Available for sale
  U. S. government agency
  $33,287,824     $607,191      $92,068     $33,802,947

Held to maturity
  U. S. government agency
   $2,008,949      $85,741      $  -         $2,094,690
  Mortgage-backed securities
       30,016          151         -             30,167
   $2,038,965      $85,892      $  -         $2,124,857

December 31, 2000
Available for sale
  U. S. Treasury
   $1,009,314     $   -          $3,694      $1,005,620
  U. S. government agency
   23,098,480      107,817       61,219      23,145,078
  $24,107,794     $107,817      $64,913     $24,150,698

Held to maturity
  U. S. government agency
   $2,014,107      $15,263      $  -         $2,029,370
  Mortgage-backed securities
       44,623         -             161          44,462
   $2,058,730      $15,263      $   161      $2,073,832

December 31, 1999
Available for sale
  U. S. Treasury
   $2,023,474     $   -         $26,904      $1,996,570
  U. S. government agency
   26,608,654         -         512,071      26,096,583
  $28,632,128     $   -        $538,975     $28,093,153

Held to maturity
  U. S. government agency
   $1,500,418      $  -          $7,237      $1,493,181
  Mortgage-backed securities
       57,446           94          406          57,134
   $1,557,864      $    94       $7,643      $1,550,315



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


        Available for sale          Held to maturity
       Amortized      Market      Amortized      Market
          Cost        value          cost         value

DECEMBER 31, 2001
Maturing
   Within one year
       $8,100,465    $8,279,204    $     -      $     -
   Over one to five years
       25,187,359    25,523,743     2,008,949    2,094,690
   Mortgage backed
             -             -           30,016       30,167
      $33,287,824   $33,802,947    $2,038,965   $2,124,857

   Pledged securities
      $13,117,046   $13,385,398    $1,007,493   $1,053,130

December 31, 2000
Maturing
   Within one year
       $8,017,887    $7,994,997    $    -       $     -
   Over one to five years
       16,089,907    16,155,701     2,014,107    2,029,370
   Mortgage backed
             -             -           44,623       44,462
      $24,107,794   $24,150,698    $2,058,730   $2,073,832

   Pledged securities
      $11,730,141   $11,786,779    $     -      $     -

December 31, 1999
Maturing
   Within one year
       $8,014,319    $7,939,680    $1,500,418   $1,493,181
   Over one to five years
       20,617,809    20,153,473    $    -       $    -
   Mortgage backed
             -             -           57,446       57,134
      $28,632,128   $28,093,153    $1,557,864   $1,550,315

   Pledged securities
      $13,548,951   $13,381,834    $1,500,418   $1,493,181




NOTES TO FINANCIAL STATEMENTS

 4.   LOANS AND ALLOWANCE FOR LOAN LOSSES

     Major classifications of loans are as follows:

                         2001         2000          1999
Commercial          $17,973,414    $16,048,619    $14,758,561
Real estate
  Residential        38,064,123     37,227,165     33,969,212
  Commercial         41,649,706     37,792,150     33,425,980
  Construction        4,733,073      3,108,911      2,208,119
Consumer              6,022,091      5,244,194      5,306,435
                    108,442,407     99,421,039     89,668,307
Deferred fees, net of deferred costs
                         92,037        130,461        178,404
Allowance for loan losses
                      1,062,286      1,011,144        903,327
                      1,154,323      1,141,605      1,081,731
                   $107,288,084    $98,279,434    $88,586,576


     Final maturities of the loan portfolio are as follows:

Within ninety days  $37,159,445    $35,247,739     $34,835,950
Over ninety days to one year
                     19,071,364     22,952,737      15,656,941
Over one year to five years
                     52,009,555     41,130,204      39,175,416
Over five years         202,043         90,359            -
                   $108,442,407    $99,421,039     $89,668,307


     Transactions in the allowance for loan losses were as follows:

Beginning balance     $1,011,144       $903,327      $901,139
Provision charged to operations
                          61,090        120,517        51,039
Recoveries                 6,321          2,712         3,277
                       1,078,555      1,026,556       955,455
Loans Charged off         16,269         15,412        52,128
Ending balance        $1,062,286     $1,011,144      $903,327


     Management has identified no significant impaired loans.



NOTES TO FINANCIAL STATEMENTS

 4.   Loans and Allowance for Loan Losses (Continued)

     Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at December 31, are as follows:

                                2001        2000        1999
Loan Balances                 $19,719     $19,719     $285,767
Interest not accrued            1,251       2,261        7,250


     Amounts past due 90 days or more at December 31, including nonaccruing loans, are as follows:

Demand and time              $   -         $23,112    $141,927
Mortgage                      185,476      779,925     935,135
Installment                    15,843       12,776       6,656
                             $201,319     $815,813  $1,083,718

     Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, are as follows:

Check loan lines of credit   $451,065     $474,834    $406,957
Mortgage lines of credit    7,227,050    4,682,542     660,285
Commercial lines of credit  6,758,878    8,171,315   6,232,129
Undisbursed construction loan commitments
                            1,943,438    3,778,473     799,129
                          $16,380,431  $17,107,164  $8,098,500

Standby letters of credit  $1,101,418   $1,210,363    $683,691


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







NOTES TO FINANCIAL STATEMENTS

 5.   PREMISES AND EQUIPMENT

     A summary of premises and equipment and related depreciation expense is as follows:

                               2001         2000        1999
Land                       $1,071,288   $1,071,288  $1,071,288
Premises                    2,956,986    2,492,260   2,398,662
Furniture and equipment     1,678,822    1,430,892   1,374,796
Construction in progress         -         202,147      94,484
                            5,707,096    5,196,587   4,939,230
Accumulated depreciation    2,141,310    2,004,452   1,820,251
Net premises and equipment $3,565,786   $3,192,135  $3,118,979

Depreciation expense         $178,150     $184,201    $178,297



6.    OTHER TIME DEPOSITS

     Included in other time deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, are as follows:

Three months or less       $2,653,084   $1,547,005  $1,421,843
Over three through twelve months
                            5,255,846    5,736,545   3,081,713
One to five years           8,490,910    5,176,848   5,381,937
                          $16,399,840  $12,460,398  $9,885,493


 7.   SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

     Securities sold under repurchase agreements represent overnight borrowings from customers. The government agency securities that are the collateral for these agreements are owned by the Bank and maintained in the custody of a nonaffiliated bank. Additional information is as follows:


                              2001        2000       1999

Maximum month-end amount outstanding
                          $10,538,414  $11,485,496  $7,633,550
Average amount outstanding  8,736,335    9,024,879   5,929,207
Average rate paid during the year
                                3.02%        4.52%       3.59%
Investment securities underlying agreements at year-end
   Carrying value          12,901,875    9,674,017  12,521,892
   Estimated fair value    12,947,512    9,724,694  12,333,100


NOTES TO FINANCIAL STATEMENTS

 8.   INCOME TAXES

     The components of income tax expense, are as follows:

                              2001        2000         1999
Current
 Federal                  $1,055,977   $1,058,006    $896,820
 State                       114,426      114,333      86,984
                           1,170,403    1,172,339     983,804
  Deferred                    11,428       (7,268)     22,392
                          $1,181,831   $1,165,071  $1,006,196

     The components of the deferred income tax expense are as follows:

Provision for loan losses    $(19,751)    $(41,639)   $(2,520)
Prepaid pension costs          25,252       26,158     26,640
Depreciation                   11,012        9,751     (1,852)
Discount accretion              5,458        4,170     (5,622)
Charitable contributions         -           1,448     (1,448)
Nonaccrual interest               510        1,807     14,896
Deferred compensation         (14,775)     (12,685)   (11,425)
Organization costs              3,722        3,722      3,723
                              $11,428      $(7,268)    22,392

     The components of the net deferred tax asset (liability) are as follows:

Deferred tax assets
 Allowance for loan losses   $281,273     $261,522   $219,883
 Deferred compensation         64,715       49,940     37,255
 Nonaccrual interest              483          993      2,800
 Organization costs               931        4,653      8,375
 Charitable contributions accrued  -            -       1,448
 Unrealized losses on investment
  securities available for sale    -            -     208,347
                              347,402      317,108    478,108
Deferred tax liabilities
 Depreciation                  66,569       55,557     45,806
 Discount accretion            14,023        8,565      4,395
 Prepaid pension costs        133,363      108,111     81,953
 Unrealized gain on investment securities
      available for sale      199,095       16,570       -
                              413,050      188,803     132,154
Net deferred tax asset
      (liability)            $(65,648)    $128,305    $345,954




NOTES TO FINANCIAL STATEMENTS

 8.   INCOME TAXES (Continued)

     A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:

                                       2001     2000    1999
Tax at statutory federal income
                     tax rate         34.0%    34.0%    34.0%

Tax effect of
  Tax-exempt income                   (0.2)    (0.3)    (0.4)
  State income taxes, net of federal
                     Benefit           2.4      2.3      2.2
  Other, net                            -       0.1      0.3
                                      36.2%    36.1%    36.1%


 9.   PROFIT SHARING PLAN

     The Bank has a profit sharing plan qualifying under
section 401(k) of the Internal Revenue Code that covers all employees with one year of service who have attained age 21. The Bank's contributions to the plan, included in expenses for 2001, 2000, and 1999, were $36,515, $36,855, and $34,291, respectively.



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

     The following table sets forth the financial status of the plan at December 31:


                         2001          2000          1999
Change in plan assets
  Fair value of plan assets at beginning of year
                     $ 1,332,252   $ 1,216,163   $1,089,666
  Actual return on plan assets
                          74,986        61,925       35,203
  Employer contribution  106,300       116,283      113,470
  Benefits paid          (39,685)      (62,119)     (22,176)
  Fair value of plan assets at end of year
                       1,473,853     1,332,252    1,216,163
Change in benefit obligation
  Benefit obligation at beginning of year
                       1,061,708     1,104,063    1,127,629
  Service cost            70,517        67,808       48,383
  Interest cost           78,016        80,281       83,671
  Benefits paid          (39,685)      (62,119)     (22,176)
  Actuarial loss         131,741      (128,325)    (133,444)
  Benefit obligation at end of year
                       1,302,297     1,061,708    1,104,063
Funded status            171,556       270,544      112,100
Unamortized prior service cost
                         (13,775)      (15,150)     (16,526)
Unrecognized net loss    214,979        57,470      155,048
Unamortized net obligation from transition
                         (27,440)      (32,929)     (38,418)
Prepaid pension expense included in other assets
                        $345,320      $279,935     $212,204



NOTES TO FINANCIAL STATEMENTS

10.   PENSION (Continued)

     Net pension expense includes the following components:

                           2001         2000          1999
Service cost             $70,517       $67,808      $48,383
Interest cost             78,016        80,281       83,671
Expected return on assets
                        (100,514)      (94,363)     (86,361)
Amortization of transition asset
                          (5,489)       (5,489)      (5,489)
Amortization of prior service cost
                          (1,377)       (1,377)      (1,377)
Amortization of loss        (238)        1,692        5,662
Net pension expense      $40,915       $48,552      $44,489


     Assumptions used in the accounting for net pension expense were:

Discount rates                7.5%         7.5%         7.5%
Rate of increase in compensation level
                              5.0%         5.0%         5.0%
Long-term rate of return on assets
                              7.5%         7.5%         7.5%




NOTES TO FINANCIAL STATEMENTS

11.   OTHER OPERATING EXPENSES

     Other operating expenses consist of the following:

                                    2001       2000       1999
Data processing                  $355,772   $305,372   $279,309
Directors' fees                    95,212     87,633     87,380
Postage                            83,749     77,430     74,307
Printing and stationery            41,065     53,839     50,219
Office supplies                    73,663     52,607     46,043
Correspondent bank fees            42,749     49,535     36,032
Professional fees                  46,528     47,161     50,067
Public relations and contributions 54,639     44,337     40,241
Telephone                          37,184     33,307     33,437
Advertising                        28,891     31,119     27,861
Insurance                          21,722     26,224     19,318
FDIC assessment                    20,833     21,802     12,118
Loan product costs                 23,165     20,891     22,570
Other                             126,265    124,680    107,447
                               $1,051,437   $975,937   $886,349



NOTES TO FINANCIAL STATEMENTS

12.   EARNINGS PER COMMON SHARE

     Earnings per common share are determined by dividing net income by the weighted average number of shares outstanding.
Weighted average shares outstanding were 829,070, 847,940, and 852,892 for 2001, 2000, and 1999, respectively.

13.   RELATED PARTY TRANSACTIONS

     In the normal course of banking business, loans are made to senior officers and directors of the Bank as well as to companies and individuals affiliated with those officers and directors. The terms of these transactions are substantially the same as the terms provided to other borrowers entering into similar loan transactions. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations, and do not involve more than normal credit risk. The total amount of such loans outstanding at December 31, 2001, 2000, and 1999 was $3,089,197, $3,680,257, and $3,455,990, respectively. During
2001, loan advances and repayments were $2,606,351 and $3,197,411 and during 2000, loan advances and repayments were $1,821,629 and $1,597,362, respectively.

     Officers, directors, and employees are depositors of the Bank, receiving the same deposit rates and terms as other customers with similar deposits. As of December 31, 2001, the deposits of the executive officers and directors were approximately 2.1% of total deposits.

     A director is a partner in a law firm that provides services to the Company. Payments of $7,500 were made to that firm during 2001.

14.   LINES OF CREDIT

     The Bank has unused lines of credit of $8,000,000 in unsecured overnight federal funds and secured repurchase agreements at December 31, 2001. In addition, the Bank has an unused line of credit of $21,769,000 from the Federal Home Loan Bank of Atlanta secured by residential mortgages.




NOTES TO FINANCIAL STATEMENTS

15.   CAPITAL STANDARDS

     The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2001, 2000, and 1999, the capital ratios and minimum capital requirements of the Bank are as follows:


                              Minimum           To  be well
            Actual        capital adequacy      capitalized
        Amount   Ratio     Amount   Ratio      Amount   Ratio
(in thousands)

  December 31, 2001
  Total capital
    (to risk-weighted assets)
        $18,622   17.8%     $8,364   8.0%      $10,455   10.0%
  Tier 1 capital
    (to risk-weighted assets)
        $17,560   16.8%     $4,182   4.0%       $6,273    6.0%
  Tier 1 capital
   (to fourth quarter average assets)
        $17,560   11.5%     $6,088   4.0%       $7,610    5.0%

  December 31, 2000
  Total capital
    (to risk-weighted assets)
        $18,477   17.2%     $8,567   8.0%      $10,709   10.0%
  Tier 1 capital
    (to risk-weighted assets)
        $17,466   16.3%     $4,283   4.0%       $6,425    6.0%
  Tier 1 capital
   (to fourth quarter average assets)
        $17,466   12.6%     $5,557   4.0%       $6,947    5.0%

  December 31, 1999
  Total capital
    (to risk-weighted assets)
        $17,546   17.6%     $7,990   8.0%       $9,987   10.0%
  Tier 1 capital
    (to risk-weighted assets)
        $16,643   16.7%     $3,995   4.0%       $5,992    6.0%
  Tier 1 capital
   (to fourth quarter average assets)
        $16,643   12.5%     $5,329   4.0%       $6,662    5.0%


     Tier 1 capital consists of capital stock, surplus, and undivided profits. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

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


                                    December 31, 2001
                                     Carrying        Fair
                                      amount         value
Financial assets
  Cash and due from banks          $4,746,368     $4,746,368
  Federal funds sold                2,181,806      2,181,806
  Investment securities (total)    35,841,912     35,927,804
  Loans, net                      107,288,084    107,823,760
  Federal Home Loan Bank stock        385,700        385,700
  Accrued interest receivable         995,252        995,252

Financial liabilities
  Noninterest-bearing deposits $19,988,509 $19,988,509 Interest-bearing deposits and securities sold under
    repurchase agreements         116,600,715    119,841,902
  Accrued interest payable            461,014        461,014
  Income tax payable                     -              -

                                       December 31, 2000
                                     Carrying         Fair
                                      amount         value
Financial assets
  Cash and due from banks          $4,446,237     $4,446,237
  Federal funds sold                4,908,840      4,908,840
  Investment securities (total)    26,209,428     26,224,530
  Loans, net                       98,279,434     97,897,222
  Federal Home Loan Bank stock        385,700        385,700
  Accrued interest receivable         973,741        973,741

Financial liabilities
  Noninterest-bearing deposits $16,424,668 $16,424,668 Interest-bearing deposits and securities sold under
    repurchase agreements         103,787,595    104,353,894
  Accrued interest payable            424,696        424,696
  Income tax payable                  254,745        254,745

                                         December 31, 1999
                                    Carrying          Fair
                                     amount          value
Financial assets
  Cash and due from banks          $5,070,293     $5,070,293
  Federal funds sold                6,531,009      6,531,009
  Investment securities (total)    29,651,017     29,643,468
  Loans, net                       88,586,576     88,667,693
  Federal Home Loan Bank stock        385,700        385,700
  Accrued interest receivable         972,236        972,236

Financial liabilities
  Noninterest-bearing deposits $15,718,391 $15,718,391 Interest-bearing deposits and securities sold under
    repurchase agreements         102,208,797    102,963,699
  Accrued interest payable            346,903        346,903
  Income tax payable                     -              -


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




NOTES TO FINANCIAL STATEMENTS

17.   PARENT COMPANY FINANCIAL INFORMATION

     The balance sheets, statements of income, and cash flows for Peoples Bancorp, Inc. (Parent Only) follow:

                                        December 31,
BALANCE SHEETS                   2001       2000       1999
                     Assets
Cash                          $312,270    $307,625    $323,513
Investment in subsidiary    17,876,184  17,492,332  16,312,083
Deferred income taxes              931       4,653       8,375
Other assets                        -        4,483       4,231
          Total assets     $18,189,385 $17,809,093 $16,648,202

          Liabilities and Stockholders' Equity
Other liabilities              $13,385      $4,500      $  -
Stockholders' equity
  Common stock               8,143,120   8,417,370   8,511,550
  Additional paid-in capital
                             2,920,866   2,920,866   2,920,866
  Retained earnings          6,795,986   6,440,022   5,546,414
  Accumulated other comprehensive income
                               316,028      26,335    (330,628)
 Total stockholders' equity 18,176,000  17,804,593  16,648,202
 Total liabilities and stockholders' equity
                           $18,189,385 $17,809,093 $16,648,202


                                   Years Ended December 31,
Statements of Income             2001        2000        1999
Interest revenue               $16,165     $17,272     $16,244
Dividends from subsidiary    1,983,511   1,243,869     970,505
Equity in undistributed income of subsidiary
                                94,160     823,285     814,983
                             2,093,836   2,084,426   1,801,732
Expenses
  Professional fees              1,339      10,016       8,357
  Other                         10,699       9,914       9,822
                                12,038      19,930      18,179

Income before income taxes   2,081,798   2,064,496   1,783,553
Income taxes (benefits)          1,403        (761)       (508)
Net income                  $2,080,395  $2,065,257  $1,784,061




NOTES TO FINANCIAL STATEMENTS

17.  PARENT COMPANY FINANCIAL INFORMATION (Continued)
                                 Years Ended December 31,
Statements of Cash Flows        2001       2000       1999

Cash flows from operating activities
 Interest and dividends received
                            $1,999,676   $1,261,141   $986,749
 Income taxes refunded          20,187        4,231     26,082
 Cash paid for operating expenses
                               (16,537)     (15,431)   (18,179)
                             2,003,326    1,249,941    994,652
Cash flows from financing activities
 Dividens paid                (948,357)    (907,945)  (845,505)
 Repurchase of stock, net of stock sold
                            (1,050,324)    (357,884)  (230,573)
                            (1,998,681)  (1,265,829)(1,076,078)
Net increase (decrease) in cash
                                 4,645      (15,888)   (81,426)
Cash at beginning of year      307,625      323,513    404,939
Cash at end of year           $312,270     $307,625   $323,513

Reconciliation of net income to net cash
 provided by operating activities
   Net income               $2,080,395   $2,065,257 $1,784,061
Adjustments to reconcile net income to net cash
   used in operating activities
   Undistributed net income of subsidiary
                               (94,160)    (823,285)  (814,983)
   Deferred income taxes         3,722        3,722      3,723
   Increase (decrease) in
     Accrued expenses           (4,500)       4,500         -
     Taxes payable, net of refunds
                                17,869         (253)    21,851
                            $2,003,326   $1,249,941   $994,652


NOTES TO FINANCIAL STATEMENTS

18.   QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                                 Three Months Ended
(in thousands) except per share information
                  December 31, September 30, June 30, March 31,
2001
Interest revenue           $2,545   $2,596   $2,647   $2,653
Interest expense              869    1,033    1,092    1,111
Net interest income         1,676    1,563    1,555    1,542
Provision for loan losses       -        -       24       37
Net income                    543      520      489      528
Comprehensive income          361      764      531      714

Earnings per share          $0.66    $0.63    $0.59    $0.63

2000
Interest revenue           $2,691   $2,627   $2,597   $2,483
Interest expense            1,066    1,048    1,021      995
Net interest income         1,625    1,579    1,576    1,488
Provision for loan losses       9       42       21       49
Net income                    499      530      533      503
Comprehensive income          729      649      526      518

Earnings per share          $0.59    $0.62    $0.63    $0.59

1999
Interest revenue           $2,457   $2,389   $2,349   $2,332
Interest expense              965      994      994      985
Net interest income         1,492    1,395    1,355    1,347
Provision for loan losses      24        5       23       (1)
Net income                    422      450      431      481
Comprehensive income          319      418      297      409

Earnings per share          $0.50    $0.53    $0.50    $0.56


THE FOLLOWING COMMENT IS REQUIRED BY THE FEDERAL DEPOSIT
INSURANCE CORPORATION.

"This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance
Corporation."



             REPORT OF INDEPENDENT AUDITORS


THE BOARD OF DIRECTORS AND STOCKHOLDERS
PEOPLES BANCORP, INC.
CHESTERTOWN, MARYLAND




    We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. and Subsidiary as of December 31, 2001, 2000, and 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. and Subsidiary as of December 31, 2001, 2000, and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.








Salisbury Maryland
January 11, 2002