Form 10QSB
period 2002-03-31
PEOPLES BANCORP INC/MD
filed 2002-05-16
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                  Washington, DC  20549

FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
           FOR THE QUARTER ENDED MARCH 31, 2002

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION
        PERIOD FROM _______________ TO __________________

                Commission File Number:  0001060244

       _____________PEOPLES BANCORP, INC.________________
       (Exact name of issuer as specified in its charter)

_______MARYLAND________        ________52-2027776_________
(State of incorporation)  (I.R.S. Employer Identification No.)

 P. O. BOX 210, 100 SPRING STREET, CHESTERTOWN, MARYLAND 21620
              (Address of principal executive offices)

                   ______(410) 778-3500______
                   (Issuer's telephone number)

_________________________Not Applicable_______________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
           YES ____X____        NO _________

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

THE REGISTRANT HAS 804,304 SHARES OF COMMON STOCK ($10.00 PAR)
OUTSTANDING AS OF MARCH 31, 2002.

Transitional Small Business Disclosure Format (check one)
           YES _________        NO ____X____

PEOPLES BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
INDEX


Part I  -  Financial Information                          Page
    Item 1   Financial Statements
             Consolidated Statements of Condition            3
             Consolidated Statements of Income               4
             Consolidated Statements of Cash Flows           5
             Notes to Financial Statements                   6

    Item 2   Management's Discussion and Analysis of Financial
             Condition and Results of Operation            7-9

Part II  -  Other Information
    Item 1   Legal Proceedings                              10
    Item 2   Changes in Securities                          10
    Item 3   Defaults Upon Senior Securities                10
    Item 4   Submission of Matters to a Vote of Security
                Holders                                     10
    Item 5   Other Information                              10
    Item 6   Exhibits and Reports on Form 8-K               10

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I - FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITIONS
(Dollar Amounts In Thousands)         (unaudited)
                                       March 31  December 31,
                         ASSETS            2002        2001
Cash and due from banks                   $3,299      $4,746
Federal funds sold                           890       2,182
Interest-bearing deposits                      0           0
Investment securities available for sale  32,916      33,803
Investment securities held to maturity
  (approximate fair value of $2,098
   and $2,125)                             2,035       2,039
Loans, less allowance for credit losses
 of $1,069 and $1,062                    110,741     107,288
Premises and equipment                     3,550       3,566
Accrued interest income                    1,107         995
Federal Home Loan Bank stock                 386         386
Deferred income taxes                         46           0
Other assets                                 607         538
                                        $155,577    $155,543

           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                    $23,418     $19,989
  Interest-bearing                       105,225     106,205
                                         128,643     126,194
Fed Funds Purchased And Repurchase
Agreements                                 8,002      10,395
Accrued interest payable                     353         461
Accrued expenses                             375          62
Deferred income taxes                          0          66
Other liabilities                            249         189
                                         137,622     137,367
Stockholders' equity
  Common stock, par value $10 per share authorized 876,000 shares, issued and outstanding 804,304 shares as of
  March 31, 2002                           8,043       8,143
  Capital surplus                          2,921       2,921
  Retained earnings                        6,852       6,796
                                          17,816      17,860
  Net unrealized gain on securities
   available for sale                        139         316
                                          17,955      18,176
                                        $155,577    $155,543

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER-SHARE DATA)
                                       For the
                                 three months ended  Year End
                                       March 31      December
                                    2002       2001     2001
Interest and dividend revenue
  Loans, including fees           $2,019     $2,208    $8,650
  U.S. Treasury securities             0         13        38
  Government Agencies Securities     458        356     1,512
  Municipal Securities                 0          0         0
  Federal funds sold                  10         68       209
  Deposits with banks                  0          0         0
  Equity securities                    6          8        30
    Total interest and dividend
                      Revenue      2,493      2,653    10,440
Interest expense
  Deposit and Repurchase Agreement   801      1,111     4,105
          Total interest expense     801      1,111     4,105

          Net interest income      1,692      1,542     6,335

Provision for credit losses           18         37        61
    Net interest income after
      Provision for credit losses  1,674      1,505     6,274

Other operating revenue
  Service charges on deposit
           accounts                  138        135       649
  Miscellaneous revenue               72         74       101
    Total other operating revenue    210        209       750

Other expenses
  Salaries and employee benefits     603        557     2,296
  Occupancy                           46         47       196
  Furniture and equipment             52         53       218
  Other operating                    264        228     1,052
          Total other expenses       965        885     3,762

Income before income taxes           919        829     3,262
Income taxes                         333        301     1,182
   Net income                       $586       $528    $2,080

Basic earnings per common share    $0.72      $0.63     $2.51

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS         (UNAUDITED)
                                   For the Three Months Ended
                                                March 31
CASH FLOWS FROM OPERATING ACTIVITIES         2002       2001
  Interest received                        $2,370     $2,610
  Other revenue received                      119        124
  Cash paid for operating expenses           (846)      (584)
  Interest paid                              (909)    (1,022)
  Taxes paid                                    0       (570)
                                              773        558
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, intangibles,
    and construction in progress              (41)      (103)
  Net customer loans repaid (advanced)     (3,461)    (4,403)
  Proceeds from sales and maturities of securities
    Available for sale                        603      1,003
    Held to maturity                            0          0
  Investment in securities available for sale   0          0
  Proceeds from other real estate               0          0
                                           (2,899)    (3,503)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in time deposits                (748)     1,826
  Net change in other deposits              3,196      1,488
  Net change in Securities sold under
     repurchase agreements                 (2,393)      (527)
  Proceeds from stock issued                    0          0
  Repurchase of stock                        (385)      (421)
  Dividends paid                             (244)      (235)
                                             (574)     2,131
NET INCREASE (DECREASE) IN CASH            (2,739)      (814)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD 6,928      9,355
CASH AND EQUIVALENTS AT END OF PERIOD      $4,189     $8,541

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES
  Net income                                 $586       $528
  Adjustments
    Depreciation and amortization              59         48
    Provision for loan losses                  18         37
    Security discount accretion,
      net of premium amortization              (1)         3
    Loss (gains) on sales                       0         (2)
    Decrease (increase) in accrued interest
      receivable and other assets            (183)      (159)
    Increase (decrease)
      Deferred origination fees and costs, net(10)        (5)
      Accrued Interest payable and other
        Liabilities                           265        108
                                             $734       $558

PEOPLES BANCORP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


1.        Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the quarters ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ending December 31, 2002 and For further information, refer to the financial statements and footnotes included in the annual report as of December 31, 2001.

2.        Cash Flows

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.      Comprehensive income

          For the three months ended March 31, 2002 and 2001, total comprehensive income, net of taxes, was $409,000 and $714,000 respectively.

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

     The following discussion of the financial condition and results of operations of the Registrant (the Company) should be read in conjunction with the Company's financial statements andrelated notes and other statistical information included elsewhere herein.

GENERAL

          The Company was incorporated in Maryland on December 10, 1996 as a bank holding company. Stock of a Maryland state bank with the name Peoples Bank of Kent County, Maryland (the "Bank") was exchanged in March,1997 for the outstanding stock of the Company.

          The Bank was established and incorporated in 1910.
The Company currently engages in no business other than owning and managing the Bank.

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

     The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 30.33% at March 31, 2002 as compared to 27.75% at the same period last year. Another source of liquidity is a secured line of credit for $21,769,000 from the Federal Home Loan Bank as well as lines of credit in the amount of $8,000,000 from correspondent banks, namely, Bank of America and Allfirst Bank.

          Tier one capital ratios of the Bank, based on average assets for the three months ended March 31, 2002 and 2001 were 15.00% and 16.25%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

          At March 31, 2002, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a three month cumulative gap, as a percentage of interest-earning assets, of 67.86%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, liability sensitivity indicates that a higher dollar amount of liabilities re-price than assets and in a declining rate environment net interest income increases. On the other hand, if interest rates increase, then typically the net interest income should decline. The bank controls this matching of assets to liabilities to minimize interest rate risk while at the same time maximizing income.

RESULTS AND PLAN OF OPERATION

          Net income for the three months ended March 31, 2002, was $586,000, or $.72 per share, compared to $528,000, or $.63 per share, for the first three months of 2001. Net interest income increased approximately $150,000 with a decrease of approximately $19,000 in provision to loan losses, and other operating income increased approximately $1,000. However those increases were offset by an increase of $80,000 in total operating expenses and $32,000 in income taxes. The increase in net interest income is primarily due to a decrease of interest rates paid on deposits and earned on loans. Net interest income decreased approximately $189,000 in interest earned on the growth in the loan portfolio and approximately an interest expense decrease of $310,000 resulted on the growth of deposits. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of approximately $46,000 and an increase in other operating expenses of $36,000. The Bank has had growth in total assets of $13,712,000 as of March 31, 2002 compared to March 31,2001.

          The Bank's loan portfolio increased from $107.2 million at December 31, 2001 to $110.7 million at March 31, 2002. As a result of increased volume with decreased interest income rates, loan income has decreased $189,000 or 9.36% from $2,208,000 for the first three months of 2001 to $2,019,000 for the first three months ended March 30, 2002. The Bank's provision for loan losses was $18,000 for the quarter ended March 31,2002 compared to $36,898 for the quarter ended
March 21, 2001. The allowance for loan losses was .95% of total loans in 2002. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

          Non-interest expense increased $80,000 to $965,000 for the quarter ended March 31, 2002, from $885,000 for the quarter ended March 31, 2001. The increase was primarily related to the increases in salaries and benefits of $46,000, Data processing fees increase of $20,000 and other operating expenses of $16,000. The increase in salaries and benefits was due to annual salary increases.

          The company's assets ended the first quarter of 2002 at $155.6 million, an increase of $34,000, or less than 1% from $155.6 million at December 31, 2001. This increase can be attributed primarily to an increase in the Banks loans of $3.5,which was offset by $2.7 million and .9 million decreases in cash and cash equivalents and securities respectively.

          The bank's permanent office at their branch location in Millington, Kent County, Maryland, is now operational. The completed cost is approximately $575,000. The branch has 2584 square feet of office/teller space and is staffed with four employees. As a result of this expansion, operation expenses in 2002 are expected to increase.

          Management expects that its 2002 income will exceed expenses. Although management expects that the Company's current profitably will continue, future events, such as an unanticipated deterioration in the loan portfolio, could reverse this trend. Management's expectations are based on managements best judgments and actual results will depend on the number of factors that cannot be predicted with certainty and thus fulfillment of managements expectations cannot be assured.

          The Bank employed sixty-three full time equivalent employees during the first quarter of 2000. The Company employs no employees outside those hired by the Bank.

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

MARKET RISK

          Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of approximately $63,000, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to re-price its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.







                                - 9 -


PEOPLES BANCORP, INC. AND SUBSIDIARY
PART II  OTHER INFORMATION


Item 1     LEGAL PROCEEDINGS
           Not applicable

Item 2     CHANGES IN SECURITIES
           The Bank adopted a policy of purchasing stock from existing stockholders. During the present quarter
           10,008 shares of stock were purchased.

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

       b)  Reports on Form 8-K
           There were no reports on Form 8-K filed for the quarter ended March 31, 2001.








                                 - 10 -




                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         PEOPLES BANCORP, INC.



Date: __MAY 9, 2002____        By: ___/S/ E, ROY OWENS__
                                  E. Roy Owens
                                  Chairman and CEO



Date: __MAY 9, 2002____        By: __/S/ THOMAS G. STEVENSON__
                                        Thomas G. Stevenson
                                        President and
                                        Chief Financial Officer