Form 10QSB
period 2002-06-30
PEOPLES BANCORP INC/MD
filed 2002-08-12
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC  20549

                      FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTER ENDED JUNE 30, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION
        PERIOD FROM ________________ TO _______________

            Commission File Number:  0001060244

                    PEOPLES BANCORP, INC.
       (Exact name of issuer as specified in its charter)

________MARYLAND________          _______52-2027776________
(State of incorporation)  (I.R.S. Employer Identification No.)

P. O. BOX 210, 100 SPRING STREET, CHESTERTOWN, MARYLAND 21620
           (Address of principal executive offices)

                   _____(410) 778-3500______
                  (Issuer's telephone number)

                   _____Not Applicable______
(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                 YES ___X___      NO _______


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

THE REGISTRANT HAS 804,304 SHARES OF COMMON STOCK ($10.00 par)
OUTSTANDING AS OF AUGUST 1, 2002.


Transitional Small Business Disclosure Format (check one)
                 YES _______      NO ___X___

PEOPLES BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
INDEX


Part I - Financial Information

                                                        Page

    Item 1    Financial Statements
              Consolidated Statements of Condition          3
              Consolidated Statements of Income             4
              Consolidated Statements of Cash Flows         5
              Notes to Financial Statements                 6

    Item 2    Management's Discussion and Analysis of
              Financial Condition and Results of Operation 7-9


Part II - Other Information
    Item 1    Legal Proceedings                            10
    Item 2    Changes in Securities                        10
    Item 3    Defaults Upon Senior Securities              10
    Item 4    Submission of Matters to a Vote of Security
              Holders                                      10
    Item 5    Other Information                            10
    Item 6    Exhibits and Reports on Form 8-K             10

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I       FINANCIAL INFORMATION
Item 1.      FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
        (Dollar Amounts In Thousands)
                              (un-audited)
                                         June 30  December 31,
                                           2002         2001
                         ASSETS

Cash and due from banks                    $4,513      $4,746
Federal funds sold                          3,815       2,182
Interest-bearing deposits                       0           0
Investment securities available for sale 31,349 33,803 Investment securities held to maturity
  (approximate fair value of $2,101
   and $2,125)                              2,031       2,039
Loans, less allowance for credit losses
  of $1,087 and $1,062                    113,374     107,288
Premises and equipment                      3,502       3,566
Accrued interest income                     1,065         995
Federal Home Loan Bank Stock                  386         386
Other real estate owned                         0           0
Deferred income taxes                           0           0
Other assets                                  468         538
                                         $160,503    $155,543

             LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest-bearing                    $22,017     $19,989
  Interest-bearing                        106,842     106,205
                                          128,859     126,194
Fed funds purchased and repurchase
     Agreements                             7,446      10,395
Other Borrowed Money                        5,000           0
Accrued interest payable                      334         461
Deferred income taxes                         122          66
Accrued expenses                                5          62
Other liabilities                             189         189
                                          141,955     137,367
Stockholders' equity
  Common stock, par value $10 per share authorized
    876,000 shares, issued and outstanding 804,304 shares
    as of June 30, 2002                     8,043       8,143
  Capital surplus                           2,921       2,921
  Retained earnings                         7,181       6,796
                                           18,145      17,860
  Net unrealized gain on securities
   available for sale                         403         316
                                           18,548      18,176
                                         $160,503    $155,543

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (un-audited)
   (Dollar Amounts in Thousands Except Per-Share Data)


                      For the three   For the six
                      months ended    months ended    Year End
                        June 30          June 30      December
                      2002    2001     2002     2001      2001
Interest and dividend revenue
  Loans, including fees
                    $2,060  $2,214   $4,079   $4,422    $8,650
  U.S. Treasury securities
                         0      12        0       25        38
  Government Agencies Securities
                       444     344      902      700     1,512
  Municipal Securities   0       0        0        0         0
  Federal funds sold     7      67       17      135       209
  Deposits with banks    0       0        0        0         0
  Equity securities      6      10       12       18        30
        Total interest and dividend revenue
                     2,517   2,647    5,010    5,300    10,440

        Total interest expense
                       775   1,092    1,573    2,203     4,105

        Net interest income
                     1,742   1,555    3,437    3,097     6,335

Provision for credit losses
                        25      24       43       61        61

        Net interest income after provision for credit losses
                     1,717   1,531    3,394    3,036     6,274

Other operating revenue
  Service charges on deposit accounts
                       147     146      285      281       649
  Miscellaneous revenue 42      50      111      124       101
        Total other operating revenue
                       189     196      396      405       750
Other expenses
  Salaries and employee benefits
                       611     574    1,214    1,131     2,296
  Occupancy             55      48      101       95       196
  Furniture and equipment
                        56      52      108      105       218
  Other operating      288     289      552      517     1,052
      Total other expenses
                     1,010     963    1,975    1,848     3,762

Income before income taxes
                       896     764    1,815    1,593     3,262
Income taxes           327     275      660      576     1,182

Net income            $569    $489   $1,155   $1,017    $2,080

Earnings per common share
                     $0.71   $0.59    $1.43    $1.22     $2.51

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (un-audited)
         (Dollar Amount in Thousands Except Per-Share Data)

                                      For the Six Months Ended
                                               June 30
                                             2002      2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                         $4,914    $5,139
  Other revenue received                       271      (155)
  Cash paid for operating expenses          (1,962)   (1,582)
  Interest paid                             (1,700)   (2,011)
  Taxes paid                                  (418)     (694)
                                             1,105       697
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, intangibles,
    and construction in progress               (50)     (191)
  Net customer loans repaid (advanced)      (6,105)   (3,752)
  Proceeds from sales and maturities of securities
    Available for sale                       2,605     5,017
    Held to maturity                             0         0
  Investment in securities available for sale    0    (6,281)
  Proceeds from other real estate                0         0
                                            (3,550)   (5,207)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in time deposits                 (310)    4,132
  Net change in other deposits               2,975      (207)
  Net change in repurchase agreements       (2,949)    1,497
  Advances under notes payable               5,000     1,497
  Cash paid to repurchase stock, net of proceeds
                                              (385)     (430)
  Dividends paid                              (486)     (468)
                                             3,845     4,524
NET INCREASE (DECREASE) IN CASH              1,400        14
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD  6,928     9,355
CASH AND EQUIVALENTS AT END OF PERIOD       $8,328    $9,369
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATION ACTIVITIES
  Net income                                $1,155    $1,017
  Adjustments
    Depreciation and amortization              121        97
    Provision for loan losses                   43        61
    Amortization of premiums and accretion
          of discounts                          (1)        7
    Loss(gains) on sales                         0        (2)
    Decrease (increase) in accrued interest
      Receivable and other assets             (127)     (292)
    Increase (decrease)
      Deferred origination fees and costs, net (24)     (130)
      Accrued Interest payable and other
          Liabilities                          (62)      (61)
                                            $1,105      $697

PEOPLES BANCORP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


1.          BASIS OF PRESENTATION

            The accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ending December 31, 2002 and 2001. For further information, refer to the financial statements and footnotes included in the annual report as of December 31, 2001.

2.          CASH FLOWS

            For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.          COMPREHENSIVE INCOME

            For the six months ended June 30, 2002 and 2001, total comprehensive income, net of taxes, was $1,242,000 and $1,245,000 respectively.

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


FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

          The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 28.29% at June 30, 2002 as compared to 27.95% at the same period last year. Another source of liquidity is a secured line of credit for $21,769,000 from the Federal Home Loan Bank of which $5,000,000 has been advanced leaving $16,769,000 available, as well as lines of credit in the amount of $8,000,000 from correspondent banks, namely, Bank of America and Allfirst Bank.

          Tier one capital ratios of the Bank, based on average assets for the six months ended June 30, 2002 and 2001 were 14.05% and 15.60%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

          At June 30, 2002, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a six month cumulative gap, as a percentage of interest-earning assets, of 2.3%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, liability sensitivity indicates that a higher dollar amount of liabilities re-price than assets and in a declining rate environment net interest income increases. On the other hand, if interest rates increase, then typically the net interest income should decline. The bank controls this matching of assets to liabilities to minimize interest rate risk while at the same time maximizing income.

RESULTS AND PLAN OF OPERATION

          Net income for the six months ended June 30, 2002, was $1,155,000, or $1.43 per share, compared to $1,017,000, or
$1.22 per share, for the first six months of 2001. Net income has increased approximately $138,000. This is due primarily because the gap between interest earned and interest expensed is increasing. Net interest income increased approximately $340,000. This increase is primarily due to a decrease of approximately $630,000 in deposit interest expensed offset by a decrease to loan interest income of approximately $343,000. Government security income has increased $202,000 even though balances have remained constant. This increase is attributed to reinvesting matured Security's with higher yielding securities. Federal Funds Sold income is down $118,000 because invested average daily balances and rates are down. The Bank has had growth in total assets of $4,960,000 as of June 30, 2002 compared to December 31, 2001.

          The Bank's loan portfolio increased from $107.2 million at December 31, 2001 to $113.3 million at June 30, As a result of reduced interest rates, loan income has decreased $343,000 or 7.76% from $4,422,000 for the first six months of 2001 to $4,079,000 for the first six months ended June 30, 2002. The Bank's provision for loan losses was $43,000 for the six months ended June 30, 2002 compared to $60,661 for the six months ended June 30, 2001. The allowance for loan losses was .95% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.


              ALLOWANCE FOR LOAN LOSSES
                                                   Year End
                                   June 30,2002     December
                                        2001          2001

Balance at beginning of year          $1,062,286    $,011,144
Loan losses:
  Commercial                                   0          644
  Mortgages                                    0            0
  Consumer                                19,159       15,625
                Total loan losses         19,159       16,269
Recoveries on loans previously charged off
  Commercial                                  63            0
  Mortgages                                    0            0
  Consumer                                   600        6,321
                Total loan recoveries        663        6,321
Net loan losses                           18,496        9,948
Provision for loan losses charged
       to expense                         43,000       61,090
Balance                                1,086,790    1,062,286
Allowance for loan losses to loans
                Outstanding                 0.95%        0.98%

Net charge-offs to average loans            0.02%        0.01%

          As a result of declining interest rates, interest expense has reduced even though balances have increased. Interest earning deposit balances have increased approximately $637,000 from $106,205,000 as of December 31, 2001 compared to
$106,842,000 at June 30, 2002.

          Non-interest expense increased $127,000 to
$1,975,000 for the six months ended June 30, 2002, from
$1,848,000 for the six months ended June 30, 2001.  The
increase was primarily related to the increases in salaries
and benefits of $83,000 and other operating expenses of
$35,000.  The increase in salaries and benefits was due to
annual salary increases.   Income tax expense is up $84,000
over the same period last year.

          The company's assets ended the first six months of 2002 at $160.5 million, an increase of $5.0 million or 3.15% from $155.5 million at December 31, 2001. This increase can be attributed primarily to an increase in the Banks loans of $6.1 million.

          The bank's permanent office at their branch location in Millington, Kent County, Maryland is now operational. The completed cost is approximately $575,000. The branch has 2584 square feet of office/teller space and is staffed with four employees. As a result of this expansion, operation expenses in 2002 are expected to increase.

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

          The Bank employed sixty-five full time equivalent employees during the second quarter of 2002. The Company employs no employees outside those hired by the Bank.

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


MARKET RISK

          Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $4,609, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to re-price its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART II - Other Information


Item 1     Legal Proceedings
           Not applicable

Item 2     Changes in Securities
           The Bancorp previously adopted a policy of purchasing stock from existing stockholders.
           During the present quarter no shares of stock were purchased.

Item 3     Defaults Upon Senior Securities
           Not applicable

Item 4 Submission of Matters to a Vote of Security Holders The slate of directors proposed in the Proxy Statement dated March 29, 2002 were elected at the annual stockholders meeting held on May 15, 2002. The selection of Rowles & Company as our 2002 Independent auditing and accounting firm for tax purposes was also approved at the meeting.

Item 5     Other information
           Not applicable.

Item 6     Exhibits and Reports on Form 8-K
      a)   Exhibits
           1. Proxy Statement dated March 29, 2002, is incorporated by reference.
           2. Registration statement dated May 1, 1998, is incorporated by reference.

      b)   Reports on Form 8-K
           There were no reports on Form 8-K filed for the quarter ended June 30, 2002.

    CERTIFICATION OF CHAIRMAN AND PRINCIPAL EXECUTIVE AND
                   FINANCIAL OFFICER
                Pursuant to 18 U.S.C. 1350
      (Section 906 of the Sarbanes-Oxley Act of 2002)



We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form
10-Q for the period ended June 30, 2002 of the Registrant (the
"Report"):

     a)    The Report fully complies with the requirements of
           Section 13(a) or 15(d) of the Securities Exchange
           Act of 1934, as amended; and

     b) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                  PEOPLES BANCORP, INC.


Date: __AUGUST 12, 2002__         By:__/S/ E. ROY OWENS____
                                     E. Roy Owens
                                     Chairman

Date: __AUGUST 12, 2002__         By:__/S/ THOMAS G. STEVENSON
                                     Thomas G. Stevenson
                                     President,
                                     Chief Executive Officer
                                     and Chief Financial
                                     Officer