Form 10QSB
period 2002-09-30
PEOPLES BANCORP INC/MD
filed 2002-11-12
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC  20549

                       FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE QUARTER ENDED SEPTEMBER 30, 2002

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION
        PERIOD FROM __________________ TO _________________

             Commission File Number:  0001060244

                  PEOPLES BANCORP, INC.
     (Exact name of issuer as specified in its charter)

_______Maryland________  ____________52-2027776____________
(State of incorporation)(I.R.S. Employer Identification No.)

 P. O. Box 210, 100 Spring Street, Chestertown, Maryland 21620
         (Address of principal executive offices)

              _______(410) 778-3500______
              (Issuer's telephone number)

_______________________Not Applicable________________________
  (Former name, former address and former fiscal year, if
               changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         YES_____X_____               NO___________


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The registrant has 801,304 shares of common stock ($10.00 par) outstanding as of November 1, 2002.


Transitional Small Business Disclosure Format (check one)
         YES___________                NO____X____

[   ] Accelerated Filer in accordance to SEC and
      Sarbanes-Oxley Act

PEOPLES BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
INDEX


Part I  -   Financial Information                        Page

    Item 1  Financial Statements
            Consolidated Statements of Condition            3
            Consolidated Statements of Income               4
            Consolidated Statements of Cash Flows           5
            Notes to Financial Statements                   6

    Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operation            7-9

    Item 3  Controls and Procedures                        10


Part II -   Other Information
    Item 1  Legal Proceedings                              11
    Item 2  Changes in Securities                          11
    Item 3  Defaults Upon Senior Securities                11
    Item 4  Submission of Matters to a Vote of
                 Security Holders                          11
    Item 5  Other Information                              11
    Item 6  Exhibits and Reports on Form 8-K               11

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF CONDITION
       (Dollar Amounts In Thousands)
                                     (un-audited)
                                     September 30 December 31,
                                          2002           2001
                          ASSETS
Cash and due from banks                    $3,575       $4,746
Federal funds sold                            693        2,182
Interest-bearing deposits                       0            0
Investment securities
            available for sale             32,423       33,803
Investment securities held to maturity
  (approximate fair value of $2,097
   and $2,125)                              2,029        2,039
Loans, less allowance for credit losses
  of $1,147 and $1,062                    119,301      107,288
Premises and equipment                      3,454        3,566
Accrued interest income                     1,130          995
Federal Home Loan Bank Stock                  386          386
Other real estate owned                         0            0
Other assets                                  517          538
                                         $163,508     $155,543
           LIABILITIES AND STOCKHOLDER'S EQUITY
Deposits
  Non-interest-bearing                    $22,373      $19,989
  Interest-bearing                        109,716      106,205
                                          132,089      126,194
Fed funds purchased and
     repurchase agreements                  5,114       10,395
Other borrowed money                        6,400            0
Accrued interest payable                      352          461
Deferred income taxes                         307           66
Accrued expenses                               17           62
Other liabilities                             203          189
                                          144,482      137,367
Stockholders' equity
  Common stock, par value $10 per share authorized
  876,000 shares, issued and outstanding
  801,304 shares as of September 30, 2002   8,013        8,143
  Capital surplus                           2,921        2,921
  Retained earnings                         7,395        6,796
                                           18,329       17,860
  Net unrealized gain on securities
   available for sale                         697          316
                                           19,026       18,176
                                         $163,508     $155,543

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME     (un-audited)
(Dollar Amounts in Thousands Except Per-Share Data)
                        For the three   For the nine
                         months ended   months ended  Year End
                         September 30   September 30  December
                         2002    2001    2002    2001     2001
Interest and dividend revenue
  Loans, including fees $2,100  $2,137  $6,179  $6,559  $8,650
  U.S. Treasury securities   0      13       0      38      38
  Government Agencies Securities
                           409     380   1,311   1,080   1,512
  Municipal Securities       0       0       0       0       0
  Federal funds sold        20      59      37     194     209
  Deposits with banks        0       0       0       0       0
  Equity securities          6       7      18      25      30
          Total interest and dividend revenue
                         2,535   2,596   7,545   7,896  10,440

   Total interest expense  817   1.033   2,390   3,236   4,105

   Net interest income   1,718   1,563   5,155   4,660   6,335

Provision for credit losses 75       0     118      61      61
   Net interest income after provision for credit losses
                         1,643   1,563   5,037   4,599   6,274

Other operating revenue
  Service charges on deposit accounts
                           169     138     454     419     649
  Miscellaneous revenue     42      27     115     151     101
     Total other operating revenue
                           211     165     607     570     750
Other expenses
  Salaries and employee benefits
                           611     585   1,825   1,716   2,296
  Occupancy                 58      49     159     144     196
  Furniture and equipment   49      50     157     155     218
  Other operating          268     229     820     746   1,052
     Total other expenses  986     913   2,961   2,761   3,762

Income before income taxes 868     815   2,683   2,408   3,262
Income taxes               314     295     974     871   1,182

Net income                $554    $520  $1,709  $1,537  $2,080
         Earnings per
           common share  $0.69   $0.63   $2.13   $1.85   $2.51

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS (un-audited)
                                                   For the
                                             Nine Months Ended
                                                September 30
                                              2002      2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                         $7,386     $7,682
  Other revenue received                       605        350
  Cash paid for operating expenses          (2,857)    (2,080)
  Interest paid                             (2,499)    (3,100)
  Taxes paid                                  (913)    (1,281)
                                             1,722      1,571
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, intangibles,
    and construction in progress               (60)      (316)
  Net customer loans repaid (advanced)     (12,105)    (5,799)
  Proceeds from sales and maturities of securities
    Available for sale                       7,105      6,019
    Held to maturity                             0          0
  Investment in securities available for sale
                                            (5,096)    (9,313)
  Proceeds from other real estate                0          0
                                           (10,156)    (9,409)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in time deposits                1,981      2,981
  Net change in other deposits               3,914      2,873
  Net change in repurchase agreements       (5,281)      (705)
  Advances under notes payable               6,400          0
  Cash paid to repurchase stock               (505)      (631)
   Dividends paid                             (735)      (701)
                                             5,774      3,817
NET INCREASE (DECREASE) IN CASH             (2,660)    (4,021)
CASH AND EQUIVALENTS A BEGINNING OF PERIOD   6,928      9,355
CASH AND EQUIVALENTS AT END OF PERIOD       $4,268     $5,334

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES
  Net income                                $1,709     $1,537
  Adjustments Depreciation and amortization    182        144
    Provision for loan losses                  118         61
    Security discount accretion,
      net of premium Amortization                2         13
    Loss (gains) on security sales               0         (2)
    Decrease (increase) in accrued interest
      Receivable and other assets             (123)      (545)
    Increase (decrease)
      Deferred origination fees and costs, net (26)      (130)
      Accrued Interest payable and other liabilities
                                              (140)       493
                                            $1,722     $1,571

PEOPLES BANCORP, INC. AND SUBSIDIARY
Notes to Financial Statements


1.       Basis of Presentation

         The accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the quarters ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the years ending
December 31, 2002 and 2001. For further information, refer to the financial statements and footnotes included in the Company's annual report for the year ended December 31, 2001.


2.       Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.


3.       Comprehensive Income

         For the nine months ended September 30, 2002 and 2001, total comprehensive income, net of taxes, was $2,090,000 and $2,009,000 respectively.


4.       Commitments

         For purposes of reporting unused commitments, the following table represents un-funded obligations rounded to the approximate thousand dollar of obligation:


      Revolving home equity lines       $   2,619,000.00
      Commercial Real Estate            $   2,337,000.00
      Other unused commitments          $  12,120,000.00
      Commercial Letters of Credit      $   2,213,000.00

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I   FINANCIAL INFORMATION
Item 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION.

         This Report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements appear in a number of places in this Report and include all statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:(i) the Company's financing plans; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; and (iv) the declaration and payment of dividends. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors discussed herein and those factors discussed in detail in the Company's filings with the Securities and Exchange Commission.

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


FINANCIAL CONDITION LIQUIDITY AND SOURCES OF CAPITAL

         The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average quarterly liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 28.94% at September 30, 2002 as compared to 29.92% at the same period last year. Another source of liquidity is a secured line of credit for $21,769,000 from the Federal Home Loan Bank of which $5,000,000 has been advanced leaving $16,769,000 available, as well as lines of credit in the amount of $8,000,000 from correspondent banks, namely, Bank of America and Allfirst Bank.

         Tier one capital ratios of the Bank, based on average assets for the nine months ended September 30, 2002 and 2001 were 15.79% and 15.40%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

         At September 30, 2002, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a twelve month cumulative gap, as a percentage of interest-earning assets, of 4.16%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, asset sensitivity indicates that a higher dollar amount of assets re-price than liabilities and in a declining rate environment net interest income decreases. On the other hand, if interest rates increase, then typically the net interest income should increase. The bank controls this matching of assets to liabilities to minimize interest rate risk while at the same time maximizing income.

RESULTS AND PLAN OF OPERATION

         Net income for the nine months ended September 30, 2002, was $1,709,000, or $2.13 per share, compared to $1,537,000, or $1.85 per share, for the first nine months of Net income has increased approximately $172,000. This is due primarily because the gap between interest earned and interest expensed is increasing. Net interest income increased approximately $495,000. This increase is primarily due to a decrease of approximately $846,000 in deposit interest expensed offset by a decrease to loan interest income of approximately $380,000. Government security income has increased $193,000 even though balances have remained constant. This increase is attributed to reinvesting matured securities with higher yielding securities. Federal Funds Sold income is down $157,000 because invested average daily
balances and rates are down.   The Bank has had growth in
total assets of $7,965,000 as of September 30, 2002 compared to December 31, 2001.

         The Bank's loan portfolio increased from $107.2 million at December 31, 2001 to $119.3 million at September 30, 2002. As a result of reduced interest rates, loan income has decreased $380,000 or 5.79% from $6,559,000 for the first nine months of 2001 to $6,179,000 for the first nine months ended September 30, 2002. The Bank's provision for loan losses was $118,000 for the nine months ended September 30, 2002 compared to $60,661 for the nine months ended September 30, 2001. The allowance for loan losses was .96% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

               ALLOWANCE FOR LOAN LOSSES
                                                    Year End
                                  September 30,      December
                                     2001              2001
Balance at beginning of year         1,062,286      1,011,144
Loan losses:
  Commercial                            15,473            644
  Mortgages                                  0              0
  Consumer                              19,543         15,625
                Total loan losses       35,016         16,269
Recoveries on loans previously charged off
  Commercial                                63              0
  Mortgages                                  0              0
  Consumer                               1,520          6,321
                Total loan recoveries    1,583          6,321
Net loan losses                         33,433          9,948
Provision for loan losses charged
                to expense             118,000         61,090
Balance                              1,146,853      1,062,286
Allowance for loan losses to loans
                Outstanding               0.96%         0.98%

Net charge-offs to average loans          0.03%         0.01%


         As a result of declining interest rates, interest expense has reduced even though balances have increased. Interest-bearing deposit balances have increased approximately $3,511,000 from $106,205,000 as of December 31, 2001 compared to $109,716,000 at September 30, 2002.

         Non-interest expense increased $200,000 to $2,961,000 for the nine months ended September 30, 2002, from $2,761,000 for the nine months ended September 30, 2001. The increase was primarily related to the increases in salaries and benefits of $109,000 and other operating expenses of $74,000. The increase in salaries and benefits was due to annual salary increases.

         The 2002 third quarter earnings of $554,000 are higher than the 2001 third quarter earnings by $34,000. The major source of this increase in income is a $155,000 increase in net interest income offset by $75,000 increase in the loan loss provision and $39,000 increase in other operating expenses.

          The company's assets ended the first nine months of 2002 at $163.5 million, an increase of $8.0 million or 5.14% from $155.5 million at December 31, 2001. This increase can be attributed primarily to an increase in the Banks loans of $12.0 million offset by small decreases in securities and federal funds sold.

          The bank's permanent office at their branch location in Millington, Kent County, Maryland, is now operational. The completed cost is approximately $575,000. The branch has 2584 square feet of office/teller space and is staffed with four employees. As a result of this expansion, operation expenses for 2002 are expected to be higher than 2001 expenses.

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

         The Bank employed sixty-five full time equivalent employees during the third quarter of 2002. The Company employs no employees outside those hired by the Bank.

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


MARKET RISK

         Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of approximately $47,100, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to re-price its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I   FINANCIAL INFORMATION
Item 3   CONTROLS AND PROCEDURES.

         Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Part II   Other Information


Item 1.     LEGAL PROCEEDINGS
            Not applicable

Item 2.     CHANGES IN SECURITIES
            The Bank adopted a policy of purchasing stock from existing stockholders.
            During the present quarter 3,000 shares of stock were purchased.

Item 3.     DEFAULTS UPON SENIOR SECURITIES
            Not applicable

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS
            Not applicable

Item 5.     OTHER INFORMATION
            Not applicable.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
        a)  Exhibits
            1.    Proxy Statement dated May 29, 2002, is
                  incorporated by reference.
            2. Registration statement dated May 1, 1998, is incorporated by reference.

        b)  Reports on Form 8-K
            There were no reports on Form 8-K filed for the quarter ended September 30, 2001.

                   CERTIFICATION OF CHAIRMAN


Pursuant to 18 U.S.C. 1350
(Section 302 and 906 of the Sarbanes-Oxley Act of 2002)

I, E. Roy Owens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (August 15, 2002); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this [quarterly/annual] report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 Peoples Bancorp, Inc.


Date:_November 7, 2002___       By:__/S/ E. ROY OWENS_______
                                   E. Roy Owens
                                   Chairman

CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER


Pursuant to 18 U.S.C. 1350
(Section 302 and 906 of the Sarbanes-Oxley Act of 2002)

I, Thomas G. Stevenson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Peoples Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (August 15, 2002); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this [quarterly/annual] report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                Peoples Bancorp, Inc.


Date: __NOVEMBER 7, 2002__      By:__/S/ THOMAS G. STEVENSON_
                                   Thomas G. Stevenson
                                   President
                                   Chief Executive Officer
                                   And Chief Financial Officer