Form 10KSB
period 2002-12-31
PEOPLES BANCORP INC/MD
filed 2003-03-27
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549
                          Form 10-KSB

(Mark One)
__X__    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended DECEMBER 31, 2002

_____    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         [NO FEE REQUIRED]

          For the transition period from _______ to _______

                Commission File No. 000-24169

   __________________PEOPLES BANCORP, INC.____________________
(Exact name of registrant as specified in its Charter)

   _________Maryland_________              ___52-2027776____
  (State or other jurisdiction            (I.R.S. Employer
 of incorporation or organization)        Identification No.)

100 SPRING AVENUE, CHESTERTOWN, MARYLAND          21620
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code:  (410)778-3500

Securities registered under Section 12(b) of the Exchange Act:
                                  Name of each exchange
     Title of each class           on which registered
             None                          None

Securities registered under Section 12(g) of the Exchange Act:
                    ____COMMON STOCK____
                      (Title of Class)

Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes __X__  No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State small business issuer's revenues for its most recent
fiscal year:  $10,902,936

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on December 31, 2002, was $24,065,080. This calculation is based upon an estimation by the Company's Board of Directors of fair market value of the Common Stock of $40.00 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 15, 2003, 796,304 shares of the small business issuer's common stock were issued and outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE
The Company's Annual report to Shareholders for the year ended December 31, 2002, is incorporated by reference in this Form 10-KSB in Part II Item 5, Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Shareholders to be held in 2003, is incorporated by reference in this Form 10-KSB in
Part III, Item 9, Item 10, Item 11, and Item 12.

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

EMPLOYEES

     As of December 31, 2002, the Bank employed 66 full-time equivalent employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. Employees of the Bank are not represented by any collective bargaining unit. Relations with employees are considered to be good.

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

     INVESTMENT, CONTROL, AND ACTIVITIES. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

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

     The Gramm-Leach-Bliley Act, enacted in 1999, repeals the restrictions on banks affiliating with securities firms contained in the Glass-Steagall Act. The Act also permits bank holding companies to engage in a statutorily provided list of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities. The Act also authorizes activities that are "complementary" to financial activities. The Act intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis but the Act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies.

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

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that each insured depository institution shall be evaluated by its primary federal regulator with respect to its record in meeting the credit needs of its local community, including low-and moderate-income neighborhoods, consistent with the safe and sound operation of those institutions.
These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. The Bank received a satisfactory rating in its most recent evaluation.

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

DEPOSIT INSURANCE

     The deposits of the Bank are currently insured to a maximum of $100,000 per depositor, subject to certain aggregation rules. The FDIC establishes rates for the payment of premiums by federally insured banks and thrifts for deposit insurance. Separate insurance funds (BIF and SAIF) are maintained for commercial banks and thrifts, with insurance premiums from the industry used to offset losses from insurance payouts when banks and thrifts fail. The Bank currently pays no FDIC insurance since the BIF is adequately funded. If the fund should dip below its statutory minimum, the FDIC would assess banks until the fund balance is restored. In addition to the FDIC assessment, banks are required to pay an assessment to the Financing Corporation
(FICO) to service the interest on its bond obligations. Any increase in deposit insurance premiums for banks will increase the Bank's cost of funds, and there can be no assurance that such costs can be passed on to the Bank's customers.

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

     FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. This capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2002, the Company and the Bank were qualified as "well capitalized." See "Item 6. Management's Discussion and Analysis or Plan of Operation - Capital." These capital guidelines can affect the Company in several ways. If a bank begins to grow at a rapid pace, capital infusion may be needed to boost capital. This
could impact the Company's ability to pay dividends.    Rapid
growth, deterioration of the loan portfolio performance, poor earnings or a combination of these factors could change the current capital positions.

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

_____LOCATION____                   Approximate square footage
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2002.

                        PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Articles of Incorporation authorize it to issue up to 1,000,000 shares of the common stock.

     As of March 15, 2003, there were approximately 598 holders of record of the common stock and 796,304 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. The development of a trading market may be inhibited because insiders hold a large portion of the Company's shares. Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions.

     All outstanding shares of common stock of the Company are
entitled to share equally in dividends from funds legally
available, when, as, and if declared by the Board of
Directors.   The Company paid dividends of $1.23 per share in
2002, and $1.14 per share in 2001.

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

OVERVIEW

     Consolidated income of the Company is derived primarily from operation of the Bank. The 2002 net income was $2,255,432 compared to $2,080,395 for 2001. This produced a return on average equity of 12.43% and return on average assets of 1.41% for 2002, compared to returns of 11.66% and 1.43%, respectively for 2001.

RESULTS OF OPERATIONS

     The Company reported net income of $2,255,432, or $2.80 per share, for the year ended December 31, 2002, which was an increase of $175,037 or 8.41%, over the net income of $2,080,395, or $2.51 per share, for the year ended December
31, 2001.

     Net interest income increased $576,396 or 9.10%, to $6,911,935 in 2002, from $6,335,539 in 2001. This increase in net interest income was the result of a decrease in interest expense of $937,012 offset by a decrease of $360,616 in interest revenue. Net interest income increased primarily because the balance of interest-earning assets grew faster than the balance of deposits and borrowed funds. The yield on interest-earning assets decreased to 6.72% in 2002, from 7.71% in 2001, while the combined effective rate on deposits and borrowed funds decreased to 2.64% from 3.79% for the same period.

     The provision for loan losses was $133,000 in 2002, an increase of $71,910 from the $61,090 provision in 2001. The increased provision is primarily the result of an increase in net loan losses of $25,428 in 2002 from $9,948 for December 31, 2001 compared to $35,376 for December 31, 2002.

     Noninterest income and noninterest expense increased by 7.54% and 7.45%, respectively during 2002, compared to 2001. Discussion of these items is presented later under their respective headings.

NET INTEREST INCOME

     The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the Company's funding sources. The table "Average Balances, Interest, and Yield" which follows shows the Company's average volume of interest-earning assets and interest-bearing liabilities for 2002 and 2001, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table "Analysis of Changes in Net Interest Income" shows the amount of net interest income change from rate changes and from activity changes.

     The key performance measure for net interest income is the "net margin on interest-bearing assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2002 was 4.63% compared to 4.70% for 2001. Management of the Company expects to maintain a net margin on interest-earning assets of 4.50% or higher. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.

           AVERAGE BALANCES, INTEREST, AND YIELD

       For the Year Ended             For the Year Ended
        December 31, 2002              December 31, 2001
    Average                        Average
    Balance    Interest Yield      balance    Interest  Yield

ASSETS
Federal funds sold
   3,115,857     49,467  1.59%     5,148,254    209,463  4.07%
Interest-bearing deposits
      78,172      1,269  1.62%        71,244      2,847  4.00%
Investment securities:
  U. S. Treasury
           0          0  0.00%       740,794     39,996  5.40%
  U. S. government agency
  33,864,631  1,788,318  5.28%    27,040,783  1,584,567  5.86%
  Other
     385,700     23,028  5.97%       385,700     28,813  7.47%
   Total investment securities
  34,250,331  1,811,346  5.29%    28,167,277  1,653,376  5.87%
Loans:
  Demand and time
  21,392,510  1,469,628  6.87%    19,646,100  1,722,131  8.77%
  Mortgage
  89,738,795  6,502,107  7.25%    81,323,002  6,598,809  8.11%
  Installment
   3,921,979    341,148  8.70%     3,374,651    344,642 10.21%
   Total loans
 115,053,284  8,312,883  7.23%   104,343,753  8,665,582  8.30%
Allowance for loan losses
   1,098,600                       1,052,627
   Total loans, net of allowance
 113,954,684  8,312,883  7.29%   103,291,126  8,665,582  8.39%
Total interest-earning assets
 151,399,044 10,174,965  6.72%   136,677,901 10,531,268  7.71%
Non-interest-bearing cash
   3,740,165                       3,604,045
Premises and equipment
   3,511,848                       3,329,600
Other assets
   1,594,911                       1,570,609
        Total assets
 160,245,968                     145,182,155

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing Deposits
  Savings and NOW deposits
  34,660,395    327,951  0.95%    31,093,239    546,506  1.76%
  Money market and supernow
  13,138,727    147,544  1.12%    11,614,424    254,126  2.19%
  Other time deposits
  61,099,425  2,550,501  4.17%    57,193,051  3,039,671  5.31%
Total interest-bearing deposits
 108,898,547  3,025,996  2.78%    99,900,714  3,840,303  3.84%
Borrowed funds
  11,120,681    141,945  1.28%     8,336,667    264,650  3.17%
Total interest-bearing liabilities
 120,019,228  3,167,941  2.64%   108,237,381  4,104,953  3.79%
Noninterest-bearing deposits
  21,574,371                      18,210,915
 141,593,599                     126,448,296
Other liabilities
     511,082                         889,819
Stockholders' equity
  18,141,287                      17,844,040
     Total liabilities and stockholders equity
 160,245,968                     145,182,155
Net interest spread
                         4.08%                           3.92%
Net interest income
              7,007,024                       6,426,315
Net margin on interest-earning assets
                         4.63%                           4.70%
Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis.


        ANALYSIS OF CHANGES IN NET INTEREST INCOME
    Year ended December 31,       Year ended December 31,
    2002 compared with 2001       2001 compared with 2000
        variance due to               variance due to
    Total      Rate     Volume     Total    Rate    Volume
EARNING ASSETS
  Interest-bearing deposits
   (1,578)    (1,855)       277        361      (382)     743
  Federal funds sold
 (159,996)   (77,277)   (82,719)   (90,887) (115,426)  24,539
  Investment securities:
    U. S. Treasury
  (39,996)         0    (39,996)   (47,665)    1,440  (49,105)
    U. S. government agency
  203,751   (196,126)   399,877     23,311       820   22,491
    Other
   (5,785)    (5,785)         0     (2,526)   (2,526)       0
  Loans:
    Demand and time
 (252,503)   405,663)   153,160     (5,065) (231,502) 226,437
    Mortgage
  (96,702)  (779,223)   682,521    176,554  (345,589) 522,143
    Installment
   (3,494)   (59,376)    55,882    (11,562)  (41,761)  30,199
        Total interest revenue
 (356,303)(1,525,305) 1,169,002     42,521  (734,926) 777,447

INTEREST-BEARING LIABILITIES
  Savings and NOW deposits
 (218,555)  (281,337)    62,782   (170,043) (176,444)   6,401
  Money market and supernow
 (106,582)  (139,964)    33,382    (55,131)  (68,324)  13,193
  Other time deposits
 (489,170)  (696,598)   207,428    346,128    78,040  268,088
  Other borrowed funds
 (122,705)  (210,958)    88,253   (146,168) (118,874) (27,294)
        Total interest expense
 (937,012)(1,328,857)   391,845    (25,214) (285,602) 260,388

NET INTEREST INCOME
  580,709   (196,448)   777,157     67,735  (449,324) 517,059

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis.
The variance that is both rate/volume related is reported with the rate variance.

FOURTH QUARTER RESULTS (rounded to nearest thousands except
                                       per share data)

     Net income for the Company for three months ended December 31, 2002, was $546,000, compared to $543,000 for the corresponding period in 2001. Earnings per share for the fourth quarters of 2002 and 2001 were $.68 and $.66, respectively. Increases in net interest income and noninterest income for the three months ended December 31, 2002, compared to the corresponding period in 2001 were offset by increased noninterest expenses and income taxes.

     The increase in net interest income after provision for loan losses of $67,000, from $1,675,000 for the three months ended December 31, 2001, to $1,742,000 for the three months ended December 21, 2002, was due primarily to the faster repricing of deposits than loans and securities. Interest revenue decreased $9,000 while interest expense decreased $91,000 during the fourth quarter of 2002 compared to the fourth quarter of 2001.

     Noninterest income increased $19,000 to $199,000 for the fourth quarter of 2002, from $180,000 for the fourth quarter of 2001. This increase was due primarily to the increase in service charges as a result of an increased volume of deposits.

     Total noninterest expense increased $79,000 to $1,081,000 for the quarter ended December 31, 2002, from $1,002,000 for the corresponding 2001 quarter. The increase was primarily related to the increase of salaries and benefits. The Company incurred greater other operating expenses due to increased data processing services and as the result of celebrating the opening of its permanent branch in Millington.

COMPOSITION OF LOAN PORTFOLIO

     Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $113,954,684 and $103,291,126 during 2002 and 2001, respectively, which constituted 75.27% and 75.57% of average interest-earning assets for the respective periods. At December 31, 2002, the Company's loan to deposit ratio was 86.51% compared to 85.02% at December 31, 2001, while the 2002 average loans to average deposits was 87.34%. The securities sold under agreements to repurchase function like deposits with the securities providing collateral in place of the FDIC insurance. The Company's ratio of loans to deposits plus repurchased agreements was 83.06% as of December 21, 2002 compared to 78.55% as of December 31, 2001. The Company extends loans primarily to customers located in and near Kent, Queen Anne's and Cecil Counties, Maryland. There are no industry concentrations in the Company's loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and the real estate market in the region will influence its performance.

     The following table sets forth the composition of the Company's loan portfolio as of December 31, 2002 and 2001, respectively.

             COMPOSITION OF LOAN PORTFOLIO
                                    December 31,
                              2002                2001
                                 Percent              Percent
                        Amount  of total     Amount  of total
Commercial            20,448,319  16.93%   17,973,414  16.57%
Real estate - residential
                      40,930,186  33.90%   38,064,123  35.10%
Real estate  - commercial
                      46,289,177  38.33%   41,649,706  38.41%
Construction           6,637,195   5.50%    4,733,073   4.36%
Consumer               6,449,427   5.34%    6,022,091   5.56%
      Total loans    120,754,304 100.00%  108,442,407 100.00%
Less deferred fees, net of deferred costs
                          59,214               92,037
Less allowance for credit losses
                       1,159,910            1,062,286
      Net loans      119,535,180          107,288,084


     The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2002.

LOAN MATURITY SCHEDULE AND SENSITIVITY TO CHANGES IN INTEREST
RATES
                             December 31, 2002
                 One year     Over one    Over five
                  or less   through five    years     TOTAL
                                years
Commercial      19,752,517     627,154      68,648  20,448,319
Real estate  - residential
                12,033,321  28,896,865           0  40,930,186
Real estate  - commercial
                20,036,109  26,052,737     200,331  46,289,177
Construction     6,477,195     160,000           0   6,637,195
Consumer         3,687,525   2,721,901      40,001   6,449,427
      Total     61,986,667  58,458,657     308,980 120,754,304

Fixed interest rate
                31,432,933  56,032,262     213,692  87,678,887
Variable interest rate
                30,553,734   2,426,395      95,288  33,075,417
      Total     61,986,667  58,458,657     308,980 120,754,304

     As of December 31, 2002, $33,075,417, or 27.39%, of the
total loans were either variable rate loans or loans written on demand.

     The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2002 and 2001, respectively.

                                        2002        2001
  Check loan lines of credit          554,452     451,065
  Mortgage lines of credit          5,242,987   7,227,050
  Commercial lines of credit        7,286,016   6,758,878
  Construction loan commitments     5,542,389   1,943,438
  Standby letters of credit         1,682,896   1,101,418
                Total              20,308,740  17,481,849

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

     The table "Allocation of Allowance for Loan Losses" which follows shows the specific allowance applied by loan type and also the general allowance included in the December 31, 2002 and 2001, allowance for loan losses.

            ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                        2002               2001
Ccommercia            131,735  11.36%     143,574   13.52%
Real estate           458,353  39.52%     360,990   33.98%
Consumer               98,988   8.53%      95,370    8.98%
Unallocated           470,834  40.59%     462,352   43.52%
        Total       1,159,910 100.00%   1,062,286  100.00%

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of December 31, 2002 and 2001, the allowance for loan losses compared to gross loans was 0.96% and 0.98%, respectively.

                 ALLOWANCE FOR LOAN LOSSES
                                      2002        2001
Balance at beginning of year       1,062,286    1,011,144
Loan losses:
  Commercial                          15,473          644
  Mortgages                                0            0
  Consumer                            21,786       15,625
                Total loan losses     37,259       16,269

Recoveries on loans previously charged off
  Commercial                              63            0
  Mortgages                                0            0
  Consumer                             1,820        6,321
                Total loan recoveries  1,883        6,321

Net loan losses                       35,376        9,948
Provision for loan losses charged to expense
                                     133,000       61,090
Balance at end of year             1,159,910    1,062,286

Allowance for loan losses to loans outstanding
 at end of year                         0.96%        0.98%

Net charge-offs to average loans        0.03%        0.01%

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

     The Company had nonperforming loans of $281,853 and $201,319 at December 31, 2002 and 2001, respectively. Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. Nonperforming asset totals at December 31, 2002 and 2001 were the same as nonperforming loan totals. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 2002 and 2001.

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

     Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 31.57% of average deposits for 2002, compared to 31.32% for 2001.

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

     The interest rate sensitivity position at December 31, 2002, is presented in the table "Interest Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. The Company was liability-sensitive for the first twelve-month time horizon and asset-sensitive thereafter. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

                INTEREST SENSITIVITY ANALYSIS
                       December 31, 2002
    Within  After three    After one
    three    but within    but within    after
    months  twelve months  five years  five years    Total
ASSETS
Earning assets
  Interest-bearing deposits
     32,117           0           0           0       32,117
  Federal funds sold
  3,651,802           0           0           0    3,651,802
  Investment securities available for sale
  3,016,412   3,063,167  27,284,891           0   33,364,470
       held to maturity
          0   2,003,782           0      23,219    2,027,001
  Loans
 43,450,950  18,535,717  58,458,657     308,980  120,754,304
Total earning assets
 50,151,281  23,602,666  85,743,548     332,199  159,829,694
LIABILITIES
Interest-bearing liabilities
  Money market and Supernow
 15,736,489           0           0           0   15,736,489
   Savings and NOW deposits
 35,946,969           0           0           0   35,946,969
   Certificates $100,000 and over
  2,105,720   1,557,700  13,066,772           0   16,730,192
   Certificates under $100,000
  4,584,213   8,381,325  34,024,946      30,847   47,021,331
   Securities sold under agreements to repurchase
  5,178,314           0     549,000           0    5,727,314
   Notes payable
  1,000,000   3,000,000   1,000,000           0    5,000 000
Total interest-bearing liabilities
 64,551,705  12,939,025  48,640,718      30,847  126,162,295
Period gap
(14,400,424) 10,663,641  37,102,830     301,352   33,667,399
Cumulative gap
(14,400,424) (3,736,783) 33,366,047  33,667,399   33,667,399
Ratio of cumulative gap to total earning assets
      (9.01)%     (2.34)%     20.88%      21.06%       21.06%


     The table "Investment Securities Maturity Distribution and Yields" shows that as of December 31, 2002, $8,083,361 of the investment portfolio matures in one year or less. A substantial portion of the balance of the debt securities matures within five years. The funds invested in federal funds sold provide liquidity. Other sources of liquidity include lines of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines of credit available from correspondent banks at December 31, 2002, were $5,000,000. Additionally, the Company has a partially funded line of credit from the Federal Home Loan Bank of Atlanta. This line is secured by the residential mortgages of the Bank.

   INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                                2002               2001
                         Carrying Year-end   Carrying Year-end
                           Value    yield      value    yield
U.S. government agency
  One year or less        8,083,361  5.78%    8,279,204  5.95%
  Over one through five
            Years        27,284,891  4.30%   27,532,692  4.98%
  Over ten years             23,219  4.55%       30,016  6.03%
Total U.S. government agency
                         35,391,471  4.63%   35,841,912  5.20%
Total securities         35,391,471  4.63%   35,841,912  5.20%


DEPOSITS AND OTHER INTEREST BEARING LIABILITIES

     Average interest-bearing liabilities increased $11,781,847, or 10.89%, to $120,019,228 in 2002, from
$108,237,381 in 2001. Average interest-bearing deposits increased $8,997,833, or 9.01%, to $108,898,547 in 2002, from
$99,900,714 in 2001, while average demand deposits increased $3,363,456, or 18.47% to $21,574,371 in 2002, from $18,210,915 in 2001. At December 31, 2002, total deposits were $138,179,866, compared to $126,194,031 at December 31, 2001, an increase of 9.50%.

     The following table sets forth the deposits of the
Company by category as of December 31, 2002 and 2001,
respectively.
                            December 31,
                               2002              2001
                               Percent of          Percent of
                       Amount   deposits    Amount   deposits

Demand deposit accounts
                     22,744,885   16.46%   19,988,509   15.84%
Savings and NOW accounts
                     35,946,969   26.01    33,427,911   26.49
Money market and Supernow Accounts
                     15,736,489   11.39    12,523,758    9.92
Time deposits less than $100,000
                     47,021,331   34.03    43,854,013   34.75
Time deposits of $100,000 or more
                     16,730,192   12.11    16,399,840   13.00
    Total deposits  138,179,866  100.00%  126,194,031  100.00%

     Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets.
The Company's core deposits increased $11,655,483 during 2002. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The maturity distribution of the Company's time deposits over $100,000 at December 31, 2002 is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposits
of $100,000 or More
                      December 31, 2002
                            After six
                After three through
   Within three   through   twelve   After twelve
      Months    six months  Months     months       Total

Certificates of deposit of $100,000 or more
     2,105,720   845,800   711,900   13,066,772   16,730,192


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

NONINTEREST INCOME

     Noninterest income for 2002 was $806,226, compared to noninterest income in 2001 of 749,679, an increase of $56,547 or 7.54%. Service charge income increased because the volume of accounts increased. Service charges for debit cards increased 42.79% during 2002 to $71,696 as the cards are gaining acceptance by the Bank's customer base.

     The following table presents the principal components of noninterest income for the years ended December 31, 2002 and 2001, respectively.

                  NON-INTEREST INCOME

                                         2002       2001
Service charges on deposit accounts    612,119    648,965
Other non-interest revenue             194,107    100,714
  Total non-interest income            806,226    749,679

Non-interest income as a percentage
  of average total assets                 0.50%      0.52%

NONINTEREST EXPENSE

     Noninterest expense increased by $280,449, or 7.45%, from $3,761,902 in 2001 to $4,042,351 in 2002. The largest component of this increase was the 8.93% increase in compensation and related expenses from $2,295,816 in 2001 to $2,500,911 in 2002. This increase was due to annual raises and an increase of $51,552 in health insurance. Data processing and correspondent bank costs increased $70,865, or 19.92% primarily as a result of increased levels of service.

     The following table presents the principal components of noninterest expense for the years ended December 31, 2002 and 2001, respectively.

                 NON-INTEREST EXPENSE
                                           2002      2001

Compensation and related expenses       2,500,911   2,295,816
Occupancy expense                         208,735     196,309
Furniture and equipment expense           222,172     218,340
Advertising                                25,524      28,891
Data processing and correspondent
bank costs                                426,637     355,772
Director fees                             100,234      95,212
Insurance                                  24,440      21,722
Loan products                              26,326      23,165
Office supplies                            60,860      73,663
Postage                                    79,754      83,749
Printing and stationery                    51,977      41,065
Professional fees                          53,828      46,528
Public relations and contributions         50,486      54,639
Regulatory assessments                     34,647      32,865
Telephone                                  37,147      37,184
Other                                     138,673     156,982
  Total non-interest expense            4,042,351   3,761,902

Non-interest expense as a percentage
  of average total assets                    2.52%       2.59%

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

     At December 31, 2002 and 2001, the Company and the Bank exceeded their regulatory capital ratios, as set forth in the following table.

                ANALYSIS OF CAPITAL
                      2002        2001
            Required  Consolidated       Consolidated
            Minimums    Company       Bank   Company   Bank
Total risk-based capital ratio
               8.0%      16.8%        16.6%    17.3%   17.8%
Tier I risk-based capital ratio
               4.0%      15.9%        15.6%    16.2%   16.8%
Tier I leverage ratio
               4.0%      11.0%        10.8%    11.2%   11.5%

ACCOUNTING RULE CHANGES

     Summarized below are the accounting rule changes impacting financial institutions that were approved during 2002.

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

     FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement amends various earlier pronouncements addressing accounting for impairment of long-lived assets or disposal of long-lived assets or a business segment. It clarifies that a business segment treated as a discontinued operation should be evaluated for recognition of an impairment loss. The statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement were effective for years beginning after December 15, 2001.

     FASB Statement No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections rescinds the pronouncements referred to in the title and amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement have various effective dates but the latest effective date is for fiscal years beginning after May 15, 2002.

     FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when a liability is incurred, recognizing that a company's commitment to an exit plan may not create a liability. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.

     FASB Statement No. 147 Acquisitions of Certain Financial Institutions addresses guidance on accounting for the acquisition of a financial institution and applies to all acquisitions except those between two or more mutual enterprises. The Statement requires that the excess of fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a business combination represents goodwill that should be accounted for under FASB Statement No. 142, Goodwill and Other Intangible Assets. The effective date for the provisions of this statement is October 1, 2002.

     FASB Statement No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure amends FASB
Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In, addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The effective dates of parts of the Statement are for years ending after December 15, 2002 and parts for years beginning after December 15, 2002.

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

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

     Incorporated by reference in the section entitled
"Section 16(a) Beneficial Ownership Reporting Compliance", on page 8, in the Proxy Statement as filed with the Securities
Exchange Commission on March 27, 2003.

ITEM 10. EXECUTIVE COMPENSATION

     Incorporated by reference in the section entitled
"Executive Compensation", on page 7, in the Proxy Statement as filed with the Securities and Exchange Commission on March 27, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Incorporated by reference in the section entitled
"Stock Ownership", on pages 3 and 4, in the Proxy Statement as filed with the Securities and Exchange Commission on March 27, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference in the section entitled
"Information About The Board of Directors And It's
Committees", on pages 6, 7 and 8, in the Proxy Statement as filed with the Securities and Exchange Commission on March 27, 2003.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   (a)     Exhibits

       3.1   Articles of Incorporation of the Company
             (incorporated by reference to Exhibit 3.1 of Registration Statement Form S-4, File No. 33-
             99762).

       3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.2 of Registration Statement Form
             S-4, File No. 33-99762).

       13    Annual Report to Shareholders for the year ended
             December 31, 2002.

       21    Subsidiaries of the Company.

       99.1  Certification of Principal Executive Officer and
             Principal Financial Officer

   (b)     Reports on Form 8-K

             No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2002.

ITEM 14.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

     Within the ninety days prior to the date of this report, the Company's management performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures and its internal controls and procedures for financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms issued by the Securities and Exchange Commission. As part of these controls, a system has been developed to accumulate information that may require disclosure. Management reviews the accumulated information to determine the nature of the disclosure required.

The objectives of internal controls are to provide management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with generally accepted accounting principles. When developing a system of internal controls, management will weigh the benefits of controls relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of inherent limitations in any internal controls, errors or irregularities may occur and not be detected. Also, projection of any evaluation of the controls to future periods is subject to the risk that procedures may become inadequate because of changes in conditions or that the degree of compliance with the procedures may deteriorate.

CONCLUSIONS

     Based upon the evaluation of controls the President and the CFO have concluded that Company's Disclosure Controls are effective in timely alerting them to material information relating information required to be included in the periodic SEC filings, and that the Company's Internal Controls are effective to provide reasonable assurance that the financial statements are fairly presented in conformity with generally accepted accounting principles.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's
Internal Controls or in other factors that could significantly affect those Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                        SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PEOPLES BANCORP, INC.
                                 (Registrant)

Date:__MARCH 26, 2003__       By:_/S/ THOMAS G. STEVENSON____
                              Thomas G. Stevenson
                              President, Chief Executive
                              Officer and Chief Financial
                              Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:__MARCH 26, 2003__       By:_/S/ ROBERT W. CLARK, JR.____
                              Robert W. Clark, Jr., Director

Date:__MARCH 26, 2003__       By:_/S/ LAMONTE E. COOKE________
                              LaMonte E. Cooke, Director

Date:__MARCH 26, 2003__       By:_/S/ GARY B. FELLOWS_________
                              Gary B. Fellows, Director

Date:__MARCH 26, 2003__       By:_/S/ HERMAN E. HILL, JR._____
                              Herman E. Hill, Jr., Director

Date:__MARCH 26, 2003__       By:_/S/ ELMER E. HORSEY_________
                              Elmer E. Horsey, Director

Date:__MARCH 26, 2003__       By:__/S/ ARTHUR E. KENDALL______
                              Arthur E. Kendall, Director

Date:__MARCH 26, 2003__       By:_/S/ P. PATRICK MCCLEARY_____
                              P. Patrick McCleary, Director

Date:__MARCH 26, 2003__       By:_/S/ROBERT A. MOORE__________
                              Robert A. Moore, Director

Date:__MARCH 26, 2003__       By:_/S/ E. ROY OWENS____________
                              E. Roy Owens, Chairman

Date:__MARCH 26, 2003__       By:_/S/ ALEXANDER P. RASIN, III_
                              Alexander P. Rasin, III,Director

Date:__MARCH 26, 2003__       By:_/S/ STEFAN R. SKIPP_________
                              Stefan R. Skipp, Director

Date:__MARCH 26, 2003__       By:_/S/ THOMAS G. STEVESON______
                              Thomas G. Stevenson, President,
                              CEO, CFO and Director

Date:__MARCH 26, 2003__       By:_/S/ ELIZABETH A. STRONG_____
                              Elizabeth A. Strong, Director

Date:__MARCH 26, 2003__       By:_/S/ WILLIAM G. WHEATLEY_____
                              William G. Wheatley, Director



                     CERTIFICATION

I, Thomas G. Stevenson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Peoples Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
     13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:__MARCH 26, 2003__       By __/S/ THOMAS G. STEVENSON____
                              Thomas G. Stevenson, President
                              (Principal Executive Officer)










                            EXHIBIT 13

                   ANNUAL REPORT TO SHAREHOLDERS
                 FOR THE YEAR ENDED DECEMBER 31, 2002





                 PEOPLES BANCORP, INC. AND SUBSIDIARY
                           TABLE OF CONTENTS


DIRECTORS, OFFICERS AND OTHER PERSONNEL

LETTER TO THE SHAREHOLDERS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL HIGHLIGHTS AND COMMITTEES

FINANCIAL STATEMENTS

 BALANCE SHEETS

 STATEMENTS OF INCOME

 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

 STATEMENTS OF CASH FLOWS

 NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS


          PEOPLES BANK OF KENT COUNTY, MARYLAND
                  BOARD OF DIRECTORS

Robert W. Clark, Jr.         E. Roy Owens
Betterton, Maryland          Chestertown, Maryland

LaMonte E. Cooke             Alexander P. Rasin, III
Chestertown, Maryland        Chestertown, Maryland

Olin S. Davis, Jr.*          Stefan R. Skipp
Galena, Maryland             Arnold, Maryland

Gary B. Fellows              Thomas G. Stevenson
Millington, Maryland         Chestertown, Maryland

Herman E. Hill, Jr.          Elizabeth A. Strong
Rock Hall, Maryland          Chestertown, Maryland

Elmer E. Horsey              F. Burgess Tucker*
Chestertown, Maryland        Rock Hall, Maryland

Arthur E. Kendall            W. Howard Wheatley*
Rock Hall, Maryland          Chestertown, Maryland

P. Patrick McClary           William G. Wheatley
Chestertown, Maryland        Worton, Maryland

Robert A. Moore
Chestertown, Maryland              * Retired



              ______OFFICERS______

E. Roy Owens                  Cecil A. Nolan
Chairman                      Assistant Vice President

Thomas G. Stevenson           Stephanie L. Usilton
President & CEO & CFO         Assistant Vice-President

H. Lawrence Lyons             Suzanne M. Dean
Executive Vice President      Assistant Cashier
& Cashier

William G. Wheatley           Sheila M. Dwyer
Executive VicePresident       Assistant Cashier

Thomas A. Tucker              Grace M. Eyler
Senior Vice-President         Assistant Cashier

Terri L. Garvey               Sandra J. Joiner
Vice-President                Assistant Cashier

M. Kay McHenry                Jane W. Kennedy
Vice-President                Assistant Cashier

Ina P. Reed                   Ruth P. Morris
Vice-President & Auditor      Assistant Cashier

L. Susan Barnhardt            Kay B. Pinder
Assistant Vice President      Assistant Cashier

Debra A. Conner               Isabella V. Sampson
Assistant Vice President      Assistant Cashier

Harriet P. Creighton          Barbara L. Standridge
Assistant Vice-President      Assistant Cashier

R. Michael Hart               Denise M. Sudnick
Assistant Vice-President      Assistant Cashier

Eva W. Hickman                Jennifer J. Teat
Assistant Vice-President      Assistant Cashier

S. Henrietta Maloney          Robert A. Moore
Assistant Vice President      Secretary to the Board

Heidi L. Manning              H. Marie Brennan
Assistant Vice-President      Executive Secretary




                      BANKING SERVICES
AMERICAN EXPRESS SERVICES         KEOGH RETIREMENT PLANS
BILL PAYING SERVICE               LOANS, ALL TYPES
BUSINESS MANAGER                  MONEY MARKET ACCOUNTS
CERTIFICATES OF DEPOSIT           MONEY ORDERS
CHECKING ACCOUNTS                 NIGHT DEPOSIT SERVICES
CHRISTMAS CLUBS                   NOW ACCOUNTS
DEBIT CARDS                       SAFE DEPOSIT BOXES
DIRECT DEPOSIT PAYROLL            SAVINGS ACCOUNTS
DISCOUNT BROKERAGE SERVICES       SUPER NOW ACCOUNTS
DRIVE-IN SERVICE                  TELEPHONE BANKING
INDIVIDUAL RETIREMENT ACCOUNTS    TRAVELERS CHEQUES
INTERNET BANKING                  24 HOUR AUTOMATED BANKING
INVEST FINANCIAL CORPORATION      U.S.GOVERNMENT SAVINGS BONDS
     Annuities, Bonds, Life Insurance, Stocks, Mutual Funds VISA/MASTER CARD ACCOUNTS



                     OTHER PERSONNEL
Bonnie L. Allen             Charles J. Ashley, Sr.
Lauren B. Beauchamp         Margaret A. Black
Kristen L. Blockston        Jennifer P. Bonass
Stacey M. Boothe            Latonia D. Butler-Clark
Peggy M. Christian          Sally E. Coleman
Regina K. Crites            Betty J. Crouch
Sarah A. Darrah             Jayme L. Davidson
Janice L. Dey               Lauralea DiCamillo
Katie E. DiSano             Tammy L. Dlugoborski
Michael S. Downs            Julia A. Eckman
Donna H. Edwards            Brandi L. Elliott
Cade G. Fisher              Calvin A. Frazier
Anjanette S. Graves         Elizabeth M. Green
Mary M. Guseman             Margaret K. Hammer
Anita T. Hayes              Heather M. Jarrell
Mary A. Landa               Lori A. Larrimore
Tina P. Lusby               Lindsey McGinnes
S. Amanda Miller            Sandra M. Neiman
Shirley M. Nicholson        Tracy A. Piasecki
Donna L. Reese              Jessica M. Russo
Doris H. Schauber           Amanda L. Snyder
Sandra M. Squires           Joan E. Stevens
Sharon L. Sutton            Carol G. Taylor
Clara B. Taylor             Noralene H. Thomas
Heather D. Thompson         Joann T. Wagner
Shirley E. Warren           William Warren, Jr.
Alicin L. Wilson            Donald L. Yerkie


                     COMMITTEES

EXECUTIVE COMMITTEE
Robert A. Moore, Chairman
Two Directors (1)
E. Roy Owens
Thomas G. Stevenson

CAPITAL COMMITTEE
Alexander P. Rasin, III, Chairman
Stefan R. Skipp, Vice-Chairman
Robert W. Clark, Jr.
Elmer E. Horsey
E. Roy Owens
Thomas G. Stevenson
William G. Wheatley

INVESTMENT COMMITTEE
Stefan R. Skipp, Chairman
Elmer E. Horsey, Vice-Chairman
Gary B. Fellows
P. Patrick McClary
E. Roy Owens
Thomas G. Stevenson

AUDIT COMMITTEE
Robert A. Moore, Chairman
Elmer E. Horsey, Vice-Chairman
Robert W. Clark, Jr.
Gary B. Fellows
Arthur E. Kendall

PERSONNEL COMMITTEE
Elmer E. Horsey, Chairman
P. Patrick McClary, Vice-Chairman
LaMonte E. Cooke
Arthur E. Kendall
E. Roy Owens
Thomas G. Stevenson
Elizabeth A. Strong

PENSION COMMITTEE
Robert A. Moore, Chairman
Elmer E. Horsey, Vice Chairman
Thomas G. Stevenson
Elizabeth A. Strong

(1)  Rotate Quarterly




                                    March 3, 2003

Dear Shareholders, Customers and Friends:

     As most of you know, after more than forty-eight years in banking (including almost thirty one years with Peoples Bank of Kent County, Maryland), I retired from my active day-to-day responsibilities on January 1, 2003. Needless to say, this was a very difficult decision for me to experience after all these years. I can say that I am surely thankful that I chose the banking business as my career, and because of my genuine affection for banking led to the reason for my total tenure in this profession. I will also say that I was very fortunate to have great support from my subordinates and superiors, including our Board of Directors. You can be assured that I will never loose sight of the outstanding loyalty and support given to me over the years.

     My tenure at our bank has been especially rewarding because of the growth that I have seen take place since 1972, when total assets were slightly over $15,000,000 in contrast to $169,120,320 on December 31, 2002. In addition to the growth of our bank, I have had the good fortune of seeing three new full service branch sites constructed, one on Washington Avenue in Chestertown, Maryland, another on Route 213 in Galena, Maryland and our another (our newest) on Route 291 near Millington, Maryland. In addition to the additional branches, we acquired more land adjacent to our Main Office located at 100 Spring Avenue in downtown Chestertown, and have constructed an addition to that banking facility, including major renovations, with much improved drive-in service. In fact, we have Automated Teller Machines (ATMs) facilities at all of our branches, as well as drive-in services with convenient parking.

     In addition to adding new banking locations, we have installed several new programs, as well as new systems in order to provide much improved services to our customers. To name a few, we have initiated on-line teller services, telephone banking, personal computer (pc) banking, financial planning along with securities purchasing and selling and discount brokerage. If you have not had an opportunity to inquire about some of these newer services, I encourage you to stop into one of our locations and ask one our customer service representatives to acquaint you with their application to improved banking services.

     In relinquishing my executive day-to-day responsibility to our President, Thomas G. Stevenson, I could not have a better feeling about his abilities, knowledge and leadership in administering the responsibility of the Chief Executive Officer of our bank. He is truly a very caring person who loves his career with a very high degree of pride. I am confident that he will be an excellent leader of our bank. I am equally confident that his subordinates will support him with their loyalty and dedication as well.

     I look forward to serving our bank as Chairman for a little while longer, and I solicit your help and input in the promotion of quality community banking services that we enjoy delivering.

                                    Respectfully yours,



                                    E. Roy Owens
                                    Chairman







March 3, 2003

To our Stockholders, Customers, and Friends:

On behalf of the Board of Directors and the bank's employees, I am pleased to report on your company's financial highlights for the year ending December 31, 2002. Although you will find a more detailed analysis of the bank's financial condition and results of operations later on in this report, I will cover just a few of the major items here.

Our total assets grew by 8.72% to $169,120,320, a new year-end high, and this helped us to achieve record income of $2,255,432, an 8.41% increase over 2001. This performance was substantially driven by revenue associated with the growth of our loan portfolio by $12,247,096, or 11.42% and growth in fee income related to increased volumes of deposit accounts. Again, as you will note in the following pages, when we convert this increase in income to a per share basis, earnings per common share rose 11.55%, and boosted book value per share by 5.94%. Certainly, we have been fortunate considering the overall stock market performance of 2002.

All of this would not have been achievable without the dedication that each and every one of our staff has to Peoples Bank and to serving their community. Our growth is a result of their sincere effort to combine the best service with the best tools so that all of our customers can manage their financial affairs successfully.

This spirit leads us into another year, 2003, where the bank is positioned to continue its good performance. Deposits and loans continue to grow as well as internet, debit card, and ATM usage. We are optimistic that our financial planning services and non-depository financial products offered through our partnership with Invest Financial Corporation will continue to expand in the community. And, although our local economy and that of our nation's as a whole has been stressed by business and geo-political events outside of our control, we are confident that our vision to be "THE BEST PROVIDERS OF FINANCIAL PRODUCTS AND SERVICES IN OUR COMMUNITY AND DEDICATION TO MAINTAINING THE HIGHEST LEVEL OF CUSTOMER SATISFACTION THROUGH CONTINUOUS PROFESSIONAL AND PERSONAL IMPROVEMENT" will keep your investment in Peoples Bancorp, Inc., a valuable asset.

Finally, E. Roy Owens, Chairman and CEO, who led Peoples Bank for over 30 years, retired from his executive duties as of the end of the year, and will remain as Chairman. Mr. Owens came to Peoples Bank 31 years ago this month. The total assets of the bank were $15,294,630.13, now they are at $169,120,320.00.
This growth is the truest reflection of how successful Roy's leadership was in the bank, and how his dedication to the community was rewarded.

Roy has been my mentor, and has become a close friend. I hope that he and his wife, Marlene, enjoy a full, happy, and healthy retirement together, and I pray that we may follow in his foot-steps and continue to bring prosperity to Peoples
Bank, its employees, our community, and to you, our stockholders.

Thank you,


Thomas G. Stevenson
President & CEO





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

RESULTS OF OPERATIONS

     Consolidated income of the Company is derived primarily from operation of the Bank. The 2002 net income was $2,255,432 compared to $2,080,395 for 2001. This produced a return on average equity of 12.43% and return on average assets of 1.41% for 2002, compared to returns of 11.66% and 1.43%, respectively for 2001.

     Net interest income increased $576,396 or 9.10%, to $6,911,935 in 2002, from $6,335,539 in 2001. This increase in net interest income was the result of a decrease in interest expense of $937,012 offset by a decrease of $360,616 in interest revenue. Net interest income increased primarily because the balance of interest-earning assets grew faster than the balance of deposits and borrowed funds. The yield on interest-earning assets decreased to 6.72% in 2002, from 7.71% in 2001, while the combined effective rate on deposits and borrowed funds decreased to 2.64% from 3.79% for the same period.

     The provision for loan losses was $133,000 in 2002, an increase of $71,910 from the $61,090 provision in 2001. The increased provision is primarily the result of an increase in net loan losses of $25,428 in 2002 from $9,948 for December 31, 2001 compared to $35,376 for December 31, 2002.


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

     The key performance measure for net interest income is the "net margin on interest-bearing assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2002 was 4.63% compared to 4.70% for 2001. Management of the Company expects to maintain a net margin on interest-earning assets of 4.50% or higher. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.

NONINTEREST INCOME

     Noninterest income for 2002 was $806,226, compared to noninterest income in 2001 of 749,679, an increase of $56,547 or 7.54%. Service charge income increased because the volume of accounts increased. Service charges for debit cards increased 42.79% during 2002 to $71,696 as the cards are gaining acceptance by the Bank's customer base.

NONINTEREST EXPENSE

     Noninterest expense increased by $280,449, or 7.45%, from $3,761,902 in 2001 to $4,042,351 in 2002. The largest component of this increase was the 8.93% increase in compensation and related expenses from $2,295,816 in 2001 to $2,500,911 in 2002. This increase was due to annual raises and an increase of $51,552 in health insurance. Data processing and correspondent bank costs increased $70,865, or 19.92% primarily as a result of increased levels of service.

LOAN QUALITY

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of December 31, 2002 and 2001, the allowance for loan losses compared to gross loans was 0.96% and 0.98%, respectively.

     The Company had nonperforming loans of $281,853 and $201,319 at December 31, 2002 and 2001, respectively.
Management has identified no significant impaired loans as of December 31, 2002 and 2001.

LIQUIDITY AND INTEREST TATE SESITIVITY

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 31.57% of average deposits for 2002, compared to 31.32% for 2001.

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

     The funds invested in federal funds sold provide liquidity. Total lines of credit available from correspondent banks at December 31, 2002, was $5,000,000. Additionally, the Company may borrow up to 40% of total assets under a line of credit of from the Federal Home Loan Bank of Atlanta, which is secured by the residential mortgages of the Bank. $5,000,000 has been advanced under this line.

CAPITAL

     Under the capital guidelines of the Federal Reserve Board and the FDIC, the Company and the Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. In addition, the Company and the bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions. At December 31, 2002 and 2001, the Company and the Bank exceeded their regulatory capital ratios. Total risk-based capital of the Company and Bank were 16.8% and 16.6%, respectively as of December 31, 2002.



FINANCIAL HIGHLIGHTS
FIVE YEARS ENDED DECEMBER 31, 2002

              2002      2001      2000     1999       1998
                (dollars in thousands except per share)
Deposits    138,180   126,194   112,111   110,294    107,411
Investments, including stock
             35,777    36,228    26,595    30,037     25,571
Loans (net of deferred fees and allowance for loan losses)
            119,535   107,288    98,279    88,587     88,184
Stockholders' equity before accumulated other comprehensive
  income     18,619    17,860    17,778    16,979     16,271
Assets      169,120   155,543   138,913   135,086    128,591
Net income    2,255     2,080     2,065     1,784      1,783
Return on average assets
               1.41%     1.43%     1.31%     1.36%      1.46%
Return on average equity
              12.43%    11.66%    10.25%    10.73%     11.11%
Earnings per share
               2.80      2.51      2.44      2.09       2.06
Dividends per share
               1.23      1.14      1.07      0.99       0.93
Book value per share before accumulated other comprehensive
  income      23.24     21.93     21.12     19.95      18.96
Number of shares outstanding
                801       814       842       851        858



CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

ASSETS
                               2002         2001        2000
Cash and due from banks     5,024,157    4,746,368   4,446,237
Federal funds sold          3,651,802    2,181,806   4,908,840
Securities available for sale
                           33,364,470   33,802,947  24,150,698
Securities held to maturity (market value of $2,081,625,
            $2,124,857, and $2,073,832)
                            2,027,001    2,038,965   2,058,730
Federal Home Loan Bank stock 385,700 385,700 385,700 Loans, less allowance for loan losses of $1,159,910,
  $1,062,286, and $1,011,144
                          119,535,180  107,288,084  98,279,434
Premises and equipment      3,428,266    3,565,786   3,192,135
Accrued interest receivable 1,028,566      995,252     973,741
Deferred income taxes              -            -      128,305
Other assets                  675,178      538,458     388,735
                          169,120,320  155,543,366 138,912,555

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Demand                   22,744,885   19,988,509  16,424,668
  Savings and NOW          35,946,969   33,427,911  30,686,627
  Money market and Super NOW
                           15,736,489   12,523,758  11,361,814
  Other time               63,751,523   60,253,853  53,638,192
                          138,179,866  126,194,031 112,111,301
Securities sold under repurchase agreements
                            5,727,314   10,395,193   8,100,962
Notes payable               5,000,000           -           -
Accrued interest payable      357,476      461,014     424,696
Income tax payable             13,625           -      254,745
Deferred income taxes         281,135       65,648          -
Other liabilities             272,395      251,480     216,258
                          149,831,811  137,367,366 121,107,962
Stockholders' equity
  Common stock, par value $10 per share; authorized 1,000,000 shares; issued and outstanding 801,304 shares in 2002, 814,312 shares in 2001, and 841,737 shares in 2000
                            8,013,040    8,143,120   8,417,370
  Additional paid-in capital
                            2,920,866    2,920,866   2,920,866
  Retained earnings         7,684,854    6,795,986   6,440,022
                           18,618,760   17,859,972  17,778,258
Accumulated other comprehensive income
                              669,749      316,028      26,335
                           19,288,509   18,176,000  17,804,593
                          169,120,320  155,543,366 138,912,555

The accompanying notes are an integral part of these financial statements.



CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,
                                   2002      2001       2000
Interest revenue
  Loans, including fees        8,301,746  8,650,335  8,490,407
  U.S. Treasury securities            -      38,148     83,611
  U.S. government agency securities
                               1,705,755  1,512,349  1,491,156
  Other securities                22,908     30,197     32,262
  Federal funds sold              49,467    209,463    300,350
     Total interest revenue   10,079,876 10,440,492 10,397,786
Interest expense
  Certificates of deposit of $100,000 or more
                                 674,426    775,428    590,531
  Other deposits               2,351,570  3,064,875  3,128,818
  Borrowed funds                 141,945    264,650    410,818
     Total interest expense    3,167,941  4,104,953  4,130,167
        Net interest income    6,911,935  6,335,539  6,267,619
Provision for loan losses        133,000     61,090    120,517
        Net interest income after provision for loan losses
                               6,778,935  6,274,449  6,147,102
Noninterest revenue
  Service charges on deposit accounts
                                 612,119    648,965    601,877
  Other noninterest revenue      194,107    100,714     95,842
     Total noninterest revenue   806,226    749,679    697,719
Noninterest expense
  Salaries                     1,953,565  1,839,498  1,773,231
  Employee benefits              547,346    456,318    440,728
  Occupancy                      208,735    196,309    202,650
  Furniture and equipment        222,172    218,340    221,947
  Other operating              1,110,533  1,051,437    975,937
    Total noninterest expense  4,042,351  3,761,902  3,614,493

Income before income taxes     3,542,810  3,262,226  3,230,328

Income taxes                   1,287,378  1,181,831  1,165,071

Net income                     2,255,432  2,080,395  2,065,257

Earnings per common share   $       2.80 $     2.51 $     2.44

The accompanying notes are an integral part of these financial statements.



CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2002
                                       Accumulated
                   Additional             other  Comprehensive
    Common stock     paid-in  Retained  comprehensive
  Shares  Par value   capital   earnings    income      income

Balance, December 31, 1999
 851,155  8,511,550  2,920,866  5,546,414  (330,628)

Net income
       0          0          0  2,065,257         0 $2,065,257
Unrealized gain (loss) on investment
 securities available for sale net of income taxes of $224,917
       0          0          0          0   356,963    356,963
Repurchase of stock
  (9,418)   (94,180)         0   (263,704)        0          0
Cash dividend, $1.07 per share
       0          0          0   (907,945)        0          0

Balance, December 31, 2000
 841,737  8,417,370  2,920,866  6,440,022    26,335 $2,422,220

Net income
       0          0          0  2,080,395         0 $2,080,395
Unrealized gain (loss) on investment securities available for sale net of income taxes of $182,525
       0          0          0          0   289,693    289,693
Repurchase of stock
 (27,425)  (274,250)         0   (776,074)        0          0
Cash dividend, $1.14 per share
       0          0          0   (948,357)        0          0

Balance, December 31, 2001
  814,312 8,143,120  2,920,866  6,795,986   316,028 $2,370,088

Net income
        0         0          0  2,255,432         0 $2,255,432
Unrealized gain (loss) on investment securities available for sale net of income taxes of $222,841
        0         0          0          0   353,721    353,721
Repurchase of stock
  (13,008) (130,080)         0   (375,228)        0          0
Cash dividend, $1.23 per share
        0         0          0   (991,336)        0          0

Balance, December 31, 2002
  801,304  8,013,040 2,920,866  7,684,854   669,749  2,609,153

The accompanying notes are an integral part of these financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
                           2002         2001         2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received     $10,027,800  $10,396,758  $10,370,508
  Fees and commissions received
                            817,588      780,170      661,922
  Interest paid          (3,271,478)  (4,068,635)  (4,052,374)
  Cash paid to suppliers and employees
                         (3,880,671)  (3,671,783)  (3,399,617)
  Income taxes paid      (1,356,009)  (1,486,362)    (791,776)
                          2,337,230    1,950,148    2,788,663
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and calls of investment securities
    Held to maturity          6,701           -     1,512,709
    Available for sale    8,100,000    9,024,466    8,000,000
  Purchase of investment securities available for sale
                         (7,088,569) (18,199,419)  (3,497,050)
  Purchase of investment securities held to maturity
                                 -             -   (2,014,360)
  Loans made, net of principal collected
                        (12,347,273)  (9,031,316)  (9,765,432)
  Purchase of premises, equipment, and software
                            (83,166)    (552,062)    (290,001)
  Proceeds from sale of equipment
                              1,550        3,000           -
                        (11,410,757) (18,755,331)  (6,054,134)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in
    Time deposits         3,497,670    6,615,661      956,238
    Other deposits        8,488,165    7,467,069      861,425
    Securities sold under repurchase agreements
                         (4,667,879)   2,294,231      467,412
  Advances under notes payable
                          5,000,000           -            -
  Dividends paid           (991,336)    (948,357)    (907,945)
  Repurchase of stock      (505,308)  (1,050,324)    (357,884)
                         10,821,312   14,378,280    1,019,246

Net increase (decrease) in cash and cash equivalents
                          1,747,785   (2,426,903)  (2,246,225)

Cash and cash equivalents at beginning of year
                          6,928,174    9,355,077   11,601,302

Cash and cash equivalents at end of year
                       $  8,675,959 $  6,928,174 $  9,355,077

The accompanying notes are an integral part of these financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31,
                                        2002      2001  2000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
    Net income         $  2,255,432 $  2,080,395 $  2,065,257

ADJUSTMENT TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
    Amortization of premiums and accretion of discounts
                              8,871       16,201       22,170
    Provision for loan losses
                            133,000       61,090      120,517
    Depreciation and software amortization
                            233,209      194,012      193,967
    Deferred income taxes    (7,354)      11,428       (7,268)
    Loss (gains) on sales of equipment
                             (1,188)      (3,000)          -
    Loss (gains) on calls of securities
                                 -        (1,514)          -
    Decrease (increase) in Accrued interest receivable
                            (33,314)     (21,511)      (1,505)
      Other assets          (74,703)    (104,110)     (67,836)
    Increase (decrease) in Deferred origination fees and
        costs, net          (32,823)     (38,424)     (47,943)
      Income taxes payable, net of refunds
                            (61,277)    (315,959)     380,563
      Accrued interest payable
                           (103,538)      36,318       77,793
      Other liabilities      20,915       35,222       52,948
                       $  2,337,230 $  1,950,148 $  2,788,663

The accompanying notes are an integral part of these financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Management performs an ongoing review of its portfolio, maintaining a watch list of problem loans. These problem loans are graded and assigned risk-based factors for potential loan losses. The remaining loans are assigned risk-based factors, based on delinquency, loan type, and a review of the individual credits. The total allowance is evaluated based on past loan loss experience and current economic conditions. If the current economy or real estate market were to suffer a severe downturn, the estimate for uncollectible accounts would need to be increased. Loans deemed to be uncollectible are charged off and deducted from the allowance. The allowance for loan losses is increased by the current year provision for loan losses and by recoveries on loans previously charged off.

PREMISES AND EQUIPMENT
     Premises and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of five to ten years for furniture and equipment and ten to forty years for premises.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

 2.  CASH AND DUE FROM BANKS

     The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $5,184,200 for 2002, $7,311,435 for 2001, and $6,824,876 for 2000.

     Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 3.    INVESTMENT SECURITIES

       Investment securities are summarized as follows:

           Amortized     Unrealized    Unrealized   Market
             cost          gains         losses      value
  December 31, 2002
Available for sale
  U. S. government agency
         $ 32,272,785   $ 1,091,685   $        -   $33,364,470
Held to maturity
  U. S. government agency
         $  2,003,782   $    54,350   $        -   $ 2,058,132
  Mortgage-backed securities
               23,219           274            -        23,493
         $  2,027,001   $    54,624   $        -   $ 2,081,625

  December 31, 2001
Available for sale
  U. S. government agency
         $ 33,287,824   $   607,191   $    92,068  $33,802,947
Held to maturity
  U. S. government agency
         $  2,008,949   $    85,741   $        -   $ 2,094,690
  Mortgage-backed securities
               30,016           151            -        30,167
         $  2,038,965   $    85,892   $        -   $ 2,124,857

  December 31, 2000
Available for sale
  U. S. Treasury
         $  1,009,314   $        -    $     3,694  $ 1,005,620
  U. S. government agency
           23,098,480       107,817        61,219   23,145,078
         $ 24,107,794   $   107,817   $    64,913  $24,150,698
Held to maturity
  U. S. government agency
         $  2,014,107   $    15,263   $         -  $ 2,029,370
  Mortgage-backed securities
               44,623            -             161      44,462
         $  2,058,730   $    15,263   $        161 $ 2,073,832



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 3.     INVESTMENT SECURITIES (Continued)

        Contractual maturities and the amount of pledged securities are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Investments are pledged to secure the deposits of federal and local governments and as collateral on repurchase agreements.

            Available for sale          Held to maturity
          Amortized       Market      Amortized    Market
            Cost          value          cost       value

December 31, 2002
Maturing
  Within one year
       $  6,002,710   $  6,079,579   $ 2,003,782  $2,058,132
  Over one to five years
         26,270,075     27,284,891            -           -
  Mortgage-backed
                 -              -         23,219      23,493
       $ 32,272,785   $ 33,364,470   $ 2,027,001  $2,081,625

Pledged securities
       $ 11,068,774   $ 11,536,106   $ 1,003,480  $1,044,285

  December 31, 2001
Maturing
  Within one year
       $  8,100,465   $  8,279,204   $        -   $       -
  Over one to five years
         25,187,359     25,523,743     2,008,949   2,094,690
  Mortgage-backed
                 -              -         30,016      30,167
       $ 33,287,824   $ 33,802,947   $ 2,038,965  $2,124,857

Pledged securities
       $ 13,117,046   $ 13,385,398   $ 1,007,493  $1,053,130

  December 31, 2000
Maturing
  Within one year
       $  8,017,887   $  7,994,997   $        -   $       -
  Over one to five years
         16,089,907     16,155,701     2,014,107   2,029,370
  Mortgage-backed
                 -              -         44,623      44,462
       $ 24,107,794   $ 24,150,698   $ 2,058,730  $2,073,832

Pledged securities
       $ 11,730,141   $ 11,786,779   $        -   $       -



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.     LOANS AND ALLOWANCE FOR LOAN LOSSES

        Major classifications of loans are as follows:

                        2002           2001          2000

Commercial        $  20,448,319  $  17,973,414  $ 16,048,619
Real estate
  Residential        40,930,186     38,064,123    37,227,165
  Commercial         46,289,177     41,649,706    37,792,150
  Construction        6,637,195      4,733,073     3,108,911
Consumer              6,449,427      6,022,091     5,244,194
                    120,754,304    108,442,407    99,421,039
Deferred fees, net of deferred costs
                         59,214         92,037       130,461
Allowance for loan losses
                      1,159,910      1,062,286     1,011,144
                      1,219,124      1,154,323     1,141,605
                  $ 119,535,180   $107,288,084  $ 98,279,434

     Final maturities of the loan portfolio are as follows:

Within ninety days
                  $  43,450,950   $ 37,159,445  $ 35,247,739
Over ninety days to one year
                     18,535,717     19,071,364    22,952,737
Over one year to five years
                     58,458,657     52,009,555    41,130,204
Over five years
                        308,980        202,043        90,359
                  $ 120,754,304   $108,442,407  $ 99,421,039

     Transactions in the allowance for loan losses were as follows:

Beginning balance $  1,062,286    $  1,011,144  $    903,327
Provision charged to operations
                       133,000          61,090       120,517
Recoveries               1,883           6,321         2,712
                     1,197,169       1,078,555     1,026,556
Loans charged off       37,259          16,269        15,412
Ending balance    $  1,159,910    $  1,062,286  $  1,011,144

     Management has identified no significant impaired loans.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.     LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

        Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at December 31, are as follows:

                              2002        2001         2000
Loan balances              $  149,681   $  19,719  $   19,719
Interest not accrued            5,319       1,251       2,261


     Amounts past due 90 days or more at December 31, including nonaccruing loans, are as follows:

Demand and time            $   68,862   $      -   $   23,112
Mortgage                      190,433     185,476     779,925
Installment                    22,558      15,843      12,776
                           $  281,853   $ 201,319  $  815,813

     Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, are as follows:


Check loan lines of credit $  554,452   $ 451,065  $  474,834
Mortgage lines of credit    5,242,987   7,227,050   4,682,542
Other lines of credit       7,286,016   6,758,878   8,171,315
Undisbursed construction loan commitments
                            5,542,389   1,943,438   3,778,473
                          $18,625,844 $16,380,431 $17,107,164

Standby letters of credit $ 1,682,896 $ 1,101,418 $ 1,210,363


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




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 5.   PREMISES AND EQUIPMENT

      A summary of premises and equipment and related depreciation expense is as follows:

                              2002         2001         2000
Land                       $1,071,288  $1,071,288  $1,071,288
Premises                    2,976,393   2,956,986   2,492,260
Furniture and equipment     1,721,099   1,678,822   1,430,892
Construction in progress         -            -       202,147
                            5,768,780   5,707,096   5,196,587
Accumulated depreciation    2,340,514   2,141,310   2,004,452
Net premises and equipment $3,428,266  $3,565,786  $3,192,135

Depreciation expense      $   220,324  $  178,150  $  184,201

6.    OTHER TIME DEPOSITS

      Maturities of other time deposits as of December 31, 2002 are as follows:

      Within one year           $ 16,628,958
      Over one to two years        7,569,739
      Over two to three years      6,333,460
      Over three to five years    33,188,519
      Over five years                 30,847
                                $ 63,751,523

     Included in other time deposits are certificates of deposit in amounts of $100,000 or more of $16,730,192, $16,399,840, and $12,460,398 as of December 31, 2002, 2001,
and 2000, respectively.

 7.    SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

       Securities sold under repurchase agreements represent overnight borrowings from customers. The government agency securities that are the collateral for these agreements are owned by the Bank and maintained in the custody of a nonaffiliated bank. Additional information is as follows:


     2002           2001           2000
Maximum month-end amount outstanding
                   $10,579,002   $10,538,414   $11,485,496
Average amount outstanding
                     7,992,119     8,736,335     9,024,879
Average rate paid during the year
                          1.33%         3.02%         4.52%
Investment securities underlying agreements at year-end
   Carrying value    6,482,088    12,901,875     9,674,017
   Estimated fair value
                     6,482,088    12,947,512     9,724,694



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 8.   NOTES PAYABLE AND LINES OF CREDIT

      The Company may borrow up to 40% of total Bank assets from the Federal Home Loan Bank (FHLB) through any combination of notes or line of credit advances. The line of credit interest rate is a variable rate set daily by the lender.
Both the notes payable and the line of credit are secured by a floating lien on all of the Company's residential first mortgage loans.

The Company was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

     The Company's borrowings from the Federal Home Loan Bank as of December 31, 2002 are summarized:


         Maturity            Interest
          date                 rate         Balance
     February 21, 2003       variable     $1,000,000
     May 21, 2003            variable      1,000,000
     November 21, 2003       variable      1,000,000
     November 21, 2003         3.27%       1,000,000
     May 21, 2004              3.70%       1,000,000
                                          $5,000,000

     In addition to the line from the FHLB, the Bank has unused lines of credit of $5,000,000 in unsecured overnight federal funds at December 31, 2002.

 9.    INCOME TAXES

       The components of income tax expense are as follows:

                            2002         2001         2000
Current
   Federal              $ 1,164,641  $ 1,055,977  $ 1,058,006
  State                     130,091      114,426      114,333
                          1,294,732    1,170,403    1,172,339
Deferred                     (7,354)      11,428       (7,268)
                        $ 1,287,378  $ 1,181,831  $ 1,165,071

     The components of the deferred income tax expense are as follows:

Provision for loan losses $ (37,702) $   (19,751) $   (41,639)
Prepaid pension costs        21,708       25,252       26,158
Depreciation                 16,472       11,012        9,751
Discount accretion           5,254         5,458        4,170
Charitable contributions        -             -         1,448
Nonaccrual interest         (1,571)          510        1,807
Deferred compensation      (12,446)      (14,775)     (12,685)
Organization costs             931         3,722        3,722
                          $ (7,354) $     11,428  $    (7,268)



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.    INCOME TAXES (Continued)

       The components of the net deferred tax asset
(liability) are as follows:

                                2002        2001        2000
Deferred tax assets
  Allowance for loan losses $  318,975  $  281,273  $  261,522
  Deferred compensation         77,161      64,715      49,940
  Nonaccrual interest            2,054         483         993
  Organization costs                -          931       4,653
                               398,190     347,402     317,108
Deferred tax liabilities
  Depreciation                  83,041      66,569      55,557
  Discount accretion            19,277      14,023       8,565
  Prepaid pension costs        155,071     133,363     108,111
  Unrealized gain on investment securities available for sale
                               421,936     199,095      16,570
                               679,325     413,050     188,803
Net deferred tax asset (liability)
                            $ (281,135) $  (65,648) $  128,305

     A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:

Tax at statutory federal income tax rate   34.0%  34.0%  34.0%
Tax effect of
 Tax-exempt income                         (0.2)  (0.2)  (0.3)
 State income taxes, net of federal benefit 2.4    2.4    2.3
  Other, net                                0.1     -     0.1
                                           36.3%  36.2%  36.1%



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    PROFIT SHARING PLAN

       The Bank has a profit sharing plan qualifying under
section 401(k) of the Internal Revenue Code that covers all employees with one year of service who have attained age 21. The Bank's contributions to the plan, included in expenses for 2002, 2001, and 2000, were $39,131, $36,515, and $36,855, respectively.

11.    PENSION

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

     The following table sets forth the financial status of the plan at December 31:

                         2002           2001           2000
Change in plan assets
  Fair value of plan assets at beginning of year
                     $ 1,473,853    $1,332,252    $1,216,163
  Actual return on plan assets
                          56,538        74,986        61,925
  Employer contribution  116,200       106,300       116,283
  Benefits paid          (18,915)      (39,685)      (62,119)
  Fair value of plan assets at end of year
                       1,627,676     1,473,853     1,332,252
Change in benefit obligation Benefit obligation at
   beginning of year   1,302,297     1,061,708     1,104,063
  Service cost            75,331        70,517        67,808
  Interest cost           96,904        78,016        80,281
  Benefits paid          (18,915)      (39,685)      (62,119)
  Actuarial gain (loss)  161,904       131,741      (128,325)
  Benefit obligation at end of year
                       1,617,521     1,302,297     1,061,708
Funded status             10,156       171,556       270,544
Unamortized prior service cost
                         (12,398)      (13,775)      (15,150)
Unrecognized net loss    425,722       214,979        57,470
Unamortized net obligation from transition
                         (21,951)      (27,440)      (32,929)
Prepaid pension expense included in other assets
                     $   401,529    $  345,320    $  279,935


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    PENSION (Continued)

       Net pension expense includes the following components:

                             2002         2001       2000
Service cost             $  75,331    $  70,517    $67,808
Interest cost               96,904       78,016     80,281
Expected return on assets (112,183)    (100,514)   (94,363)
Amortization of transition asset
                            (5,489)      (5,489)    (5,489)
Amortization of prior service cost
                            (1,377)      (1,377)    (1,377)
Amortization of loss         6,805         (238)     1,692
Net pension expense      $  59,991    $  40,915    $48,552

     Assumptions used in the accounting for net pension expense were:

Discount rates                           7.5%   7.5%   7.5%
Rate of increase in compensation level   5.0%   5.0%   5.0%
Long-term rate of return on assets       7.5%   7.5%   7.5%



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     OTHER OPERATING EXPENSES

        Other operating expenses consist of the following:
                                2002        2001        2000
Data processing and correspondent
                 Fees       $  426,637  $  355,772  $  305,372
Directors' fees                100,234      95,212      87,633
Postage                         79,754      83,749      77,430
Office supplies                 60,860      73,663      52,607
Professional fees               53,828      46,528      47,161
Printing and stationery         51,977      41,065      53,839
Public relations and contributions
                                50,486      54,639      44,337
Telephone                       37,147      37,184      33,307
Regulatory assessments          34,647      32,865      33,529
Loan product costs              26,326      23,165      20,891
Advertising                     25,524      28,891      31,119
Insurance                       24,440      21,722      26,224
Other                          138,673     156,982     162,488
                           $ 1,110,533  $1,051,437    $975,937



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     EARNINGS PER COMMON SHARE

        Earnings per common share are determined by dividing net income by the weighted average number of shares outstanding. Weighted average shares outstanding were 805,355, 829,070, and 847,940 for 2002, 2001, and 2000, respectively.  There are no dilutive shares.

14.     RELATED PARTY TRANSACTIONS

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

        A summary of these loans is as follows:

                             2002         2001       2000
Beginning loan balances $ 3,089,197  $ 3,680,257  $3,455,990
Advances                  3,622,162    2,606,351   1,821,629
Repayments               (4,249,198)  (3,197,411) (1,597,362)
Ending loan balances    $ 2,462,161  $ 3,089,197  $3,680,257

     A director is a partner in a law firm that provides services to the Company. Payments of $8,000 were made to that firm during 2002.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    CAPITAL STANDARDS

     The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2002, 2001, and 2000, the capital ratios and minimum capital requirements of the Bank are as follows:

                             Minimum         To  be well
           Actual        capital adequacy     capitalized
      Amount    Ratio     Amount   Ratio     Amount   Ratio
        (in thousands)
  December 31, 2002
  Total capital (to risk-weighted assets)
     $ 19,469   16.6%     $ 9,391   8.0%     $11,739   10.0%
  Tier 1 capital (to risk-weighted assets)
     $ 18,309   15.6%     $ 4,696   4.0%     $ 7,044    6.0%
  Tier 1 capital (to average fourth quarter assets)
     $ 18,309   10.8%     $ 6,762   4.0%     $ 8,453    5.0%

  December 31, 2001
  Total capital (to risk-weighted assets)
     $ 18,622   17.8%     $ 8,364   8.0%     $10,455   10.0%
  Tier 1 capital (to risk-weighted assets)
     $ 17,560   16.8%     $ 4,182   4.0%     $ 6,273    6.0%
  Tier 1 capital (to average fourth quarter assets)
     $ 17,560   11.5%     $ 6,088   4.0%     $ 7,610    5.0%

  December 31, 2000
  Total capital (to risk-weighted assets)
     $ 18,477   17.2%     $ 8,567   8.0%     $10,709   10.0%
  Tier 1 capital (to risk-weighted assets)
     $ 17,466   16.3%     $ 4,283   4.0%     $ 6,425    6.0%
  Tier 1 capital (to average fourth quarter assets)
     $ 17,466   12.6%     $ 5,557   4.0%     $ 6,947    5.0%


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



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                       December 31,
                 2002                       2001
        Carrying      Fair          Carrying       Fair
         amount       value          amount        value
                                            2000
                                    Carrying       Fair
                                     Amount       value
Financial assets
  Cash and due from banks
 $  5,024,157  $  5,024,157      $  4,746,368  $  4,746,368
                                 $  4,446,237  $  4,446,237
  Federal funds sold
    3,651,802     3,651,802         2,181,806     2,181,806
                                    4,908,840     4,908,840
  Investment securities (total)
   35,391,471    35,446,095        35,841,912    35,927,804
                                   26,209,428    26,224,530
  Loans, net
  119,535,180   120,076,069       107,288,084   107,823,760
                                   98,279,434    97,897,222
  Federal Home Loan Bank stock
      385,700       385,700           385,700       385,700
                                      385,700       385,700
  Accrued interest receivable
    1,028,566     1,028,566           995,252       995,252
                                      973,741       973,741

Financial liabilities
  Noninterest-bearing deposits
 $ 22,744,885  $ 22,744,885      $ 19,988,509  $ 19,988,509
                                 $ 16,424,668  $ 16,424,668
  Interest-bearing deposits and securities sold under
    repurchase agreements
  121,162,295   124,487,620       116,600,715   119,841,902
                                  103,787,595   104,353,894
  Notes payable
    5,000,000     5,020,784                -             -
                                           -             -
  Accrued interest payable
      357,476       357,476           461,014       461,014
                                      424,696       424,696

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




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.     PARENT COMPANY FINANCIAL INFORMATION

     The balance sheets, statements of income, and cash flows for Peoples Bancorp, Inc. (Parent Only) follow:

                                  December 31,
BALANCE SHEETS                2002         2001         2000
                   Assets
Cash                     $   309,822  $   312,270  $   307,625
Investment in subsidiary  18,979,171   17,876,184   17,492,332
Deferred income taxes             -           931        4,653
Other assets                   4,116           -         4,483
          Total assets   $19,293,109  $18,189,385  $17,809,093

           Liabilities and Stockholders' Equity
Other liabilities        $     4,600  $    13,385  $     4,500
Stockholders' equity
  Common stock             8,013,040    8,143,120    8,417,370
  Additional paid-in capital
                           2,920,866    2,920,866    2,920,866
  Retained earnings        7,684,854    6,795,986    6,440,022
  Accumulated other comprehensive income
                             669,749      316,028       26,335
          Total stockholders' equity
                          19,288,509   18,176,000   17,804,593
          Total liabilities and stockholders' equity
                         $19,293,109  $18,189,385  $17,809,093

                               Years Ended December 31,
STATEMENTS OF INCOME          2002         2001         2000
Interest revenue         $    10,292  $    16,165  $    17,272
Dividends from subsidiary  1,512,349    1,983,511    1,243,869
Equity in undistributed income of subsidiary
                             749,266       94,160      823,285
                           2,271,907    2,093,836    2,084,426
Expenses
  Professional fees           11,440        1,339       10,016
  Other                        8,220       10,699        9,914
                              19,660       12,038       19,930

Income before income taxes 2,252,247    2,081,798    2,064,496
Income taxes (benefits)       (3,185)       1,403        (761)
Net income               $ 2,255,432  $ 2,080,395  $ 2,065,257



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.     PARENT COMPANY FINANCIAL INFORMATION (Continued)

                           Years Ended December 31,
STATEMENTS OF CASH FLOWS
                      2002           2001          2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and dividends received
                $  1,522,641    $  1,999,676    $1,261,141
  Income taxes refunded (paid)
                     (13,385)         20,187         4,231
  Cash paid for operating expenses
                     (15,060)        (16,537)      (15,431)
                   1,494,196       2,003,326     1,249,941

CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid    (991,336)       (948,357)     (907,945)
  Repurchase of stock
                    (505,308)     (1,050,324)     (357,884)
                  (1,496,644)     (1,998,681)   (1,265,829)
NET INCREASE (DECREASE) IN CASH
                      (2,448)          4,645       (15,888)
Cash at beginning of year
                     312,270         307,625       323,513
Cash at end of year $309,822        $312,270      $307,625

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
   Net income     $2,255,432      $2,080,395    $2,065,257
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   USED IN OPERATING ACTIVITIES
   Undistributed net income of subsidiary
                    (749,266)        (94,160)     (823,285)
   Deferred income taxes
                         931           3,722         3,722
   Increase (decrease) in
     Accrued expenses  4,600          (4,500)        4,500
     Taxes payable, net of refunds
                     (17,501)         17,869          (253)
                $  1,494,196    $  2,003,326    $1,249,941




        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     QUARTERLY RESULTS OF OPERATIONS (Unaudited)


                                 Three Months Ended
(in thousands) except per share information
                December 31, September 30, June 30, March 31,
2002
Interest revenue     $2,535      $2,535      $2,517    $2,493
Interest expense        778         817         772       801
Net interest income   1,757       1,718       1,745     1,692
Provision for loan losses
                         15          75          25        18
Net income              546         554         569       586
Comprehensive income    519         848         833       409

Earnings per share    $0.68       $0.69       $0.71     $0.72

2001
Interest revenue     $2,545      $2,596      $2,647     $2,653
Interest expense        869       1,033       1,092      1,111
Net interest income   1,676       1,563       1,555      1,542
Provision for loan losses -          -           24         37
Net income              543         520         489        528
Comprehensive income    361         764         531        714

Earnings per share    $0.66       $0.63       $0.59      $0.63

2000
Interest revenue     $2,691      $2,627      $2,597     $2,483
Interest expense      1,066       1,048       1,021        995
Net interest income   1,625       1,579       1,576      1,488
Provision for loan losses
                          9          42          21         49
Net income              499         530         533        503
Comprehensive income    729         649         526        518
Earnings per share    $0.59       $0.62       $0.63      $0.59



THE FOLLOWING COMMENT IS REQUIRED BY THE FEDERAL DEPOSIT
INSURANCE CORPORATION.

"This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance
Corporation."




             REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Peoples Bancorp, Inc. and Subsidiary
Chestertown, Maryland




     We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. and Subsidiary as of December 31, 2002, 2001, and 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. and Subsidiary as of December 31, 2002, 2001, and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




Salisbury Maryland
January 24, 2003


                       EXHIBIT 21


                 SUBSIDIARIES OF THE COMPANY


     Peoples Bank of Kent County a state bank organized under the laws of the State of Maryland.




                     EXHIBIT 99.1

      PEOPLES BANCORP, INC. CERTIFICATION OF PRINCIPAL
     EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER


CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL
                   FINANCIAL OFFICER
               Pursuant to 18 U.S.C. 1350
     (Section 906 of the Sarbanes-Oxley Act of 2002)


     We, the undersigned, certify that to the best of our knowledge, based upon a review of the registrant's Annual
Report on Form 10-KSB for the period ended December 31, 2002
(the "Report"):

(1)     The Report fully complies with the requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

                                PEOPLES BANCORP, INC
                                (Registrant)



Date:__MARCH 27, 2003        By:__/S/THOMAS G. STEVENSON______
                                Thomas G. Stevenson
                                President

Date:__MARCH 27, 2003        By:__/S/THOMAS G. STEVENSON______
                                Chief Financial Officer