Form 10KSB/A
period 2002-12-31
PEOPLES BANCORP INC/MD
filed 2003-03-28
CIK 1060244

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


       PEOPLES BANCORP, INC, AND SUBSIDIARY

                                    March 3, 2003

Dear Shareholders, Customers and Friends:

     As most of you know, after more than forty-eight years in banking (including almost thirty one years with Peoples Bank of Kent County, Maryland), I retired from my active day-to-day responsibilities on January 1, 2003. Needless to say, this was a very difficult decision for me to experience after all these years. I can say that I am surely thankful that I chose the banking business as my career, and because of my genuine affection for banking led to the reason for my total tenure in this profession. I will also say that I was very fortunate to have great support from my subordinates and superiors, including our Board of Directors. You can be assured that I will never lose sight of the outstanding loyalty and support given to me over the years.

     My tenure at our bank has been especially rewarding because of the growth that I have seen take place since 1972, when total assets were slightly over $15,000,000 in contrast to $169,120,320 on December 31, 2002. In addition to the growth of our bank, I have had the good fortune of seeing three new full service branch sites constructed, one on Washington Avenue in Chestertown, Maryland, another on Route 213 in Galena, Maryland and another (our latest) on Route
291 near Millington, Maryland. In addition to the additional branches, we acquired more land adjacent to our Main Office located at 100 Spring Avenue in downtown Chestertown, and have constructed an addition to that banking facility, including major renovations, with much improved drive-in service. In fact, we have Automated Teller Machines (ATMs) facilities at all of our branches, as well as drive-in services with convenient parking.

     In addition to adding new banking locations, we have installed several new programs, as well as new systems in order to provide much improved services to our customers. To name a few, we have initiated on-line teller services, telephone banking, internet banking, financial planning along with securities purchasing and selling and discount brokerage. If you have not had an opportunity to inquire about some of these newer services, I encourage you to stop into one of our locations and ask one of our customer service representatives to acquaint you with their application to improved banking services.

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