Form 10QSB
period 2003-03-31
PEOPLES BANCORP INC/MD
filed 2003-05-09
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

FORM 10-QSB


(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTER ENDED MARCH 31, 2003

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 FOR THE
         TRANSITION PERIOD FROM
             __________________ TO _________________

              Commission File Number:  0001060244

              _______PEOPLES BANCORP, INC._______
      (Exact name of issuer as specified in its charter)

 ______Maryland________       _________52-2027776_________
(State of incorporation)  (I.R.S. Employer Identification No.)

P. O. BOX 210, 100 SPRING STREET, CHESTERTOWN, MARYLAND 21620
           (Address of principal executive offices)

                  _____(410) 778-3500_____
                 (Issuer's telephone number)

 _______________________Not Applicable_______________________
(Former name, former address and former fiscal year, if
                   changed since last report)


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

THE REGISTRANT HAS 796,304 SHARES OF COMMON STOCK ($10.00 PAR)
OUTSTANDING AS OF MARCH 31, 2003.

Transitional Small Business Disclosure Format (check one)
             YES _________            NO ____X____




PEOPLES BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
INDEX


Part I  -  Financial Information                          Page

     Item 1   Financial Statements
              Consolidated Statements of Condition           3
              Consolidated Statements of Income              4
              Consolidated Statements of Cash Flows          5
              Notes to Financial Statements                  6

     Item 2   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operation                                    7-9

     Item 3   Controls and Procedures                       10


Part II   -   Other Information

     Item 1   Legal Proceedings                             11
     Item 2   Changes in Securities                         11
     Item 3   Defaults Upon Senior Securities               11
     Item 4   Submission of Matters to a Vote of Security
              Holders                                       11
     Item 5   Other Information                             11
     Item 6   Exhibits and Reports on Form 8-K              11






PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I - FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION
(Dollar Amounts In Thousands)        (un-audited)
                                       March 31   December 31,
                    ASSETS               2003             2002
Cash and due from banks                  $4,703         $5,024
Federal funds sold                        5,023          3,652
Interest-bearing deposits                     0              0
Investment securities available for sale 28,282         33,364
Investment securities held to maturity  (approximate fair
   value of $2,056 and $2,082)            2,025          2,027
Loans, less allowance for credit losses
  of $1,159 and $1,160                  120,277        119,535
Premises and equipment                    3,366          3,428
Accrued interest income                   1,013          1,029
Federal Home Loan Bank stock                411            386
Other assets                                733            675
                                       $165,833       $169,120

              LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                   $21,826        $22,745
  Interest-bearing                      116,827        115,435
                                        138,653        138,180
Fed Funds Purchased And Repurchase
  Agreements                              6,633         10,727
Accrued interest payable                    343            357
Accrued expenses                            381             86
Deferred income taxes                       251            281
Other liabilities                           216            201
                                        146,477        149,832
Stockholders' equity
  Common stock, par value $10 per share authorized 876,000 shares, issued and outstanding 796,304 shares as of
  March 31, 2003                          7,963          8,013
  Capital surplus                         2,921          2,921
  Retained earnings                       7,850          7,684
                                         18,734         18,618
  Net unrealized gain on securities
   available for sale                       622            670
                                         19,356         19,288
                                       $165,833       $169,120



PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER-SHARE DATA)
                                      For the three
                                      months ended    Year End
                                         March 31     December
                                      2003      2002      2002
Interest and dividend revenue
  Loans, including fees             $2,040    $2,019    $8,302
  U.S. Treasury securities               0         0         0
  Government Agencies Securities       363       458     1,706
  Municipal Securities                   0         0         0
  Federal funds sold                    13        10        49
  Deposits with banks                    0         0         0
  Equity securities                      5         6        23
   Total interest and dividend revenue
                                     2,421     2,493    10,080

Interest expense
  Deposit and Repurchase Agreement     727       801     3,168
   Total interest expense              727       801     3,168

   Net interest income               1,694     1,692     6,912

Provision for credit losses              3        18       133
   Net interest income after
   Provision for credit losses       1,691     1,674     6,779

Other operating revenue
  Service charges on deposit
     accounts                          154       138       612
  Miscellaneous revenue                 72        72       194
   Total other operating revenue       226       210       806

Other expenses
  Salaries and employee benefits       637       603     2,501
  Occupancy                             51        46       209
  Furniture and equipment               56        52       222
  Other operating                      268       264     1,111
   Total other expenses              1,012       965     4,043

Income before income taxes             905       919     3,542
Income taxes                           333       333     1,287
Net income                            $572      $586    $2,255

Basic earnings per common share      $0.71     $0.72     $2.80



PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS            (UNAUDITED)
                                                 For the Three
                                                 Months Ended
                                                  March 31
CASH FLOWS FROM OPERATING ACTIVITIES           2003      2002
  Interest received                           $2,435   $2,370
  Other revenue received                         178      119
  Cash paid for operating expenses              (643)    (846)
  Interest paid                                 (742)    (909)
  Taxes paid                                    (348)       0
                                                 880      734
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, intangibles,
    and construction in progress                  (2)     (41)
  Net customer loans repaid (advanced)          (736)  (3,461)
  Proceeds from sales and maturities of securities
    Available for sale                         5,001      603
    Held to maturity                               0        0
  Purchase of FHLB stock                         (25)       0
  Proceeds from sale of other real estate owned
          and equipment                           10        0
                                               4,248   (2,899)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in time deposits                  1,229     (748)
  Net change in other deposits                  (756)   3,196
  Net change in Securities sold under repurchase
   agreements                                    906   (2,393)
  Repayment of Notes payable                  (5,000)       0
  Repurchase of stock                           (200)    (385)
  Dividends paid                                (275)    (244)
                                              (4,078)    (574)
NET INCREASE (DECREASE) IN CASH                1,050   (2,739)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD    8,676    6,928
CASH AND EQUIVALENTS AT END OF PERIOD         $9,726   $4,189
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES
  Net income                                    $572     $586
  ADJUSTMENTS
    Depreciation and amortization                 57       59
    Provision for loan losses                      3       18
    Security discount accretion, net of premium
      amortization                                 7       (1)
    Loss (gains) on sales                          0        0
    Decrease (increase) in accrued interest
      receivable and other assets                (45)    (183)
    Increase (decrease)
      Deferred origination fees and costs, net    (9)     (10)
      Accrued Interest payable and other
           liabilities                           295       265
                                                $880      $734



PEOPLES BANCORP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS



1.        BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results of the quarter ended March 31, 2003 is not necessarily indicative of the results that may be expected for the years ending December 31, 2003. For further information, refer to the financial statements and footnotes included in the annual report as of December 31, 2002.

2.        CASH FLOWS

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.        COMPREHENSIVE INCOME

          For the three months ended March 31, 2003 and 2002, total comprehensive income, net of taxes, was $524,000 and $409,000 respectively.

4.        COMMITMENTS

          For purposes of reporting unused commitments, the following table represents un-funded obligations rounded to the approximate thousand dollar of obligation:


          Revolving home equity lines     $   2,153,000.00
          Commercial Real Estate          $   2,501,000.00
          Other unused commitments        $  15,795,000.00
          Commercial Letters of Credit    $   2,154,000.00



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


FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

          The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 28.19% at March 31, 2003 as compared to 30.33% at the same period last year. Another source of liquidity is a secured line of credit for $21,769,000 from the Federal Home Loan Bank of which $2,000,000 has been advanced leaving $19,769,000 available, as well as lines of credit in the amount of $8,000,000 from correspondent banks, namely, Bank of America and Allfirst Bank.

          Tier one capital ratios of the Bank, based on average assets for the three months ended March 31, 2003 and 2002 were 13.76% and 15.00%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

          At March 31, 2003, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a three-month cumulative gap, as a percentage of interest-earning assets, of 92.81%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, liability sensitivity indicates that a higher dollar amount of liabilities re-price than assets and in a declining rate environment net interest income increases. On the other hand, if interest rates increase, then typically the net interest income should decline. The bank controls this matching of assets to liabilities to minimize interest rate risk while at the same time maximizing income.


RESULTS AND PLAN OF OPERATION

          Net income for the three months ended March 31, 2003, was $572,000, or $.71 per share, compared to $586,000, or $.72 per share, for the first three months of 2002. Net interest income increased approximately $2,000 with a decrease of approximately $15,000 in provision to loan losses, and other operating income increased approximately $16,000. However those increases were offset by an increase of $47,000 in total other operating expenses. The increase in total operating expenses is primarily attributed to an increase in salaries and benefits of approximately $34,000. The Bank has had growth in total assets of $10,256,000 as of March 31, 2003 compared to March 31,2002.

          The Bank's loan portfolio increased from $119.5 million at December 31, 2002 to $120.3 million at March 31, 2003. Loan income has increased $21,000 or 1.04% from $2,019,000 for the first three months of 2002 to $2,040,000 for the first three months ended March 30, 2003. The Bank's provision for loan losses was $3,000 for the quarter ended March 31, 2003 compared to $18,000 for the quarter ended March 21, 2002. The allowance for loan losses was .95% of total loans in 2003. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.


                 ALLOWANCE FOR LOAN LOSSES
                                                     Year end
                                  March 30,2002  December 2002
Balance at beginning of year         1,159,910       1,062,286
Loan losses:
  Commercial                                 0          15,473
  Mortgages                                  0               0
  Consumer                               6,064          21,786
            Total loan losses            6,064          37,259
Recoveries on loans previously charged off
  Commercial                                 0              63
  Mortgages                                  0               0
  Consumer                               2,048           1,820
            Total loan recoveries        2,048           1,883
Net loan losses                          4,016          35,376

Provision for loan losses charged to
            expense                      3,000         133,000
Balance                              1,158,894       1,159,910
Allowance for loan losses to loans
            outstanding                   .95%           0.96%


          Non-interest expense increased $47,000 to $1,012,000 for the quarter ended March 31, 2003, from $965,000 for the quarter ended March 31, 2002. The increase was primarily related to the increases in salaries and benefits of $34,000. The increase in salaries and benefits was due to increased health insurance premiums.

          The company's assets ended the first quarter of 2003 at $165.8 million, a decrease of $3,287,000, or 1.98% from $169.1 million at December 31, 2003. This decrease can be attributed primarily to a decrease in the Banks available for sale investments of $5.1, which was offset by $1.4 million increase in Federal Funds sold.

          Management expects that its 2003 income will exceed expenses. Although management expects that the Company's current profitably will continue, future events, such as an unanticipated deterioration in the loan portfolio, could reverse this trend. Management's expectations are based on managements best judgments and actual results will depend on the number of factors that cannot be predicted with certainty and thus fulfillment of managements expectations cannot be assured.

          The Bank employed sixty-four full time equivalent employees during the first quarter of 2003. The Company employs no employees outside those hired by the Bank.

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

MARKET RISK

          Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of approximately $36,000, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to re-price its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.




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



PEOPLES BANCORP, INC. AND SUBSIDIARY
PART II  OTHER INFORMATION


Item 1   LEGAL PROCEEDINGS
         Not applicable

Item 2   CHANGES IN SECURITIES
         The Bank adopted a policy of purchasing stock from existing stockholders.
         During the present quarter 5,000 shares of stock were purchased.

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

     b)  Reports on Form 8-K
         There were no reports on Form 8-K filed for the quarter ended March 31, 2003.






                       SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   PEOPLES BANCORP, INC.




Date: __MAY 9, 2003__             By: _/X/THOMAS G. STEVENSON
                                   Thomas G. Stevenson
                                   President,
                                   Chief Executive Officer and
                                   Chief Financial Officer




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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
    13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (March 20, 2003); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                                 Peoples Bancorp, Inc.


Date: __MAY 9, 2003__            By:_/X/THOMAS G. STEVENSON_
                                   Thomas G. Stevenson
                                   President,
                                   Chief Executive Officer
                                   and Chief Financial Officer





                      EXHIBIT 99.1

PEOPLES BANCORP, INC. CERTIFICATION OF PRESIDENT, CHIEF
EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Certification of President, Chief Executive Officer and Chief
                 Financial Officer
              Pursuant to 18 U.S.C. 1350
      (Section 906 of the Sarbanes-Oxley Act of 2002)


We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form
10-Q for the period ended June 30, 2002 of the Registrant (the
"Report"):

    ( 1 )   The Report fully complies with the requirements of
            Section 13(a) or 15(d) of the Securities Exchange
            Act of 1934, as amended; and


    ( 2 ) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


                                Peoples Bancorp, Inc.



Date: __MAY 9,2003__            By:_/X/THOMAS G. STEVENSON_
                                  Thomas G. Stevenson
                                  President,
                                  Chief Executive Officer
                                  and Chief Financial Officer