Form 10QSB/A
period 2003-03-31
PEOPLES BANCORP INC/MD
filed 2003-05-12
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC  20549

FORM 10-QSB/A


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

          The company's assets ended the first quarter of 2003 at $165.8 million, a decrease of $3,287,000, or 1.98% from $169.1 million at December 31, 2002. This decrease can be attributed primarily to a decrease in the Banks available for sale investments of $5.1, which was offset by $1.4 million increase in Federal Funds sold.

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


We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form
10-Q for the period ended March 31, 2003 of the Registrant (the
"Report"):

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