Form 10QSB
period 2003-06-30
PEOPLES BANCORP INC/MD
filed 2003-08-04
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
               Washington, DC  20549

                   FORM 10-QSB

(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTER ENDED JUNE 30, 2003

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION
       PERIOD FROM __________________ TO _________________

            Commission File Number:  0001060244

                  PEOPLES BANCORP, INC.
      (Exact name of issuer as specified in its charter)

  _______MARYLAND_______   ___________52-2027776____________
 (State of incorporation) (I.R.S. Employer Identification No.)

 P. O. BOX 210, 100 SPRING STREET, CHESTERTOWN, MARYLAND 21620
          (Address of principal executive offices)

                 _____(410) 778-3500______
                (Issuer's telephone number)

 _____________________Not Applicable____________________
 (Former name, former address and former fiscal year, if changed since last report)


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

The registrant has 794,012 shares of common stock ($10.00 par) outstanding as of August 1, 2003.


Transitional Small Business Disclosure Format (check one)
                 YES _____      NO __X__

PEOPLES BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
INDEX


Part I   -  Financial Information
                                                         Page

    Item 1  Financial Statements
            Consolidated Statements of Condition            3
            Consolidated Statements of Income               4
            Consolidated Statements of Cash Flows           5
            Notes to Financial Statements                   6

    Item 2  Management's Discussion and Analysis of Financial
            Condition and Results of Operation            7-9

    Item 3  Controls and Procedures                        10


Part II  -  Other Information
    Item 1  Legal Proceedings                              11
    Item 2  Changes in Securities                          11
    Item 3  Defaults Upon Senior Securities                11
    Item 4  Submission of Matters to a Vote of Security
            Holders                                        11
    Item 5  Other Information                              11
    Item 6  Exhibits and Reports on Form 8-K               11

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I  -  FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
CONSOLIDATED STATEMENTS OF CONDITION
          (Dollar Amounts In Thousands)
                                     (un-audited)
                                     June 30   December 31,
                                      2003           2002
                           ASSETS
Cash and due from banks             $4,633          $5,024
Federal funds sold                     575           3,652
Interest-bearing deposits                0               0
Investment securities
     available for sale             26,936          33,364
Investment securities held to maturity (approximate fair
     value of $1,041 and $2,082)     1,022           2,027
Loans, less allowance for credit losses
     of $1,233 and $1,160          129,335         119,535
Premises and equipment               3,337           3,428
Accrued interest income                880           1,029
Federal Home Loan Bank Stock           411             386
Other assets                           721             675
                                  $167,850        $169,120

           LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Non-interest-bearing             $24,155         $22,745
  Interest-bearing                 118,349         115,435
                                   142,504         138,180
Fed funds purchased and repurchase
  Agreements                         3,480           5,727
Other Borrowed Money                 1,200           5,000
Accrued interest payable               359             357
Deferred income taxes                  313             281
Accrued expenses                       151              86
Other liabilities                      233             201
                                   148,240         149,832

Stockholders' equity
  Common stock, par value $10 per share authorized
  876,000 shares, issued and    outstanding 794,012 shares
  as of June 30, 2003                7,940           8,013
  Capital surplus                    2,921           2,921
  Retained earnings                  8,029           7,684
                                    18,890          18,618
  Net unrealized gain on securities
   available for sale                  720             670
                                    19,610          19,288
                                  $167,850        $169,120

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (un-audited)
  (Dollar Amounts in Thousands Except Per-Share Data)

For the three    For the six
                    months ended     months ended   Year End
                      June 30           June 30     December
                   2003     2002     2003     2002     2002
Interest and dividend revenue
  Loans, including fees
                  $2,101   $2,060   $4,141   $4,079   $8,302
  U.S. Treasury securities
                       0        0        0        0        0
  Government Agencies Securities
                     304      444      667      902    1,706
  Municipal Securities 0        0        0        0        0
  Federal funds sold  15        7       28       17       49
  Deposits with banks  0        0        0        0        0
  Equity securities    4        6        9       12       23
          Total interest and dividend revenue
                   2,424    2,517    4,845    5,010   10,080

          Total interest expense
                     715      775    1,442    1,573    3,168

          Net interest income
                   1,709    1,742    3,403    3,437    6,912

Provision for credit losses
                      85       25       88       43      133
          Net interest income after provision for credit
          losses   1,624    1,717    3,315    3,394    6,779

Other operating revenue
  Service charges on deposit accounts
                     171      147      325      285      612
  Miscellaneous revenue
                      42       42      114      111      194
          Total other operating revenue
                     213      189      439      396      806

Other expenses
  Salaries and employee benefits
                     645      611    1,282    1,214    2,501
  Occupancy           56       55      107      101      209
  Furniture and equipment
                      52       56      108      108      222
  Other operating    288      288      557      552    1,111
          Total other expenses
                   1,041    1,010    2,054    1,975    4,043

Income before income taxes
                     795      896    1,700    1,815    3,542
Income taxes         292      327      625      660    1,287

Net income          $503     $569   $1,075   $1,155   $2,255

Earnings per common share
                   $0.63    $0.71    $1.35    $1.43    $2.80

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (un-audited)
      (Dollar Amount in Thousands Except Per-Share Data)
                                     For the Six Months Ended
                                                 June 30
                                              2003      2002
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                          $4,984    $4,914
  Other revenue received                        414       271
  Cash paid for operating expenses           (1,831)   (1,962)
  Interest paid                              (1,441)   (1,700)
  Taxes paid                                   (658)     (418)
                                              1,468     1,105

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, intangibles,
    and construction in progress                (21)      (50)
  Net customer loans repaid (advanced)       (9,866)   (6,105)
  Proceeds from sales and maturities of securities
    Available for sale                        7,503     2,605
    Held to maturity                              0         0
  Investment in Federal Home Loan Bank Stock    (25)        0
  Proceeds from other real estate                 0         0
                                             (2,409)   (3,550)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in time deposits                 2,014      (310)
  Net change in other deposits                2,310     2,975
  Net change in repurchase agreements        (2,247)   (2,949)
  Advances(repayments) under notes payable   (3,800)    5,000
  Cash paid to repurchase stock, net of proceeds
                                               (292)     (385)
  Dividends paid                               (512)     (486)
                                             (2,527)    3,845
NET INCREASE (DECREASE) IN CASH              (3,468)    1,400
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD   8,676     6,928
CASH AND EQUIVALENTS AT END OF PERIOD        $5,208    $8,328
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES
  Net income                                 $1,075    $1,155
  Adjustments
    Depreciation and amortization               118       121
    Provision for loan losses                    88        43
    Amortization of premiums and accretion of
        Discounts                                12        (1)
    Loss(gains) on sales                          0         0
    Decrease (increase) in accrued interest
      Receivable and other assets                97      (127)
    Increase (decrease)
      Deferred origination fees and costs, net  (22)      (24)
      Accrued Interest payable and other liabilities
                                                100       (62)
                                             $1,468    $1,105

PEOPLES BANCORP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS


1.   Basis of Presentation

     The accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ending December 31, 2003 and 2002. For further information, refer to the financial statements and footnotes included in the annual report as of December 31, 2002.

2.   Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.   Comprehensive income

     For the six months ended June 30, 2003 and 2002, total comprehensive income, net of taxes, was $1,125,000 and $1,242,000 respectively.

4.   Commitments

     For purposes of reporting unused commitments, the following table represents un-funded obligations rounded to the approximate thousand dollar of obligation:


     Revolving Home Equity Lines            $   2,386,000
     Commercial Real Estate                 $   1,551,000
     Other Unused Commitments               $  16,037,000
     Commercial Letters of Credit           $   2,132,000

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


FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

     The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 25.21% at June 30, 2003 as compared to 28.29% at the same period last year. Another source of liquidity is a secured line of credit for $21,769,000 from the Federal Home Loan Bank of which $1,000,000 has been advanced leaving $20,769,000 available, as well as lines of credit in the amount of $8,000,000 from correspondent banks, namely, Bank of America and Allfirst Bank.

     Tier one capital ratios of the Bank, based on average assets for the six months ended June 30, 2003 and 2002 were 13.22% and 14.05%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

     At June 30, 2003, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a six month cumulative gap, as a percentage of interest-earning assets, of 75.43%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, liability sensitivity indicates that a higher dollar amount of liabilities re-price than assets and in a declining rate environment net interest income increases. On the other hand, if interest rates increase, then typically the net interest income should decline. The bank controls this matching of assets to liabilities to minimize interest rate risk while at the same time maximizing income.

RESULTS AND PLAN OF OPERATION

     Net income for the six months ended June 30, 2003, was $1,075,000, or $1.35 per share, compared to $1,155,000, or
$1.43 per share, for the first six months of 2002. Net interest income has decreased approximately $34,000 with a increase of approximately $45,000 in provision to loan losses and an increase of $79,000 in total other operating expenses. However these reductions to income have been offset by an increase in other operating income of $43,000. The Bank has had a reduction in total assets of $1,270,000 as of June 30, 2003 compared to December 31, 2002.

     The Bank's loan portfolio increased from $119.5 million at December 31, 2002 to $129.3 million at June 30, 2003. As a result, loan income has increased $62,000 or 1.50% from $4,079,000 for the first six months of 2002 to $4,141,000 for the first six months ended June 30, 2003. The Bank's provision for loan losses was $88,000 for the six months ended June 30, 2003 compared to $43,000 for the six months ended June 30, 2002. The allowance for loan losses was .94% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.



                 ALLOWANCE FOR LOAN LOSSES
                                                 Year End
                                     June 30,     December
                                      2002          2002

Balance at beginning of year       1,159,910     1,062,286
Loan losses:
  Commercial                           8,918        15,473
  Mortgages                                0             0
  Consumer                            10,062        21,786
                Total loan losses     18,980        37,259
Recoveries on loans previously charged off
  Commercial                               0            63
  Mortgages                                0             0
  Consumer                             3,726         1,820
                Total loan recoveries  3,726         1,883
Net loan losses                       15,254        35,376
Provision for loan losses charged to
  Expense                             88,000       133,000
Balance                            1,232,656     1,159,910

Allowance for loan losses to loans
  Outstanding                          0.94%         0.98%

Net charge-offs to average loans       0.01%         0.01%

     As a result of declining interest rates, interest expense has reduced even though balances have increased. Interest earning deposit balances have increased approximately
$2,914,000 from $115,435,000 as of December 31, 2002 compared to $118,349,000 at June 30, 2003. Interest expense has dropped $131,000 from $1,573,000 as of June 30, 2002 to
$1,442,000 as of June 30, 2003.

     Non-interest expense increased $79,000 to $2,054,000 for the six months ended June 30, 2003, from $1,975,000 for the six months ended June 30, 2002. The increase was primarily related to the increases in salaries and benefits of $68,000 and data processing expenses of $16,000. The increase in salaries and benefits was due to increased health insurance premiums and increased data processing expenses are the result of increased fees from the banks outside processor.

     The company's assets ended the first six months of 2003 at $167.9 million, a decrease of $1,270,000 or .76% from $169.1 million at December 31, 2002. Maturing investments and federal funds have been used to reduce the notes payable with Federal Home Loan Bank and to fund loan demand.

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

     The Bank employed sixty-four full time equivalent employees during the second quarter of 2003. The Company employs no employees outside those hired by the Bank.

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

MARKET RISK

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of $95,000, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to re-price its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I   FINANCIAL INFORMATION
ITEM 3   CONTROLS AND PROCEDURES


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

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART II  OTHER INFORMATION


Item 1       LEGAL PROCEEDINGS
             Not applicable

Item 2       CHANGES IN SECURITIES
             The Bancorp previously adopted a policy of purchasing stock from existing stockholders.
             During the present quarter 2,292 shares of stock were purchased.

Item 3       DEFAULTS UPON SENIOR SECURITIES
             Not applicable

Item 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY
             HOLDERS
             The slate of directors proposed in the Proxy
             Statement dated May 21,2003 were elected at the annual stockholders meeting held on May 21,2003. The selection of Rowles & Company as our 2003 Independent auditing and accounting firm for tax purposes was also approved at the meeting.

Item 5       OTHER INFORMATION
             Not applicable.

Item 6       Exhibits and Reports on Form 8-K
        a)   Exhibits
             1.  Proxy Statement dated May 21, 2003, is
                 incorporated by reference.
             2. Registration statement dated May 1, 1998, is incorporated by reference.

        b)   Reports on Form 8-K
             There were no reports on Form 8-K filed for the quarter ended June 30, 2003.

                          SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              PEOPLES BANCORP, INC.



Date: __JULY 31, 2003__       By:__/S/ THOMAS G. STEVENSON__
                              Thomas G. Stevenson
                              President
                              Chief Executive Officer and
                              Chief Financial Officer









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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (June 19, 2003); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                              PEOPLES BANCORP, INC.


Date: __JULY 31, 2003__       By:__/S/ THOMAS G. STEVENSON__
                              Thomas G. Stevenson
                              President
                              Chief Executive Officer and
                              Chief Financial Officer







                      EXHIBIT 99.1

      PEOPLES BANCORP, INC. CERTIFICATION OF PRESIDENT,
    CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

    Certification of President, Chief Executive Officer and
             Chief Financial Officer
            Pursuant to 18 U.S.C. 1350
     (Section 906 of the Sarbanes-Oxley Act of 2002)



We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form
10-Q for the period ended June 30, 2003 of the Registrant (the
"Report"):


(1)    The Report fully complies with the requirements of
       Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.



                              PEOPLES BANCORP, INC.



Date: __JULY 31, 2003__       By: __/S/THOMAS G. STEVENSON__
                              Thomas G. Stevenson
                              President,
                              Chief Executive Officer
                              and Chief Financial Officer