Form 10QSB
period 2003-09-30
PEOPLES BANCORP INC/MD
filed 2003-11-12
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC  20549
                        FORM 10-QSB
(Mark One)

[ X ]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       For the quarter ended September 30, 2003

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934 FOR THE TRANSITION
       PERIOD FROM __________________  TO  _________________

               Commission File Number:  0001060244
                       PEOPLES BANCORP, INC.
          (Exact name of issuer as specified in its charter)

______Maryland_____        ___________ 52-2027776 ___________
(State of incorporation)  (I.R.S. Employer Identification No.)

P. O. Box 210, 100 Spring Street, Chestertown, Maryland 21620
          (Address of principal executive offices)

                ______(410) 778-3500 _____
                (Issuer's telephone number)

      ________________Not Applicable_________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             YES __X__          NO _____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the issuer filed all documents and reports
required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court.
             YES _____          NO _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The registrant has 794,012 shares of common stock ($10.00 par) outstanding as of November 1, 2003.

Transitional Small Business Disclosure Format (check one)
             YES _____          NO _____

[ ]    Accelerated Filer in accordance to SEC and Sarbanes-
       Oxley Act

PEOPLES BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
Index


Part I  -  Financial Information                         Page

     Item 1  Financial Statements
             Consolidated Balance Sheets                    3
             Consolidated Statements of Income              4
             Consolidated Statements of Cash Flows          5
             Notes to Consolidated Financial Statements     6

     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operation           7-9

     Item 3  Controls and Procedures                       10


Part II  -  Other Information
     Item 1  Legal Proceedings                             11
     Item 2  Changes in Securities                         11
     Item 3  Defaults Upon Senior Securities               11
     Item 4  Submission of Matters to a Vote of Security
             Holders                                       11
     Item 5  Other Information                             11
     Item 6  Exhibits and Reports on Form 8-K              11

PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I  -  FINANCIAL INFORMATION
Item 1.   Financial Statements
Consolidated Balance Sheets.
                 (Dollar Amounts In Thousands)
                                   (unaudited)
                                    September 30  December 31,
                                         2003          2002
                    ASSETS
Cash and due from banks                   $4,821     $5,024
Federal funds sold                           433      3,652
Interest-bearing deposits                      0          0
Investment securities available for sale  25,585     33,364
Investment securities held to maturity
  (approximate fair value of $1,026
   and $2,082)                             1,019      2,027
Loans, less allowance for credit losses
  of $1,222 and $1,160                   132,436    119,535
Premises and equipment                     3,301      3,428
Accrued interest income                    1,071      1,029
Federal Home Loan Bank Stock                 411        386
Other assets                                 711        675
                                        $169,788   $169,120

           LIABILITIES AND STOCKHOLDERS EQUITY
Deposits
  Noninterest-bearing                    $24,722    $22,745
  Interest-bearing                       117,565    115,435
                                         142,287    138,180
Fed funds purchased and repurchase agreements
                                           3,626      5,727
Other borrowed money                       3,200      5,000
Accrued interest payable                     323        357
Deferred income taxes                        178        281
Accrued expenses                             221         86
Other liabilities                            234        201
                                         150,069    149,832
Stockholders' equity
  Common stock, par value $10 per share authorized
  876,000 shares, issued and outstanding 794,012 shares
  as of September 30, 2003                 7,940      8,013
  Capital surplus                          2,921      2,921
  Retained earnings                        8,351      7,684
                                          19,212     18,618
  Net unrealized gain on securities
   available for sale                        507        670
                                          19,719     19,288
                                        $169,788   $169,120

See Accompanying Notes to Consolidated Financial Statements

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME  (unaudited)
(Dollar Amounts in Thousands Except Per-Share Data)
                 For the three       For the nine
                 months ended        months ended    Year End
                 September 30        September 30    December
                2003      2002      2003      2002      2002
Interest and dividend revenue
  Loans, including fees    $2,128 $2,100 $6,269 $6,179 $8,302
  U.S. Treasury securities      0      0      0      0      0
  Government Agencies Securities
                              288    409    955  1,311  1,706
  Municipal Securities          0      0      0      0      0
  Federal funds sold            3     20     31     37     49
  Deposits with banks           0      0      0      0      0
  Equity securities             4      6     13     18     23
          Total interest and dividend revenue
                            2,423  2,535  7,268  7,545 10,080

    Total interest expense    676    817  2,118  2,390  3,168

    Net interest income     1,747  1,718  5,150  5,155  6,912

Provision for credit losses     0     75     88    118    133
    Net interest income after provision for
          credit losses     1,747  1,643  5,062  5,037  6,779

Other operating revenue
  Service charges on deposit accounts
                              165    169    490    454    612
  Miscellaneous revenue        46     42    160    153    194
     Total other operating revenue
                              211    211    650    607    806
Other expenses
  Salaries and employee benefits
                              646    611  1,928  1,825  2,501
  Occupancy                    60     58    167    159    209
  Furniture and equipment      55     49    163    157    222
  Other operating             264    267    822    820  1,111
     Total other expenses   1,025    985  3,080  2,961  4,043

Income before income taxes    933    869  2,632  2,683  3,542
Income taxes                  348    314    973    974  1,287
Net income                   $585   $555 $1,659 $1,709 $2,255

Earnings per common share   $0.74  $0.69  $2.08  $2.13  $2.80

See Accompanying Notes to Consolidated Financial Statements

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                    For the Nine Months Ended
                                              September 30
CASH FLOWS FROM OPERATING ACTIVITIES          2003      2002
  Interest received                          $7,205   $7,386
  Other revenue received                        635      605
  Cash paid for operating expenses           (2,722)  (2,857)
  Interest paid                              (2,153)  (2,499)
  Taxes paid                                 (1,012)    (913)
                                              1,953    1,722

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, intangibles,
    and construction in progress                (44)     (60)
  Net customer loans repaid (advanced) (12,952) (12,105) Proceeds from sales and maturities of securities
    Available for sale                        8,506    7,105
    Held to maturity                              0        0
  Investment in securities available for sale     0   (5,096)
  Purchase of FHLB stock                        (25)       0
                                             (4,515) (10,156)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in time deposits                 1,386    1,981
  Net change in other deposits                2,721    3,914
  Net change in repurchase agreements        (2,101)  (5,281)
  Advances under notes payable               (1,800)   6,400
  Cash paid to repurchase stock                (292)    (505)
  Dividends paid                               (774)    (735)
                                               (860)   5,774
NET INCREASE (DECREASE) IN CASH              (3,422)  (2,660)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD   8,676    6,928
CASH AND EQUIVALENTS AT END OF PERIOD        $5,254   $4,268

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES
  Net income                                 $1,659   $1,709
  Adjustments
    Depreciation and amortization               179      182
    Provision for loan losses                    88      118
    Security discount accretion, net of premium
        Amortization                             16        2
    Loss (gains) on security sales                0        0
    Decrease (increase) in accrued interest
      Receivable and other assets               (86)    (123)
    Increase (decrease)
      Deferred origination fees and costs, net  (37)     (26)
      Accrued Interest payable and other
        Liabilities                             134     (140)
                                             $1,953   $1,722

See Accompanying Notes to Consolidated Financial Statements

Peoples Bancorp, Inc. and Subsidiary
Notes to Consolidated Financial Statements


1.     Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the quarters ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for the years ending December 31, 2003 and 2002. For further information, refer to the financial statements and footnotes included in the Company's annual report for the year ended December 31, 2002.


2.     Cash Flows

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.


3.     Comprehensive Income

          For the nine months ended September 30, 2003 and 2002, total comprehensive income, net of taxes, was $1,496,000 and $2,090,000 respectively.


4.     Commitments

          For purposes of reporting unused commitments, the following table represents unfunded obligations rounded to the approximate thousand dollar of obligation:

     Revolving home equity lines         $   2,381,000
     Commercial Real Estate              $   6,573,000
     Other unused commitments            $  13,709,000
     Commercial Letters of Credit        $   2,115,000


5.       Earnings Per Share

     Earnings per share are calculated based on the weighted average shares outstanding of:

                                           2003        2002

       Quarter ended September 30        794,012     803,228
       Nine months ended September 30    796,483     805,834

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

FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

     The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average quarterly liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 22.13% at September 30, 2003 as compared to 28.94% at the same period last year. Another source of liquidity is a secured line of credit for $21,769,000 from the Federal Home Loan Bank of which $1,000,000 has been advanced leaving $20,769,000 available, as well as lines of credit in the amount of $8,000,000 from correspondent banks, namely, Bank of America and M & T Bank.

     Tier one capital ratios of the Bank, based on average assets for the nine months ended September 30, 2003 and 2002 were 12.97% and 15.79%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's capital requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

     At September 30, 2003, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a twelve month cumulative gap, as a percentage of interest-earning assets, of 4.97%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, liability sensitivity indicates that a higher dollar amount of liabilities re-price than assets and in a declining rate environment net interest income increases. On the other hand, if interest rates increase, then typically the net interest income should decrease. The bank controls this matching of assets to liabilities to minimize interest rate risk while at the same time maximizing income.

RESULTS AND PLAN OF OPERATION

     Net income for the nine months ended September 30, 2003, was $1,659,000, or $2.08 per share, compared to $1,709,000, or
$2.13 per share, for the first nine months of 2002. Net interest income has decreased approximately $5,000 offset with a decrease of approximately $30,000 in provision to loan losses and an increase of $119,000 in total other operating expenses. However these reductions to income have been offset by an increase in other operating income of $43,000. The Bank has had growth in total assets of $668,000 as of September 30, 2003 compared to December 31, 2002.

     Net Income increased approximately $30,000 or 5.56% from $554,000 for the three months ended September 30, 2003 to $584,000 for the same three month period ending September 30, 2002. The primary reason for this increase was the bank did not need to expense a provision to loan loss for current years quarter. Total assets are up $6,280,000 or 3.84% from $163,508,000 on September 30, 2002 to $169,788,000 for
September 30, 2003.

     The Bank's loan portfolio increased $12.9 million from $119.5 million at December 31, 2002 to $132.4 million at September 30, 2003. As a result loan income has increased $90,000 or 1.46% from $6,179,000 for the first nine months of 2002 to $6,269,000 for the first nine months ended September 30, 2003. The Bank's provision for loan losses was $88,000 for the nine months ended September 30, 2003 compared to $188,000 for the nine months ended September 30, 2002. The allowance for loan losses was .91% of total loans. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.

               ALLOWANCE FOR LOAN LOSSES
                                                     Year End
                                      September 30,   December
                                          2003          2002
Balance at beginning of year            1,159,910    1,062,286
Loan losses:
  Commercial                                8,918       15,473
  Mortgages                                     0            0
  Consumer                                 22,234       21,786
                Total loan losses          31,152       37,259
Recoveries on loans previously charged off
  Commercial                                   90           63
  Mortgages                                     0            0
  Consumer                                  4,993        1,820
                Total loan recoveries       5,083        1,883
Net loan losses                            26,069       35,376
Provision for loan losses charged
                       to expense          88,000      133,000
Balance                                 1,221,841    1,159,910
Allowance for loan losses to loans
                       Outstanding          0.91%        0.98%


     As a result of declining interest rates, interest expense has reduced $272,000 from $2,390,000 as of September 30, 2002 to $2,118,000 as of September 30,2003. Interest-earning deposit balances have increased approximately $2,130,000 from $115,435,000 as of December 31, 2002 compared to $117,565,000 at September 30, 2003.

     Non-interest expense increased $119,000 to $3,080,000 for the nine months ended September 30, 2003, from $2,961,000 for the nine months ended September 30, 2002. The increase was primarily related to the increases in salaries and benefits of $103,000. The increase in salaries and benefits was due to annual salary increases.

     The company's assets ended the first nine months of 2003 at $169.8 million, an increase of $.70 million or .39% from $169.1 million at December 31, 2002. This increase can be attributed primarily to an increase in the Banks loans of $12.9 million offset by decreases in securities and federal funds sold of 10.9 million. Maturing investments and federal funds have been used to reduce the notes payable with Federal Home Loan Bank or to fund loan demand.

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

     The Bank employed sixty-four full time equivalent employees during the third quarter of 2002. The Company employs no employees outside those hired by the Bank.

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

MARKET RISK

     Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a increase in net interest income of approximately $115,800, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to re-price its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.

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

        b) Reports on Form 8-K
           There were no reports on Form 8-K filed for the quarter ended September 30, 2003.

                           SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PEOPLES BANCORP, INC.



Date: __November 12, 2003__     By:__/S/ THOMAS G. STEVENSON__
                                   Thomas G. Stevenson
                                   President
                                   Chief Executive Officer and
                                   Chief Financial Officer

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                               PEOPLES BANCORP, INC..



Date: __November 12, 2003__     By:__/S/ THOMAS G. STEVENSON__
                                   Thomas G. Stevenson
                                   President
                                   Chief Executive Officer and
                                   Chief Financial Officer

EXHIBIT 99.1

PEOPLES BANCORP, INC. CERTIFICATION OF PRESIDENT, CHIEF
EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Certification of President, Chief Executive Officer and Chief
Financial Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)



We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form
10-Q for the period ended September 30, 2003 of the Registrant
(the "Report"):


   (1)  The Report fully complies with the requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                Peoples Bancorp, Inc.




Date: __November 12, 2003__     By:__/S/ THOMAS G. STEVENSON__
                                   Thomas G. Stevenson
                                   President,
                                   Chief Executive Officer
                                   and Chief Financial Officer