Form 10QSB/A
period 2003-09-30
PEOPLES BANCORP INC/MD
filed 2003-11-17
CIK 1060244

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

PEOPLES BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB/A
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

RESULTS AND PLAN OF OPERATION

     Net income for the nine months ended September 30, 2003, was $1,659,000, or $2.08 per share, compared to $1,709,000, or
$2.13 per share, for the first nine months of 2002. Net interest income has decreased approximately $5,000 offset with a decrease of approximately $30,000 in provision to loan losses and an increase of $119,000 in total other operating expenses. However these reductions to income have been partially offset by an increase in other operating income of $43,000. The Bank has had growth in total assets of $668,000 as of September 30, 2003 compared to December 31, 2002.

     Net Income increased approximately $30,000 or 5.56% from $555,000 for the three months ended September 30, 2002 to $585,000 for the same three month period ending September 30, 2003. The primary reason for this increase was the bank did not need to expense a provision to loan loss for current years quarter. Total assets are up $6,280,000 or 3.84% from $163,508,000 on September 30, 2002 to $169,788,000 for
September 30, 2003.

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


                                PEOPLES BANCORP, INC.



Date: __November 17, 2003__     By:__/S/ THOMAS G. STEVENSON__
                                   Thomas G. Stevenson
                                   President
                                   Chief Executive Officer and
                                   Chief Financial Officer

CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER


Pursuant to 18 U.S.C. 1350
(Section 302 and 906 of the Sarbanes-Oxley Act of 2002)

I, Thomas G. Stevenson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Peoples Bancorp, Inc.;

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

                               PEOPLES BANCORP, INC.



Date: __November 17, 2003__     By:__/S/ THOMAS G. STEVENSON__
                                   Thomas G. Stevenson
                                   President
                                   Chief Executive Officer and
                                   Chief Financial Officer

EXHIBIT 99.1

PEOPLES BANCORP, INC. CERTIFICATION OF PRESIDENT, CHIEF
EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Certification of President, Chief Executive Officer and Chief
Financial Officer
Pursuant to 18 U.S.C. 1350
(Section 906 of the Sarbanes-Oxley Act of 2002)



We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form
10-QSB/A for the period ended September 30, 2003 of the Registrant
(the "Report"):


   (1)  The Report fully complies with the requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


   (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.




                                Peoples Bancorp, Inc.




Date: __November 17, 2003__     By:__/S/ THOMAS G. STEVENSON__
                                   Thomas G. Stevenson
                                   President,
                                   Chief Executive Officer
                                   and Chief Financial Officer