Form 10KSB
period 2003-12-31
PEOPLES BANCORP INC/MD
filed 2004-03-30
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549
                           Form 10-KSB

(Mark One)
_X_    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended DECEMBER 31, 2003

___    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        For the transition period from _____ to ______
                 Commission File No. 000-24169

           _______  PEOPLES BANCORP, INC. __________
     (Exact name of registrant as specified in its Charter)

 ______  MARYLAND______                   ___ 52-2027776 ___
(State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)         Identification No.)

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

Securities registered under Section 12(g) of the Exchange Act:
           COMMON STOCK PAR VALUE $10.00 PER SHARE
                      (Title of Class)

Check whether the small business issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ]

State small business issuer's revenues for its most recent
fiscal year:  $10,589,196

The aggregate market value of the Common Stock held by non-affiliates of the small business issuer on December 31, 2003,
was $24,033,520.   This calculation is based upon an
estimation by the Company's Board of Directors of fair market value of the Common Stock of $40.00 per share. There is not an active trading market for the Common Stock and it is not possible to identify precisely the market value of the Common Stock.

On March 15, 2004, 794,012 shares of the small business issuer's common stock were issued and outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE
The Company's Annual report to Shareholders for the year ended December 31, 2003, is incorporated by reference in this Form 10-KSB in Part II Item 5, Item 6, and Item 7. The Company's Proxy Statement for Annual Meeting of Shareholders to be held on May 24, 2004, is incorporated by reference in this Form 10-KSB in Part III, Item 9, Item 10, Item 11, and Item 12.



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

          The Company, through the Bank, also offers a full range of short- to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Company also originates mortgage loans and real estate construction and acquisition loans. These lending activities are subject to a variety of lending limits imposed by state and federal law. The Bank may not make any loans to any director, officer, or employee unless the loans are approved by the Board of Directors of the Bank. The Board of Directors must review any such loans every six months.

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

EMPLOYEES

          As of December 31, 2003, the Bank employed 63 full-time equivalent employees. The Company's operations are conducted through the Bank. Consequently, the Company does not have separate employees. Employees of the Bank are not represented by any collective bargaining unit. Relations with employees are considered to be good.

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

          INVESTMENTS, CONTROL AND ACTIVITIES. With certain limited exceptions, the BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring substantially all the assets of any bank,
(ii) acquiring direct or indirect ownership or control of any voting shares of any bank if after such acquisition it would own or control more than 5% of the voting shares of such bank (unless it already owns or controls the majority of such shares), or (iii) merging or consolidating with another bank holding company.

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

          TRANSACTIONS WITH AFFILIATES AND INSIDERS The Bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of loans or extensions of credit to, or investment in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates. In addition, most of these loans and certain other transactions must be secured in prescribed amounts. The Bank is also subject to Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliate companies. The Bank is subject to certain restrictions on extensions of credit to executive officers, directors, certain principal shareholders, and their related interests. Such extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

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

          FDICIA established a capital-based regulatory scheme designed to promote early intervention for troubled banks and requires the FDIC to choose the least expensive resolution of bank failures. This capital-based regulatory framework contains five categories for compliance with regulatory capital requirements, including "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." To qualify as a "well capitalized" institution, a bank must have a leverage ratio of no less than 5%, a Tier 1 risk-based ratio of no less than 6%, and a total risk-based capital ratio of no less than 10%, and the bank must not be under any order or directive from the appropriate regulatory agency to meet and maintain a specific capital level. As of December 31, 2003, the Company and the Bank were qualified as "well capitalized." See "Item 6. Management's Discussion and Analysis or Plan of Operation - Capital." These capital guidelines can affect the Company in several ways. If a bank begins to grow at a rapid pace, capital infusion may be needed to boost capital. This
could impact the Company's ability to pay dividends.    Rapid
growth, deterioration of the loan portfolio performance, poor earnings or a combination of these factors could change the current capital positions.


RECENT LEGISLATIVE DEVELOPMENT

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

ITEM 2.  DESCRIPTION OF PROPERTY

          The Company owns its main office facility located at 100 Spring Avenue in Chestertown, Maryland 21620. The original building is approximately 16,000 square feet. The main office is also a full service branch. The Company also maintains branches at the following locations, each of which is owned by the Company:

____________ Location ___________ Approximate square footage 600 Washington Avenue, Chestertown, Maryland 21620 3,500
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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the shareholders of the Company during the fourth quarter of 2003.

                         PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

          The Company's Articles of Incorporation authorize it to issue up to 1,000,000 shares of the common stock.

          As of March 15, 2004, there were approximately 608 holders of record of the common stock and 794,012 shares of Common Stock issued and outstanding. There is no established public trading market in the stock, and there is no likelihood that a trading market will develop in the near future. The development of a trading market may be inhibited because insiders hold a large portion of the Company's shares. Transactions in the common stock are infrequent and are negotiated privately between the persons involved in those transactions.

          All outstanding shares of common stock of the Company are entitled to share equally in dividends from funds legally available, when, as, and if declared by the Board of
Directors.   The Company paid dividends of $1.30 per share in
2003, and $1.23 per share in 2002.

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

OVERVIEW

          Consolidated income of the Company is derived primarily from operation of the Bank. The 2003 net income was $2,260,372 compared to $2,255,432 for 2002. This produced a return on average equity of 11.56% and return on average assets of 1.34% for 2003, compared to returns of 12.43% and 1.41%, respectively for 2002.

RESULTS OF OPERATIONS

          The Company reported net income of $2,260,372, or $2.84 per share, for the year ended December 31, 2003, which was an increase of $4,940 or .22%, over the net income of $2,255,432, or $2.80 per share, for the year ended December 31, 2002.

          Net interest income increased $25,941 or .38%, to $6,937,876 in 2003, from $6,911,935 in 2002. This increase in net interest income was the result of a decrease in interest expense of $375,319 offset by a decrease of $349,378 in interest revenue. Net interest income increased primarily because the balance of interest-earning assets grew faster than the balance of deposits and borrowed funds. The yield on interest-earning assets decreased to 6.12% in 2003, from 6.72% in 2002, while the combined effective rate on deposits and borrowed funds decreased to 1.66% from 2.64% for the same period.

          The provision for loan losses was $87,900 in 2003, a decrease of $45,100 from the $133,000 provision in 2002. The decreased provision is primarily the result of a decrease in net loan losses of $4,447 in 2003 from $35,376 for December 31, 2002 compared to $30,929 for December 31, 2003.

          Noninterest income and noninterest expense increased by 6.51% and 1.80%, respectively during 2003, compared to 2002. Discussion of these items is presented later under their respective headings.

NET INTEREST INCOME

          The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the Company's funding sources. The table "Average Balances, Interest, and Yield" which follows shows the Company's average volume of interest-earning assets and interest-bearing liabilities for 2003 and 2002, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table "Analysis of Changes in Net Interest Income" shows the amount of net interest income change from rate changes and from activity changes.

          The key performance measure for net interest income is the "net margin on interest-bearing assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2003 was 4.38% compared to 4.63% for 2002. Management of the Company attempts to maintain a net margin on interest-earning assets of 4.50% or higher. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.

              AVERAGE BALANCES, INTEREST AND YIELD
     For the Year Ended               For the Year Ended
      December 31, 2003               December 31, 2002
   Average                         Average
   Balance    Interest  Yield      Balance     Interest  Yield
ASSETS
Federal funds sold
 $ 3,705,451  $   41,600 1.12%   $ 3,115,857  $   49,467 1.59%
Interest-bearing deposits
      21,379         216 1.01%        78,172       1,269 1.62%
Investment securities:
  U. S. Treasury
           0           0 0.00%             0           0 0.00%
  U. S. government agency
  28,595,830   1,278,464 4.47%    33,864,631   1,788,318 5.28%
  Other
     405,722      17,436 4.30%       385,700      23,028 5.97%
   Total investment securities
 $29,001,552  $1,295,900 4.47%   $34,250,331 $ 1,811,346 5.29%
Loans:
  Demand and time
  25,743,880   1,544,467 6.00%    21,392,510   1,469,628 6.87%
  Mortgage
  98,504,453   6,570,415 6.67%    89,738,795   6,502,107 7.25%
  Installment
   4,285,820     343,726 8.02%     3,921,979     341,148 8.70%
   Total loans
 128,534,153   8,458,608 6.58%   115,053,284   8,312,883 7.23%
Allowance for loan losses
   1,201,178                       1,098,600
   Total loans, net of allowance
 127,332,975   8,458,608 6.64%   113,954,684   8,312,883 7.29%
Total interest-earning assets
 160,061,357   9,796,324 6.12%   151,399,044  10,174,965 6.72%
Non-interest-bearing cash
   3,594,543                       3,740,165
Premises and equipment
   3,349,263                       3,511,848
Other assets
   1,569,883                       1,594,911
        Total assets
$168,575,046                    $160,245,968

LIABILITIES AND STOCKHOLDERS EQUITY
Interest-bearing Deposits
  Savings and NOW deposits
$ 38,733,833  $  248,700 0.64%  $ 34,660,395  $  327,951 0.95%
  Money market and supernow
  14,309,314     101,283 0.71%    13,138,727     147,544 1.12%
  Other time deposits
  64,835,213   2,354,874 3.63%    61,099,425   2,550,501 4.17%
Total interest-bearing deposits
 117,878,360   2,704,857 2.29%   108,898,547   3,025,996 2.78%
Borrowed funds
   7,224,042      87,765 1.21%    11,120,681     141,945 1.28%
Total interest-bearing liabilities
 125,102,402   2,792,622 2.23%   120,019,228   3,167,941 2.64%
Noninterest-bearing deposits
  22,820,952                      21,574,371
 147,923,354                     141,593,599
Other liabilities
   1,092,776                         511,082
Stockholders' equity
  19,558,916                      18,141,287
       Total liabilities and stockholders equity
$168,575,046                    $160,245,968
Net interest spread      3.89%                           4.08%
Net interest income
             $ 7,003,702                     $ 7,007,024
Net margin on interest-earning assets
                         4.38%                           4.63%
Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis.



        ANALYSIS OF CHANGES IN NET INTEREST INCOME

Year ended December 31,          Year ended December 31,
2003 compared with 2002          2002 compared with 2001
   variance due to                  variance due to
   Total   Rate      Volume    Total    Rate   Volume
EARNING ASSETS
  Federal funds sold
$  (7,867) $ (17,416) $  9,549$(159,996) $  (77,277)$ (82,719)
  Interest-bearing deposits
   (1,053)      (130)     (923)  (1,578)     (1,855)      277
  Investment securities:
    U. S. Treasury
        0          0         0  (39,996)          0   (39,996)
    U. S. government agency
 (509,854)  (231,626) (278,228) 203,751    (196,126)   399,877
    Other
   (5,592)    (6,776)    1,184   (5,785)     (5,785)         0
  Loans:
    Demand and time
   74,839   (223,972)  298,811 (252,503)   (405,663)   153,160
    Mortgage
   68,308   (571,326)  639,634  (96,702)   (779,223)   682,521
    Installment
    2,578     (29,144)  31,722   (3,494)    (59,376)    55,882
        Total interest revenue
 (378,641) (1,080,390) 701,749 (356,303) (1,525,305) 1,169,002

INTEREST BEARING LIABILITIES
  Savings and NOW deposits
  (79,251)   (120,075)  40,824 (218,555)   (281,337)    62,782
  Money market and supernow
  (46,261)    (58,668)  12,407 (106,582)   (139,964)    33,382
  Other time deposits
 (195,627)   (350,110) 154,483 (489,170)   (696,598)   207,428
  Other borrowed funds
  (54,180)     (5,057) (49,123)(122,705)   (210,958)    88,253
        Total interest expense
 (375,319)   (533,910) 158,591 (937,012) (1,328,857)   391,845

Net interest income
 $ (3,322)  $(546,480)$543,158 $580,709  $ (196,448) $ 777,157

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis.
The variance that is both rate/volume related is reported with the rate variance.


FOURTH QUARTER RESULTS (rounded to nearest thousands except per share data)

          Net income for the Company for three months ended December 31, 2003, was $600,000, compared to $546,000 for the corresponding period in 2002. Earnings per share for the fourth quarters of 2003 and 2002 were $.76 and $.68, respectively. Increases in net interest income and noninterest income for the three months ended December 31, 2003, compared to the corresponding period in 2002 were offset by increased income taxes and decreased noninterest expenses.

          The increase in net interest income after provision for loan losses of $46,000, from $1,742,000 for the three months ended December 31, 2002, to $1,788,000 for the three months ended December 21, 2003, was due primarily to the faster repricing of deposits than loans and securities. Interest revenue decreased $73,000 while interest expense decreased $104,000 during the fourth quarter of 2003 compared to the fourth quarter of 2002.

          Noninterest income increased $10,000 to $209,000 for the fourth quarter of 2003, from $199,000 for the fourth quarter of 2002. This increase was due primarily to the increase in service charges as a result of an increased volume of deposits.

          Total noninterest expense decreased $45,000 to $1,036,000 for the quarter ended Decermber 31, 2003, from $1,081,000 for the corresponding 2002 quarter. This decrease is primarily the result of a decrease of $33,000 in salaries from $504,000 for the fourth quarter of 2002 to $471,000 for the corresponding quarter of 2003. Occupancy combined with furniture and fixture expenses for the same period of 2003 are down $33,000 from $115,000 in 2002 to $82,000 in 2003. These decreases were offset by increases to director expense of $8,000 and other expenses of $11,000 for the same period of time.

COMPOSITION OF LOAN PORTFOLIO

          Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $127,332,975 and $113,954,684 during 2003 and 2002, respectively, which constituted 79.55% and 75.27% of average interest-earning assets for the respective periods. At December 31, 2003, the Company's loan to deposit ratio was 93.26% compared to 86.51% at December 31, 2002, while the 2003 average loans to average deposits was 86.08%. The securities sold under agreements to repurchase function like deposits with the securities providing collateral in place of the FDIC insurance. The Company's ratio of loans to deposits plus repurchased agreements was 87.92% as of December 21, 2003 compared to 83.06% as of December 31, 2002. The Company extends loans primarily to customers located in and near Kent, Queen Anne's and Cecil Counties, Maryland. There are no industry concentrations in the Company's loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and the real estate market in the region will influence its performance.

          The following table sets forth the composition of the Company's loan portfolio as of December 31, 2003 and 2002, respectively.

               COMPOSITION OF LOAN PORTFOLIO
                                     December 31,
                                2003              2002
                                   Percent            Percent
                          Amount  of total    Amount  of total
Commercial             24,491,326  17.62%  $20,448,319  16.93%
Real estate-residential44,920,067  32.31%   40,930,186  33.90%
Real estate-commercial 55,686,064  40.05%   46,289,177  38.33%
Construction            6,953,199   5.00%    6,637,195   5.50%
Consumer                6,978,148   5.02%    6,449,427   5.34%
      Total loans     139,028,804 100.00%  120,754,304 100.00%
Less deferred fees, net of
     deferred costs        12,241               59,214
Less allowance for loan
     Losses             1,216,881            1,159,910
      Net loans      $137,799,682         $119,535,180


          The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company's loan portfolio as of December 31, 2003.

            LOAN MATURITY SCHEDULE AND SENSITIVITY
               TO CHANGES IN INTEREST RATES
                    December 31, 2003
              One year     Over one     Over five
               or less   through five     years
                             years                     Total
Commercial
            $ 23,845,159  $    554,106  $ 92,061  $ 24,491,326
Real estate - residential
              10,360,150    34,559,917         0    44,920,067
Real estate  - commercial
              21,715,341    33,773,428   197,295    55,686,064
Construction
               6,362,265       590,934         0     6,953,199
Consumer
               4,090,757     2,825,963    61,428     6,978,148
      Total
             $66,373,672   $72,304,348  $350,784  $139,028,804

Fixed interest rate
             $30,485,684   $69,617,348  $258,723  $100,361,755
Variable interest rate
              35,887,988     2,687,000    92,061    38,667,049
      Total
             $66,373,672   $72,304,348  $350,784  $139,028,804

          As of December 31, 2003, $38,667,049, or 27.81%, of
the total loans were either variable rate loans or loans written on demand.

          The Company has the following commitments, lines of credit, and letters of credit outstanding as of December 31, 2003 and 2002, respectively.

                                    2003      2002
   Check loan lines of credit      $   693,553    $   554,452
   Mortgage lines of credit         11,301,468      5,242,987
   Commercial lines of credit        8,298,066      7,286,016
   Construction loan commitments     5,626,555      5,542,389
   Standby letters of credit         2,199,496      1,682,896
                Total              $28,119,138    $20,308,740

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

          The table "Allocation of Allowance for Loan Losses" which follows shows the specific allowance applied by loan type and also the general allowance included in the December
31, 2003 and 2002, allowance for loan losses.

        ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

                           2003                   2002
Commercial       $  156,707   12.88%    $  131,735   11.36%
Real estate         300,086   24.66%       458,353   39.52%
Consumer            184,397   15.15%        98,988    8.53%
Unallocated         575,691   47.31%       470,834   40.59%
          Total  $1,216,881  100.00%    $1,159,910  100.00%

          The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of December 31, 2003 and 2002, the allowance for loan losses compared to gross loans was 0.88% and 0.96%, respectively.

              ALLOWANCE FOR LOAN LOSSES

                                      2003          2002
Balance at beginning of year      $1,159,910    $1,062,286

Loan losses:
  Commercial                           9,812        15,473
  Mortgages                                0             0
  Consumer                            26,934        21,786
             Total loan losses        36,746        37,259

Recoveries on loans previously charged off
  Commercial                              90            63
  Mortgages                                0             0
  Consumer                             5,727         1,820
             Total loan recoveries     5,817         1,883

Net loan losses                       30,929        35,376
Provision for loan losses charged
             to expense               87,900       133,000

Balance at end of year           $ 1,216,881   $ 1,159,910

Allowance for loan losses to loans outstanding
 at end of year                         0.88%        0.96%

Net charge-offs to average loans        0.02%        0.03%


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

          The Company had nonperforming loans of $287,916 and $281,853 at December 31, 2003 and 2002, respectively. Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. Nonperforming asset totals at December 31, 2003 and 2002 were the same as nonperforming loan totals. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 2003 and 2002.

LIQUIDITY AND INTEREST RATES SENSITIVITY

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

          Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 25.82% of average deposits for 2003, compared to 31.57% for 2002.

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

          The interest rate sensitivity position at December 31, 2003, is presented in the table "Interest Sensitivity Analysis." The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. The Company was liability-sensitive for the first twelve-month time horizon and asset-sensitive thereafter. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

             INTEREST SENSITIVITY ANALYSIS
                  December 31, 2003
    Within   After three     After one
     Three    but within      but within   After
    Months   twelve months   five years  five years   Total
ASSETS
Earning assets
  Interest-bearing deposits
$      42,491  $        0 $          0 $        0 $     42,491
  Federal funds sold
    7,509,247           0            0          0    7,509,247
  Investment securities
       available for sale
    3,007,784   5,345,600   14,547,287          0   22,900,671
       held to maturity
            0           0    3,017,409     17,164    3,034,573
       Other
            0           0            0    410,900      410,900
  Loans
   49,922,886  16,450,786   72,304,348    350,784  139,028,804
Total earning assets
 $ 60,482,408 $21,796,386 $ 89,869,044 $  778,848 $172,926,686
LIABILITIES
Interest-bearing liabilities
  Money market and Supernow
 $ 14,961,431 $         0 $          0          0 $ 14,961,431
   Savings and NOW deposits
  41,724,536            0            0          0   41,724,536
   Certificates $100,000 and over
   3,139,259    1,377,462   14,325,973          0   18,842,694
   Certificates under $100,000
   3,881,385    8,795,505   34,496,635     32,289   47,205,814
   Securities sold under agreements to repurchase
   8,064,509      510,000      400,000          0    8,974,509
   Notes payable
           0    2,000,000    1,000,000          0    3,000 000
Total interest-bearing liabilities
 $71,771,120  $12,682,967 $ 50,222,608 $   32,289 $134,708,984

Period gap
$(11,288,712) $ 9,113,419 $ 39,646,436 $   746,559 $38,217,702
Cumulative gap
 (11,288,712)  (2,175,293)  37,471,143  38,217,702  38,217,702
Ratio of cumulative gap to
  total earning assets
      (6.53)%      (1.26)%      21.67%      22.10%      22.10%


          The table "Investment Securities Maturity
Distribution and Yields" shows that as of December 31, 2003, $8,353,384 of the investment portfolio matures in one year or less. A substantial portion of the balance of the debt securities matures within five years. The funds invested in federal funds sold provide liquidity. Other sources of liquidity include lines of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines of credit available from correspondent banks at December 31, 2003, were $8,000,000. Additionally, the Company has a partially funded line of credit from the Federal Home Loan Bank of Atlanta. This line is secured by the residential mortgages of the Bank.


INVESTMENT SECURITIES MATURITY DISTRIBUTION AND YIELDS
                              2003                 2002
                       Carrying  Year-end   Carrying  Year-end
                          Value   Yield       Value     Yield
U.S. government agency
One year or less      $ 8,353,384  4.63%   $ 8,083,361  5.78%
Over one through five years
                       17,564,696  3.83%    27,284,891  4.30%
Over ten years             17,164  3.59%        23,219  4.55%
Total U.S. government agency
                      $25,935,244  4.09%   $35,391,471  4.63%
Total securities      $25,935,244  4.09%   $35,391,471  4.63%


DEPOSITS AND OTHER INTEREST BEARING LIABILITIES

          Average interest-bearing liabilities increased $5,083,174, or 4.24%, to $125,102,402 in 2003, from
$120,019,228 in 2002. Average interest-bearing deposits increased $8,979,813, or 8.25%, to $117,878,360 in 2003, from
$108,898,547 in 2002, while average demand deposits increased $1,246,581, or 5.78% to $22,820,952 in 2003, from $21,574,371 in 2002. At December 31, 2003, total deposits were $147,756,678, compared to $138,179,866 at December 31, 2002, an increase of 6.93%.

          The following table sets forth the deposits of the Company by category as of December 31, 2003 and 2002, respectively.

                                  December 31,
                          2003                    2002
                            Percent of              Percent of
                   Amount    deposits        Amount   deposits
Demand deposit accounts
               $ 25,022,203   16.93%     $ 22,744,885   16.46%
Savings and NOW accounts
                 41,724,536   28.24%       35,946,969   26.01%
Money market and Supernow accounts
                 14,961,431   10.13%       15,736,489   11.39%
Time deposits less than $100,000
                 47,205,814   31.95%       47,021,331   34.03%
Time deposits of $100,000 or more
                 18,842,694   12.75%       16,730,192   12.11%
Total deposits $147,756,678  100.00%     $138,179,866  100.00%

          Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company's loan portfolio and other earning assets. The Company's core deposits increased $7,464,310 during 2003. Deposits, and particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding in the future. The maturity distribution of the Company's time deposits over $100,000 at December 31, 2003 is shown in the following table.

      MATURITIES OF CERTIFICATES OF DEPOSIT AND OTHER
           TIME DEPOSITS OF $100,000 OR MORE
                 December 31, 2003
                        After six
            After three  through
Within three  through    twelve   After twelve
    Months   six months  months     months        Total

Certificates of deposit of $100,000 or more
  $3,139,259  $406,598  $970,864  $14,325,973  $18,842,694

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

NONINTEREST INCOME

          Noninterest income for 2003 was $858,698, compared to noninterest income in 2002 of 806,226, an increase of $52,472 or 6.51%. Service charge income increased because the volume of accounts increased. Service charges for debit cards increased 18.80% during 2003 to $85,175 as the cards are gaining acceptance by the Bank's customer base.

          The following table presents the principal components of noninterest income for the years ended December
31, 2003 and 2002, respectively.

                      NON INTEREST INCOME
                                         2003       2002
Service charges on deposit accounts   $660,349   $612,119
Other non-interest revenue             198,349    194,107
  Total non-interest income           $858,698   $806,226

Non-interest income as a percentage
          of average total assets         0.51%      0.50%

                      NONINTEREST EXPENSE

          Noninterest expense increased by $72,939, or 1.80%, from $4,042,351 in 2002 to $4,115,290 in 2003. The largest component of this increase was the 2.95% increase in compensation and related expenses from $2,500,911 in 2002 to $2,574,641 in 2003. This increase was due to an increase of $64,331 in health insurance.

          The following table presents the principal components of noninterest expense for the years ended December
31, 2003 and 2002, respectively.

                   NON-INTEREST EXPENSE
                                          2003         2002
Compensation and related expenses     $2,574,641   $2,500,911
Occupancy expense                        211,234      208,735
Furniture and equipment expense          200,517      222,172
Data processing and correspondent
  bank costs                             440,088      426,637
Director fees                            117,564      100,234
Postage                                   63,944       79,754
Office supplies                           63,509       60,860
Professional fees                         50,860       53,828
Printing and stationery                   46,494       51,977
Public relations and contributions        56,968       50,486
Telephone                                 30,206       37,147
Regulatory assessments                    35,416       34,647
Loan products                             20,994       26,326
Advertising                               33,830       25,524
Insurance                                 26,035       24,440
Other                                    142,990      138,673
  Total non-interest expense          $4,115,290   $4,042,351

Non-interest expense as a percentage
         of average total assets           2.44%        2.52%

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

          At December 31, 2003 and 2002, the Company and the
Bank exceeded their regulatory capital ratios, as set forth in the following table.

                ANALYSIS OF CAPITAL
                       2003                 2002
     Required  Consolidated          Consolidated
     Minimums   Company      Bank      Company     Bank
Total risk-based capital ratio
        8.0%      15.5%      15.3%      16.8%      16.6%
Tier I risk-based capital ratio
        4.0%      14.6%      14.4%      15.9%      15.6%
Tier I leverage ratio
        4.0%      10.9%      10.7%      11.0%      10.8%


ACCOUNTING RULE CHANGES

          Summarized below are the accounting rule changes impacting financial institutions that were approved during 2003.

          FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, requires that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement No. 133, (2) clarifies when a derivative contains a financing component, and (3) amends certain other pronouncements. This Statement is effective for contracts and hedging relationships entered into or modified after September 30, 2003.

          FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, requires that an issuer classify a financial instrument that is within its scope as a liability. This Statement is effective for financial instruments entered into or modified after May 31, 2003.

          FASB Interpretation No. 46, Consolidation of
Variable Interest Entities, An Interpretation of ARB No. 51, requires consolidation of variable interest entities by the primary beneficiary. This Interpretation is effective for the first interim period or fiscal year beginning after June 15, 2003, for variable interest entities created before February 1, 2003. For entities created after January 31, 2003, the effective date was immediate.

          AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, prohibits the carrying over of valuation allowances in loans and securities acquired in a transfer. At transfer, the assets are to be recorded at the total cash flows expected to be collected. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

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

ITEM 8a. CONTROLS AND PROCEDURES

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

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

          Incorporated by reference in the section entitled
"Section 16(a) Beneficial Ownership Reporting Compliance", on page 12, in the Proxy Statement as filed with the Securities
Exchange Commission on March 26, 2004.

ITEM 10. EXECUTIVE COMPENSATION

          Incorporated by reference in the section entitled
"Executive Compensation", on page 11, in the Proxy Statement as filed with the Securities and Exchange Commission on March 26, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

          Incorporated by reference in the section entitled
"Stock Ownership", on pages 3 and 4, in the Proxy Statement as filed with the Securities and Exchange Commission on March 26, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated by reference in the section entitled
"Information About The Board of Directors And It's
Committees", on pages 6 and 7, in the Proxy Statement as filed with the Securities and Exchange Commission on March 26, 2004.

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

        13 Annual Report to Shareholders for the year ended December 31, 2003.

        21      Subsidiaries of the Company.

        99.1 Certification of Principal Executive Officer and Principal Financial Officer

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2003.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item is incorporated herein by reference to the Bank's definitive
Proxy Statement to be filed pursuant to Regulation 14A for the 2004 Annual meeting of Shareholders.




                        SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PEOPLES BANCORP, INC.
                                 (Registrant)

Date:__MARCH 24, 2004__       By:_/S/ THOMAS G. STEVENSON____
                              Thomas G. Stevenson
                              President, Chief Executive
                              Officer and Chief Financial
                              Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:__MARCH 24, 2004__       By:_/S/ ROBERT W. CLARK, JR.____
                              Robert W. Clark, Jr., Director

Date:__MARCH 24, 2004__       By:_/S/ LAMONTE E. COOKE________
                              LaMonte E. Cooke, Director

Date:__MARCH 24, 2004__       By:_/S/ GARY B. FELLOWS_________
                              Gary B. Fellows, Director

Date:__MARCH 24, 2004__       By:_/S/ HERMAN E. HILL, JR._____
                              Herman E. Hill, Jr., Director

Date:__MARCH 24, 2004__       By:_/S/ ELMER E. HORSEY_________
                              Elmer E. Horsey, Director

Date:__MARCH 24, 2004__       By:__/S/ ARTHUR E. KENDALL______
                              Arthur E. Kendall, Director

Date:__MARCH 24, 2004__       By:_/S/ P. PATRICK MCCLEARY_____
                              P. Patrick McCleary, Director

Date:__MARCH 24, 2004__       By:_/S/ROBERT A. MOORE__________
                              Robert A. Moore, Director

Date:__MARCH 24, 2004__       By:_/S/ E. ROY OWENS____________
                              E. Roy Owens, Chairman

Date:__MARCH 24, 2004__       By:_/S/ ALEXANDER P. RASIN, III_
                              Alexander P. Rasin, III,Director

Date:__MARCH 24, 2004__       By:_/S/ STEFAN R. SKIPP_________
                              Stefan R. Skipp, Director

Date:__MARCH 24, 2004__       By:_/S/ THOMAS G. STEVESON______
                              Thomas G. Stevenson, President,
                              CEO, CFO and Director

Date:__MARCH 24, 2004__       By:_/S/ ELIZABETH A. STRONG_____
                              Elizabeth A. Strong, Director

Date:__MARCH 24, 2004__       By:_/S/ WILLIAM G. WHEATLEY_____
                              William G. Wheatley, Director




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

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (March 18, 2004); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date:__MARCH 24, 2004__       By:_/S/ THOMAS G. STEVENSON____
                              Thomas G. Stevenson
                              (Principal Executive Officer)

_____________________________________________________________


                      EXHIBIT 13

              ANNUAL REPORT TO SHAREHOLDERS
          FOR THE YEAR ENDED DECEMBER 31, 2003


_____________________________________________________________




        PEOPLES BANCORP, INC. AND SUBSIDIARY

               TABLE OF CONTENTS


DIRECTORS, OFFICERS AND OTHER PERSONNEL                  1 - 2

LETTER TO THE SHAREHOLDERS                               3 - 4

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS                                    5

FINANCIAL HIGHLIGHTS AND COMMITTEES                          7

FINANCIAL STATEMENTS

 BALANCE SHEETS                                              8

 STATEMENTS OF INCOME                                       10

 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY              11

 STATEMENTS OF CASH FLOWS                                   12

 NOTES TO FINANCIAL STATEMENTS                              14

REPORT OF INDEPENDENT AUDITORS                              32



                   PEOPLES BANCORP, INC.

                    BOARD OF DIRECTORS
          PEOPLES BANK OF KENT COUNTY, MARYLAND
                  BOARD OF DIRECTORS

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

Elmer E. Horsey              F. Burgess Tucker*
Chestertown, Maryland        Rock Hall, Maryland

Arthur E. Kendall            W. Howard Wheatley*
Rock Hall, Maryland          Chestertown, Maryland

P. Patrick McClary           William G. Wheatley
Chestertown, Maryland        Worton, Maryland

Robert A. Moore
Chestertown, Maryland              * Retired

           PEOPLES BANCORP, INC. AND SUBSIDIARY

           PEOPLES BANK OF KENT COUNTY, MARYLAND

                      OFFICERS

E. Roy Owens          L. Susan Barnhardt    Grace M. Eyler
Chairman              Assistant             Assistant Cashier
                      Vice-President

Thomas G. Stevenson   Debra A. Conner       Sandra J. Joiner
President & CEO       Assistant             Assistant Cashier
& CFO                 Vice-President

H. Lawrence Lyons     Harriet P. Creighton  Jane W. Kennedy
Executive Vice        Assistant             Assistant Cashier
President& Cashier    Vice-President

Thomas A. Tucker      R. Michael Hart       Ruth P. Morris
Executive Vice        Assistant             Assistant Cashier
President             Vice President

William G. Wheatley   Eva W. Hickman        Kay B. Pinder
Executive Vice        Assistant             Assistant Cashier
President             Vice President

Terri L. Garvey       Heidi L. Manning     Isabella V. Sampson
Vice-President        Assistant            Assistant
Cashier               Vice-President

S. Henrietta Maloney  Cecil A. Nolan     Barbara L. Standridge
Vice-President        Assistant          Assistant Cashier
                      Vice President

M. Kay McHenry        Suzanne M. Dean       Denise M. Sudnick
Vice-President        Assistant Cashier     Assistant Cashier

Stephanie L. Usilton  Sheila M. Dwyer       Jennifer J. Teat
Vice-President        Assistant Cashier     Assistant Cashier

Ina P. Reed           Donna H. Edwards      Robert A. Moore
Vice-President        Assistant Cashier    Secretary to the
Auditor                                         Board


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

                    OTHER PERSONNEL
Bonnie L. Allen                 Charles J. Ashley, Sr.
Lauren B. Beauchamp             Margaret A. Black
Kristen L. Blockston            Stacey M. Boothe
H. Marie Brennan                Latonia D. Butler-Clark
Peggy M. Christian              Christa L. Conner
Jason R. Conner                 Regina K. Crites
Sarah A. Darrah                 Jayme L. Davidson
Janice L. Dey                   Lauralea DiCamillo
Katie E. DiSano                 Tammy L. Dlugoborski
Cade G. Fisher                  Calvin A. Fraier
Anjanette S. Graves             Elizabeth M. Green
Mary M. Guseman                 Anita T. Hayes
Mary A. Landa                   Lori A. Larrimore
Tina P. Lusby                   S. Amanda Miller
Sandra M. Neiman                Shirley M. Nicholson
Tracy A. Piasecki               Donna L. Reese
Doris H. Schauber               Amanda L. Snyder
Sandra M. Squires               Joan E. Stevens
Sharon L. Sutton                Carol G. Taylor
Clara B. Taylor                 Noralene H. Thomas
Heather D. Thompson             Joann T. Wagner
Shirley E. Warren               William Warren, Jr.
Alicin L. Wilson                Donald L. Yerkie

    PEOPLES BANCORP, INC. AND SUBSIDIARY



                                     March 1, 2004

To our Stockholders, Customers, and Friends:

     On behalf of the Board of Directors and the bank's employees, we are pleased to report on your company's highlights for the year ending December 31, 2003. A more in-depth description and analysis of the Company's financial condition and results of operations will be in the pages that follow.

     Thanks to dedicated employees striving to provide our community with superior customer service, Peoples Bancorp had a record breaking year. Total assets finished at $180,396,649, the highest in the bank's history and we attained a record net income of $2,260,372. On a per share basis, earnings were $2.84 for 2003 versus $2.80 for 2002 and dividends paid per share were up to $1.30 versus $1.23 for 2002.

     This was done in a year that brought many new challenges to our community and Nation. Locally, our business community struggled with record amounts of rain, making it difficult to plant crops, work on the water, engage in the growth of retail sales, and develop tourism and marina services. In addition, our community had to deal with the devastating effects of Hurricane Isabel. Both locally and nationally, we sent our men and women to war in Iraq and continued our efforts against terrorism in Afghanistan. To say the least, 2003 was a character-building year for everyone.

     Operationally, the bank achieved impressive customer growth of 48% in the use of our internet banking service including a 30% growth in bill pay transactions over the Internet. We installed an ATM machine in the Chester River Hospital Center and are very pleased with the acceptance the Hospital Staff and the community have shown us. Perish the thought, but if you do require a stay-over in our favorite Hospital, at least you can access your cash nearby.

     On the community lending side, we are very pleased with a growth of 15% in new customers served that helped support total loan growth of $18,264,502 to $137,799,682. We certainly appreciate the support shown to us by the many borrowers investing in the local economy.

     Finally, we are excited about the growth potential in our community and have purchased property at the corner of Route 213 and Route 300, Church Hill, Maryland. We have received approvals from both the FDIC and the Maryland State Financial Regulation Department and plan to begin branch construction soon. Please pass the word to all your friends in that area of Queen Anne's County that we will be to their rescue soon!

                        Regards and have a Great 2004,



                            Thomas G. Stevenson
                            President & CEO


         PEOPLES BANCORP, INC. AND SUBSIDIARY


                                       March 1, 2004


Dear Shareholders, Customers and Friends:

     Even though I have been retired from the daily operation of our bank for more than a year, I have truly enjoyed continuing my service as Chairman of the Board. I have had the pleasure of serving on several of the Board Committees as well. The transition from a daily routine, to serving on the Board and some of its Committees has given me the opportunity to be a part of the new directions that your bank is taking, and I am confident they are in the best interest of everyone's involvement. We are very fortunate to have quality employees at every level throughout our entire organization. Not only are they very qualified commensurate with their responsibilities, but also they show it with their association with our customers with a smiling face and a polite "Thank you."

     Our President has informed us in his letter that we have excelled once again in earnings and growth of our bank during 2003, in spite of some adversities. And, as you know, those statements cannot be shared with you without the loyalty and dedication of our personnel. A bank, as you know, does not sell a product or products. We deliver financial services on a personal basis, and the better we serve our customers, the more we are going to grow and prosper. When
I came into banking in 1954, fresh out of college, I was hearing, "Why are you coming into a community bank?" An independent community bank is not going to be able to survive in this "high tech" environment. The larger banks will soon be buying up all of the community banks, and there will be no small banks in our communities. Naturally, I was concerned about my future in banking. Fortunately, we have seen the larger banks become even larger, and the community banks, in general, have survived. In fact, we have seen new community banks chartered in many instances. I believe that community banks are here to stay, because of their ability to deliver personal services through loyal and dedicated employees.

     As all of you know, all of our banks, small and large, over the last few years have been dealing with a weakening economy, low interest rates, and high unemployment. However, in the past few months we have seen some improvement, and it appears that interest rates have somewhat stabilized and employment has seen some gains. The Dow Jones (Dow) Industrials have strengthened in the past several months and the housing market is still fairly strong. So many economists are predicting the Gross Domestic Product (GDP) to grow approximately 4.00% to 4.25% this year and the Dow to reach 11,000. Hopefully, we will see a growing economy the rest of this year.

     Finally, yes, I am enjoying my retirement and I thank you for giving me the opportunity to stay connected to your bank in this way. I will always be grateful for the support and encouragement that you and our employees have afforded to my family and me.

                            Respectfully,



                            E. Roy Owens
                            Chairman


         PEOPLES BANCORP, INC. AND SUBSIDIARY


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

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. In addition, the Bank offers certain retirement account services, such as Individual Retirement Accounts. The Bank also offers a full range of short- to medium-term commercial and personal loans. The Bank originates mortgage loans and real estate construction and acquisition loans, as well as secondary fixed rate and adjustable rate mortgages. These loans generally have a demand feature. Other Bank services include cash management services, safe deposit boxes, traveler's checks, internet banking, direct deposit of payroll and social security checks, and automatic drafts for various accounts.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes and other information included elsewhere herein.

RESULTS OF OPERATIONS

Consolidated income of the Company is derived primarily from operation of the Bank. The 2003 net income was $2,260,372 compared to $2,255,432 for 2002. This produced a return on average equity of 11.56% and return on average assets of 1.34% for 2003, compared to returns of 12.43% and 1.41%, respectively for 2002.

Net interest income increased $25,941 or .38%, to $6,937,876 in 2003, from $6,911,935 in 2002. This increase in net interest income was the result of a decrease in interest expense of $375,319 offset by a decrease of $349,378 in interest revenue. Net interest income increased primarily because the balance of interest-earning assets grew faster than the balance of deposits and borrowed funds. The yield on interest-earning assets decreased to 6.12% in 2003, from 6.72% in 2002, while the combined effective rate on deposits and borrowed funds decreased to 2.23% from 2.64% for the same period.

The provision for loan losses was $87,900 in 2003, a decrease of $45,100 from the $133,000 provision in 2002. The decreased provision is primarily the result of managements review of the loan portfolio during 2003 and as of December 31, 2003.

NET INTEREST INCOME
The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various interest rate spreads between the interest-earning assets and the
Company's funding sources.    Changes in net interest income
from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits.

The key performance measure for net interest income is the "net margin on interest-bearing assets," or net interest income divided by average interest-earning assets. The Company's net interest margin for 2003 was 4.38% compared to 4.63% for 2002. Management of the Company attempts to maintain a net margin on interest-earning assets of 4.50% or higher. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return

           PEOPLES BANCORP, INC. AND SUBSIDIARY

on loans and securities.  Although such
expectations are based on management's judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management's expectations cannot be assured.

NONINTEREST INCOME
Noninterest income for 2003 was $858,698, compared to noninterest income in 2002 of $806,226 an increase of $52,472 or 6.51%. Service charge income increased because the volume of accounts increased. Service charges for debit cards increased 18.80% during 2003 to $85,175 as the cards are gaining acceptance by the Bank's customer base.

NONINTEREST EXPENSE
Noninterest expense increased by $72,939, or 1.80%, from $4,042,351 in 2002 to $4,115,290 in 2003. The largest component of this increase was the 2.95% increase in compensation and related expenses from $2,500,911 in 2002 to $2,574,641 in 2003. This increase was due to annual raises and an increase of $51,552 in health insurance.

LOAN QUALITY
The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of December 31, 2003 and 2002, the allowance for loan losses compared to gross loans was 0.88% and 0.96%, respectively.

The Company had nonperforming loans of $287,916 and $281,853 at December 31, 2003 and 2002, respectively. Management has identified no significant impaired loans as of December 31, 2003 and 2002.

LIQUIDITY AND INTEREST RATE SENSITIVITY
Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to provide sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 25.82% of average deposits for 2003, compared to 31.57% for 2002.

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

The funds invested in federal funds sold provide liquidity. Total lines of credit available from correspondent banks at December 31, 2003, was $8,000,000. Additionally, the Company may borrow up to 40% of total assets under a line of credit from the Federal Home Loan Bank of Atlanta, which is secured by the residential mortgages of the Bank. $3,000,000 has been advanced under this line.

CAPITAL
Under the capital guidelines of the Federal Reserve Board and the FDIC, the Company and the Bank are currently required to maintain a minimum risk-based total capital ratio of 8%, with at least 4% being Tier 1 capital. In addition, the Company and the bank must maintain a minimum Tier 1 leverage ratio (Tier 1 capital to total assets) of at least 3%, but this minimum ratio is increased by 100 to 200 basis points for other than the highest-rated institutions. At December 31, 2003 and 2002, the Company and the Bank exceeded their regulatory capital ratios. Total risk-based capital of the Company and Bank were 13.3% and 16.6%, respectively as of December 31, 2003.


         PEOPLES BANCORP, INC. AND SUBSIDIARY

FINANCIAL HIGHLIGHTS
FIVE YEARS ENDED DECEMBER 31, 2003


       2003       2002       2001       2000        1999
            (dollars in thousands except per share)
Deposits
  $  147,757   $ 138,180  $ 126,194   $ 112,111   $ 110,294
Investments, including stock
      26,346      35,777     36,228      26,595      30,037
Loans (net of deferred fees and allowance
  for loan losses)
     137,800     119,535    107,288      98,279      88,587
Stockholders' equity before accumulated other
  comprehensive income
      19,552      18,619     17,860      17,778      16,979
Assets
     180,397     169,120    155,543     138,913     135,086
Net income
       2,260       2,255      2,080       2,065       1,784
Return on average assets
        1.34%       1.41%      1.43%       1.31%       1.36%
Return on average equity
       11.56%      12.43%     11.66%      10.25%      10.73%
Earnings per share
        2.84        2.80       2.51        2.44        2.09
Dividends per share
        1.30        1.23       1.14        1.07        0.99
Book value per share before accumulated
  other comprehensive income
       24.62       23.24      21.93       21.12       19.95
Number of shares outstanding
         794         801        814         842         851



PEOPLES BANK OF KENT COUNTY, MARYLAND

                     COMMITTEES

EXECUTIVE COMMITTEE          CAPITAL COMMITTEE
Robert A. Moore, Chairman    Alexander P. Rasin, III, Chairman
Two Directors (1)            Stefan R. Skipp, Vice-Chairman
E. Roy Owens                 Robert W. Clark, Jr.
Thomas G. Stevenson          Elmer E. Horsey
                             Thomas G. Stevenson
                             William G. Wheatley

INVESTMENT COMMITTEE         AUDIT COMMITTEE
Stefan R. Skipp, Chairman    Robert A. Moore, Chairman
Elmer E. Horsey,             Elmer E. Horsey,
          Vice-Chairman                Vice-Chairman
Gary B. Fellows              Robert W. Clark, Jr
P. Patrick McClary           Gary B. Fellows
E. Roy Owens                 Arthur E. Kendall
Thomas G. Stevenson          E. Roy Owens

PERSONNEL/COMPENSATION       PENSION/PROFIT SHARING 401(K)
        COMMITTEE                      COMMITTEE
Elmer E. Horsey, Chairman    Robert A. Moore, Chairman
P. Patrick McClary,          Elmer E. Horsey,
          Vice Chairman                Vice-Chairman
LaMonte E. Cooke             Thomas G. Stevenson
Arthur E. Kendall            Elizabeth A. Strong
E. Roy Owens
Thomas G. Stevenson
Elizabeth A. Strong        (1)  Rotate Quarterly

PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                   DECEMBER 31,
ASSETS                 2003            2002            2001
Cash and due from banks
              $    3,479,325  $    5,024,157  $    4,746,368
Federal funds sold 7,509,247       3,651,802       2,181,806
Securities available for sale
                  22,900,671      33,364,470      33,802,947
Securities held to maturity (market value of $3,043,869
  $2,081,625, and $2,124,857)
                   3,034,573       2,027,001       2,038,965
Federal Home Loan Bank stock
                     410,900         385,700         385,700
Loans, less allowance for loan losses of $1,216,881
  $1,159,910, and $1,062,286
                 137,799,682     119,535,180     107,288,084
Premises and equipment
                   3,747,201       3,428,266       3,565,786
Accrued interest receivable
                     897,059       1,028,566         995,252
Other assets         617,991         675,178         538,458
               $ 180,396,649   $ 169,120,320   $ 155,543,366

The accompanying notes are an integral part of these financial statements

           PEOPLES BANCORP, INC. AND SUBSIDIARY

LIABILITIES AND STOCKHOLDERS' EQUITY
                       2003           2002            2001
Deposits
  Demand      $   25,022,203  $   22,744,885  $   19,988,509
  Savings and NOW 41,724,536      35,946,969      33,427,911
  Money market and Super NOW
                  14,961,431      15,736,489      12,523,758
  Other time      66,048,508      63,751,523      60,253,853
                 147,756,678     138,179,866     126,194,031
Securities sold under repurchase agreements
                   8,974,509       5,727,314      10,395,193
Notes payable      3,000,000       5,000,000             -
Accrued interest payable
                     312,325         357,476         461,014
Income tax payable    38,121          13,625             -
Deferred income taxes 99,081         281,135          65,648
Other liabilities    268,354         272,395         251,480
                 160,449,068     149,831,811     137,367,366
Stockholders' equity
  Common stock, par value $10 per share; authorized 1,000,000 shares; issued and outstanding 794,012 shares in 2003, 801,304 shares in 2002, and 814,312 shares in 2001
                   7,940,120       8,013,040       8,143,120
  Additional paid-in capital
                   2,920,866       2,920,866       2,920,866
  Retained earnings
                   8,691,184       7,684,854       6,795,986
                  19,552,170      18,618,760      17,859,972
Accumulated other comprehensive income
                     395,411         669,749         316,028
                  19,947,581      19,288,509      18,176,000
               $ 180,396,649   $ 169,120,320   $ 155,543,366

The accompanying notes are an integral part of these financial statements

           PEOPLES BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,

                                 2003        2002        2001
INTEREST REVENUE
  Loans, including fees    $ 8,452,807 $ 8,301,746 $ 8,650,335
  U.S. Treasury securities        -           -         38,148
  U.S. government agency
          Securities         1,219,429   1,705,755   1,512,349
  Other securities              16,663      22,908      30,197
  Federal funds sold            41,599      49,467     209,463
   Total interest revenue    9,730,498  10,079,876  10,440,492
INTEREST EXPENSE
  Certificates of deposit of $100,000 or
          More                 653,172     674,426     775,428
  Other deposits             2,051,685   2,351,570   3,064,875
  Borrowed funds                87,765     141,945     264,650
   Total interest expense    2,792,622   3,167,941   4,104,953
        Net interest income  6,937,876   6,911,935   6,335,539
PROVISION FOR LOAN LOSSES       87,900     133,000      61,090
        Net interest income after provision for loan losses
                             6,849,976   6,778,935   6,274,449
NONINTEREST REVENUE
  Service charges on deposit
          Accounts             660,349     612,119     648,965
  Other noninterest revenue    198,349     194,107     100,714
   Total noninterest revenue   858,698     806,226     749,679
NONINTEREST EXPENSE
  Salaries                   1,922,923   1,953,565   1,839,498
  Employee benefits            651,718     547,346     456,318
  Occupancy                    211,234     208,735     196,309
  Furniture and equipment      200,517     222,172     218,340
  Other operating            1,128,898   1,110,533   1,051,437
   Total noninterest expense 4,115,290   4,042,351   3,761,902

INCOME BEFORE INCOME TAXES   3,593,384   3,542,810   3,262,226

Income taxes                 1,333,012   1,287,378   1,181,831

NET INCOME                 $ 2,260,372 $ 2,255,432 $ 2,080,395

Earnings per common share  $      2.84 $      2.80 $      2.51

The accompanying notes are an integral part of these financial statements.

         PEOPLES BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE YEARS ENDED DECEMBER 31, 2003
                                          Accumulated
                   Additional             other
  Common stock     paid-in     Retained   comprehensive
Shares  Par value  capital     earnings   income
                                                 comprehensive
BALANCE, DECEMBER 31, 2000                              income

841,737 $8,417,370 $2,920,866  $6,440,022  $ 26,335 $2,422,220
Net income
   -          -          -      2,080,395      -    $2,080,395
Unrealized gain (loss) on investment securities available for sale net of income taxes of $182,525
   -          -          -           -      289,693    289,693
Repurchase of stock
(27,425)  (274,250)      -       (776,074)     -          -
Cash dividend, $1.14 per share
   -          -          -       (948,357)     -          -

BALANCE, DECEMBER 31, 2001
814,312  8,143,120   2,920,866  6,795,986   316,028 $2,370,088

Net income
   -          -           -     2,255,432      -    $2,255,432
Unrealized gain (loss) on investment securities available for sale net of income taxes of $222,841
   -          -           -          -      353,721    353,721
Repurchase of stock
(13,008)  (130,080)       -      (375,228)     -          -
Cash dividend, $1.23 per share
   -          -           -      (991,336)     -          -

BALANCE, DECEMBER 31, 2002
801,304  8,013,040   2,920,866  7,684,854   669,749 $2,609,153

Net income
   -          -           -     2,260,372      -    $2,260,372
Unrealized gain (loss) on investment securities available for sale net of income taxes of $173,989
   -          -           -          -     (274,338) (274,338)
Repurchase of stock
 (7,292)   (72,920)       -      (218,760)     -         -
Cash dividend, $ 1.30 per share
   -          -           -    (1,035,282)     -         -
Balance, December 31, 2003
794,012 $7,940,120  $2,920,866 $8,691,184  $395,411 $1,986,034

The accompanying notes are an integral part of these financial statements.

         PEOPLES BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,
                              2003         2002        2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received    $ 9,835,970  $10,027,800  $10,396,758
  Fees and commissions
           Received        833,019      817,588      780,170
  Interest paid         (2,837,773)  (3,271,478)  (4,068,635)
  Cash paid to suppliers and employees
                        (3,909,839)  (3,880,671)  (3,671,783)
  Income taxes paid     (1,227,249)  (1,356,009)  (1,486,362)
                         2,694,128    2,337,230    1,950,148
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from maturities and calls of investment securities
    Held to maturity     2,000,000        6,701         -
    Available for sale  10,005,980    8,100,000    9,024,466
  Purchase of investment securities
    Held to maturity    (3,017,860)        -            -
    Available for sale        -      (7,088,569) (18,199,419)
  Purchase of equity investments
                           (25,200)        -            -
  Loans made, net of principal collected
                       (18,305,429) (12,347,273)  (9,031,316)
  Purchase of premises, equipment, and software
                          (536,051)     (83,166)    (552,062)
  Proceeds from sale of equipment
                              -           1,550        3,000
                        (9,878,560) (11,410,757) (18,755,331)
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in
    Time deposits        2,296,985    3,497,670    6,615,661
    Other deposits       7,279,827    8,488,165    7,467,069
    Securities sold under repurchase agreements
                         3,247,195   (4,667,879)   2,294,231
  Advances under (repayments of) notes payable
                        (2,000,000)   5,000,000         -
  Dividends paid        (1,035,282)    (991,336)    (948,357)
  Repurchase of stock     (291,680)    (505,308)  (1,050,324)
                         9,497,045   10,821,312   14,378,280

Net increase (decrease) in cash and cash equivalents
                         2,312,613    1,747,785   (2,426,903)
Cash and cash equivalents at beginning of year
                         8,675,959    6,928,174    9,355,077
Cash and cash equivalents at end of year
                      $ 10,988,572 $  8,675,959 $  6,928,174

The accompanying notes are an integral part of these financial statements.

           PEOPLES BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31,
                            2003         2002        2001
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
    Net income        $  2,260,372 $  2,255,432 $  2,080,395

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
  OPERATING ACTIVITIES
    Amortization of premiums and accretion of discounts
                            20,938        8,871       16,201
    Provision for loan losses
                            87,900      133,000       61,090
    Depreciation and software amortization
                           215,371      233,209      194,012
    Deferred income taxes   (9,223)      (7,354)      11,428
    Loss (gains) on sales of equipment
                             9,900       (1,188)      (3,000)
    Loss (gains) on calls of securities
                              -            -          (1,514)
    Decrease (increase) in accrued interest receivable
                           131,507      (33,314)     (21,511)
      Other assets          49,031      (74,703)    (104,110)
    Increase (decrease) in Deferred origination fees and
          costs, net       (46,973)     (32,823)     (38,424)
      Income taxes payable, net of refunds
                           (24,496)     (61,277)    (315,959)
      Accrued interest payable
                           (45,151)    (103,538)      36,318
      Other liabilities     44,952       20,915       35,222
                      $  2,694,128 $  2,337,230 $  1,950,148

The accompanying notes are an integral part of these financial statements.

           PEOPLES BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies reflected in the accompanying financial statements conform to generally accepted accounting principles and to general practices within the banking industry.

     Peoples Bancorp, Inc. is a one-bank holding company.
Its wholly-owned subsidiary, Peoples Bank of Kent County, Maryland, is a financial institution operating primarily in Kent and Queen Anne's Counties. The Bank offers deposit services and loans to individuals, small businesses, associations, and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders, and travelers cheques. The Bank also offers credit card services and discount brokerage services through a correspondent.

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

           PEOPLES BANCORP, INC. AND SUBSIDIARY

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

PER SHARE DATA
     Earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding were 795,860, 805,355, and 829,070 for 2003, 2002, and 2001, respectively.  There are no dilutive shares.

 2.   Cash and Due From Banks

     The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $5,816,491 for 2003, $5,184,200 for 2002, and $7,311,435 for 2001.

     Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

           PEOPLES BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 3.   INVESTMENT SECURITIES

     Investment securities are summarized as follows:


             Amortized    Unrealized  Unrealized    Market
                cost         gains      losses      value

DECEMBER 31, 2003
Available for sale
  U. S. government agency
           $ 22,256,155   $  644,516   $     -    $ 22,900,671

Held to maturity
  U. S. government agency
           $  3,017,409   $    9,201   $     -    $  3,026,610
  Mortgage-backed securities
                 17,164           95         -          17,259
           $  3,034,573   $    9,296   $     -    $  3,043,869


  December 31, 2002
Available for sale
  U. S. government agency
           $ 32,272,785   $1,091,685   $     -    $ 33,364,470

Held to maturity
  U. S. government agency
           $  2,003,782   $   54,350   $     -    $  2,058,132
  Mortgage-backed securities
                 23,219          274         -          23,493
           $  2,027,001   $   54,624   $     -    $  2,081,625


  December 31, 2001
Available for sale
  U. S. government agency
           $ 33,287,824   $  607,191   $ 92,068   $ 33,802,947

Held to maturity
  U. S. government agency
           $  2,008,949   $   85,741   $     -    $  2,094,690
  Mortgage-backed securities
                 30,016          151         -          30,167
           $  2,038,965   $   85,892   $     -    $  2,124,857

           PEOPLES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 3.  INVESTMENT SECURITIES (Continued)

     Contractual maturities and the amount of pledged securities are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

             Available for sale         Held to maturity
            Amortized     Market      Amortized     Market
               Cost       value          cost       value
  DECEMBER 31, 2003
Maturing
  Within one year
          $  8,255,144  $ 8,353,384  $      -     $      -
  Over one to five years
            14,001,011   14,547,287    3,017,409    3,026,610
  Mortgage-backed
                  -            -          17,164       17,259
          $ 22,256,155  $22,900,671  $ 3,034,573  $ 3,043,869

Pledged securities
          $ 10,259,738  $10,578,092  $      -     $      -


  December 31, 2002
Maturing
  Within one year
          $  6,002,710  $ 6,079,579  $ 2,003,782  $ 2,058,132
  Over one to five years
            26,270,075   27,284,891         -            -
  Mortgage-backed
                  -            -          23,219       23,493
          $ 32,272,785  $33,364,470  $ 2,027,001  $ 2,081,625

Pledged securities
          $ 11,068,774  $11,536,106  $ 1,003,480  $ 1,044,285


  December 31, 2001
Maturing
  Within one year
          $  8,100,465  $ 8,279,204  $      -     $      -
  Over one to five years
            25,187,359   25,523,743    2,008,949    2,094,690
  Mortgage-backed
                  -            -          30,016       30,167
          $ 33,287,824  $33,802,947  $ 2,038,965  $ 2,124,857

Pledged securities
          $ 13,117,046  $13,385,398  $ 1,007,493  $ 1,053,130

     Investments are pledged to secure the deposits of federal and local governments and as collateral on repurchase agreements.

           PEOPLES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.   LOANS AND ALLOWANCE FOR LOAN LOSSES

     Major classifications of loans as of December 31, are as follows:

                        2003            2002           2001
Commercial        $  24,491,326  $  20,448,319  $  17,973,414
Real estate
  Residential        44,920,067     40,930,186     38,064,123
  Commercial         55,686,064     46,289,177     41,649,706
  Construction        6,953,199      6,637,195      4,733,073
Consumer              6,978,148      6,449,427      6,022,091
                    139,028,804    120,754,304    108,442,407
Deferred fees, net of deferred costs
                         12,241         59,214         92,037
Allowance for loan losses
                      1,216,881      1,159,910      1,062,286
                      1,229,122      1,219,124      1,154,323
                  $ 137,799,682  $ 119,535,180  $ 107,288,084

Final maturities of the loan portfolio are as follows:

Within ninety days
                  $  49,904,055  $  43,450,950  $  37,159,445
Over ninety days to one year
                     16,469,610     18,535,717     19,071,364
Over one year to five years
                     72,304,355     58,458,657     52,009,555
Over five years         350,784        308,980        202,043
                  $ 139,028,804  $ 120,754,304  $ 108,442,407

     Transactions in the allowance for loan losses were as follows:

Beginning balance $   1,159,910  $   1,062,286  $   1,011,144
Provision charged to operations
                         87,900        133,000         61,090
Recoveries                5,817          1,883          6,321
                      1,253,627      1,197,169      1,078,555
Loans charged off        36,746         37,259         16,269
Ending balance    $   1,216,881  $   1,159,910  $   1,062,286


Management has identified no significant impaired loans.

           PEOPLES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.   LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

     Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at December 31, are as follows:

                            2003          2002         2001
Loan balances        $     98,419  $    149,681  $     19,719
Interest not accrued        1,957         5,319         1,251

Amounts past due 90 days or more at December 31, including nonaccruing loans, are as follows:

Demand and time      $     84,645  $     68,862  $       -
Mortgage                  183,344       190,433       185,476
Installment                19,927        22,558        15,843
                     $    287,916  $    281,853  $    201,319

     Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, are as follows:

Check loan lines of credit
                     $    693,553  $    554,452  $    451,065
Mortgage lines of credit
                       11,301,468     5,242,987     7,227,050
Other lines of credit   8,298,066     7,286,016     6,758,878
Undisbursed construction loan commitments
                        5,626,555     5,542,389     1,943,438
                     $ 25,919,642  $ 18,625,844  $ 16,380,431

Standby letters of credit
                     $  2,199,496  $  1,682,896  $  1,101,418

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

           PEOPLES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 5.   PREMISES AND EQUIPMENT

     A summary of premises and equipment and related depreciation expense as of December 31, is as follows:

                              2003         2002         2001
Land                     $ 1,549,115  $ 1,071,288  $ 1,071,288
Premises                   2,980,449    2,976,393    2,956,986
Furniture and equipment    1,755,805    1,721,099    1,678,822
                           6,285,369    5,768,780    5,707,096
Accumulated depreciation   2,538,168    2,340,514    2,141,310
Net premises and
               equipment $ 3,747,201  $ 3,428,266  $ 3,565,786

Depreciation expense     $   207,216  $   220,324  $   178,150


6.    OTHER TIME DEPOSITS

     Maturities of other time deposits as of December 31, are
as follows:
                                         2003         2002
Within one year                    $ 17,342,606  $ 16,628,958
Over one to two years                 7,041,801     7,569,739
Over two to three years              16,185,058     6,333,460
Over three to five years             25,446,755    33,188,519
Over five years                          32,288        30,847
                                   $ 66,048,508  $ 63,751,523

     Included in other time deposits are certificates of deposit in amounts of $100,000 or more of $18,842,694, $16,730,192, and $16,399,840 as of December 31, 2003, 2002,
and 2001, respectively.

 7.     Securities Sold Under Repurchase Agreements

     Securities sold under repurchase agreements represent overnight borrowings from customers. The government agency securities that are the collateral for these agreements are owned by the Bank and maintained in the custody of a nonaffiliated bank. Additional information is as follows:

                           2003          2002          2001
Maximum month-end amount outstanding
                      $ 8,925,864  $ 10,579,002  $ 10,538,414
Average amount outstanding
                        4,857,045     7,992,119     8,736,335
Average rate paid during the year
                            0.86%         1.33%         3.02%
Investment securities underlying agreements at year-end
   Carrying value       4,536,082     6,482,088    12,901,875
   Estimated fair value 4,637,135     6,482,088    12,947,512

           PEOPLES BANCORP, INC. AND SUBSIDIARY


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

     The Company's borrowings from the Federal Home Loan Bank as of December 31, 2003 are summarized:

         Maturity         Interest
           date             rate      Balance
      April 1, 2004         1.26%    $1,000,000
      October 1, 2004     variable    1,000,000
      April 1, 2005         1.66%     1,000,000
                                     $3,000,000


     In addition to the line from the FHLB, the Bank has unused lines of credit of $5,000,000 in unsecured overnight federal funds and $3,000,000 in secured overnight federal funds at December 31, 2003.

 9.     INCOME TAXES

     The components of income tax expense are as follows:

                             2003         2002         2001
Current
  Federal               $ 1,173,509  $ 1,164,641  $ 1,055,977
  State                     168,726      130,091      114,426
                          1,342,235    1,294,732    1,170,403
Deferred                     (9,223)      (7,354)      11,428
                        $ 1,333,012  $ 1,287,378  $ 1,181,831

     The components of the deferred income tax expense are as follows:

Provision for loan losses
                        $   (22,002) $   (37,702) $   (19,751)
Prepaid pension costs        13,729       21,708       25,252
Depreciation                  3,589       16,472       11,012
Discount accretion            8,551        5,254        5,458
Foreclosed real estate       (1,158)         -            -
Nonaccrual interest           1,298       (1,571)         510
Deferred compensation       (13,230)     (12,446)     (14,775)
Organization costs              -            931        3,722
                        $    (9,223) $    (7,354) $    11,428


           PEOPLES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 9.     INCOME TAXES (Continued)

     The components of the net deferred tax asset (liability) are as follows:

                                 2003        2002        2001
Deferred tax assets
  Allowance for loan losses $  340,977  $  318,975  $  281,273
  Deferred compensation         90,391      77,161      64,715
  Foreclosed real estate         1,158        -           -
  Nonaccrual interest              756       2,054         483
  Organization costs              -           -            931
                               433,282     398,190     347,402
Deferred tax liabilities
  Depreciation                  86,630      83,041      66,569
  Discount accretion            27,828      19,277      14,023
  Prepaid pension costs        168,800     155,071     133,363
  Unrealized gain on investment securities available for sale
                               249,105     421,936     199,095
                               532,363     679,325     413,050
Net deferred tax asset (liability)
                            $  (99,081) $ (281,135) $ (65,648)

     A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:

Tax at statutory federal income
                tax rate         34.0%       34.0%       34.0%
Tax effect of
  Tax-exempt income              (0.1)       (0.2)       (0.2)
  State income taxes,
      net of federal benefit      3.1         2.4         2.4
  Other, net                      0.1         0.1          -
                                 37.1%       36.3%       36.2%


           PEOPLES BANCORP, INC. AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     PROFIT SHARING PLAN

     The Bank has a profit sharing plan qualifying under
section 401(k) of the Internal Revenue Code that covers all employees with one year of service who have attained age 21. The Bank's contributions to the plan, included in expenses for 2003, 2002, and 2001, were $38,581, $39,131, and $36,515, respectively.

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

     The following table sets forth the financial status of the plan at December 31:

                            2003       2002          2001
Change in plan assets
  Fair value of plan assets at beginning of year
                       $ 1,627,676  $ 1,473,853  $ 1,332,252
  Actual return on plan assets
                            66,935       56,538       74,986
  Employer contribution    125,516      116,200      106,300
  Benefits paid            (10,918)     (18,915)     (39,685)
  Fair value of plan assets at end of year
                         1,809,209    1,627,676    1,473,853
Change in benefit obligation benefit obligation
  at beginning of year   1,617,521    1,302,297    1,061,708
  Service cost              84,200       75,331       70,517
  Interest cost            120,872       96,904       78,016
  Benefits paid            (10,918)     (18,915)     (39,685)
  Actuarial gain (loss)     78,923      161,904      131,741
  Benefit obligation at end of year
                         1,890,598    1,617,521    1,302,297
Funded status              (81,389)      10,155      171,556
Unamortized prior service cost
                           (11,021)     (12,398)     (13,775)
Unrecognized net loss      549,950      425,722      214,979
Unamortized net obligation from transition
                           (16,462)     (21,951)     (27,440)
Prepaid pension expense included in other assets
                       $   441,078  $   401,528  $   345,320

           PEOPLES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   PENSION (Continued)

     Net pension expense includes the following components:
     2003          2002          2001
Service cost           $    84,200  $    75,331  $    70,517
Interest cost              120,872       96,904       78,016
Expected return on assets (124,240)    (112,183)    (100,514)
Amortization of transition asset
                            (5,489)      (5,489)      (5,489)
Amortization of prior service cost
                            (1,377)      (1,377)      (1,377)
Amortization of loss        16,000        6,805         (238)
Net pension expense    $    89,966  $    59,991 $     40,915

     Assumptions used in the accounting for net pension expense were:

Discount rates                7.5%         7.5%         7.5%
Rate of increase in compensation level
                              5.0%         5.0%         5.0%
Long-term rate of return on assets
                              7.5%         7.5%         7.5%




           PEOPLES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     OTHER OPERATING EXPENSES

     Other operating expenses consist of the following:

                              2003        2002        2001
Data processing and correspondent fees
                        $   440,088  $   426,637  $   355,772
Directors' fees             117,564      100,234       95,212
Postage                      63,944       79,754       83,749
Office supplies              63,509       60,860       73,663
Professional fees            50,860       53,828       46,528
Printing and stationery      46,494       51,977       41,065
Public relations and contributions
                             56,968       50,486       54,639
Telephone                    30,206       37,147       37,184
Regulatory assessments       35,416       34,647       32,865
Loan product costs           20,994       26,326       23,165
Advertising                  33,830       25,524       28,891
Insurance                    26,035       24,440       21,722
Other                       142,990      138,673      156,982
                        $ 1,128,898  $ 1,110,533  $ 1,051,437



           PEOPLES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     A summary of these loans is as follows:

                               2003         2002        2001
Beginning loan balances  $ 2,462,161  $ 3,089,197  $3,680,257
Advances                   2,884,129    3,622,162   2,606,351
Repayments                (2,630,073)  (4,249,198) (3,197,411)
Ending loan balances     $ 2,716,217  $ 2,462,161  $3,089,197


     A director is a partner in a law firm that provides services to the Company. Payments of $8,500 and $8,000 were made to that firm during 2003 and 2002 respectively.

           PEOPLES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.     CAPITAL STANDARDS

     The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2003, 2002, and 2001, the capital ratios and minimum capital requirements of the Bank are as follows:

                                Minimum         To  be well
                Actual      capital adequacy    capitalized
            Amount  Ratio     Amount  Ratio    Amount  Ratio
(in thousands)

  DECEMBER 31, 2003
  Total capital (to risk-weighted assets)
          $ 20,464  15.3%   $ 12,358  8.0%   $ 15,448  10.0%
  Tier 1 capital (to risk-weighted assets)
          $ 19,247  14.4%   $  6,179  4.0%   $  9,269   6.0%
  Tier 1 capital (to average fourth quarter assets)
          $ 19,247  10.7%   $  7,208  4.0%   $  9,009   5.0%

  December 31, 2002
  Total capital (to risk-weighted assets)
          $ 19,469  16.6%   $  9,391  8.0%   $ 11,739  10.0%
  Tier 1 capital (to risk-weighted assets)
          $ 18,309  15.6%   $  4,696  4.0%   $  7,044   6.0%
  Tier 1 capital (to average fourth quarter assets)
          $ 18,309  10.8%   $  6,762  4.0%   $  8,453   5.0%

  December 31, 2001
  Total capital (to risk-weighted assets)
          $ 18,622  17.8%   $  8,364  8.0%   $ 10,455  10.0%
  Tier 1 capital (to risk-weighted assets)
          $ 17,560  16.8%   $  4,182  4.0%   $  6,273   6.0%
  Tier 1 capital (to average fourth quarter assets)
          $ 17,560  11.5%   $  6,088  4.0%   $  7,610   5.0%

     Tier 1 capital consists of common stock, surplus, and undivided profits. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

     Failure to meet the capital requirements could affect the Bank's ability to pay dividends and accept deposits and may significantly affect the operations of the Bank.

     In the most recent regulatory report, the Bank was categorized as well capitalized under the prompt corrective action regulations. Management knows of no events or conditions that should change this classification.

           PEOPLES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                         December 31,

                   2003
         Carrying        Fair
          amount         value
                              2002
                    Carrying        Fair
                    amount          value
                                             2001
                                    Carrying        Fair
                                    amount          value
Financial assets
  Cash and due from banks
      $  3,479,325    $  3,479,325
                 $  5,024,157    $  5,024,157
                            $  4,746,368    $  4,746,368
  Federal funds sold
         7,509,247       7,509,247
                    3,651,802       3,651,802
                               2,181,806       2,181,806
  Investment securities (total)
        25,935,244      25,944,540
                   35,391,471      35,446,095
                              35,841,912      35,927,804
  Loans, net
       137,799,682     137,907,663
                  119,535,180     120,076,069
                             107,288,084     107,823,760
  Federal Home Loan Bank stock
           410,900         410,900
                      385,700         385,700
                                 385,700         385,700
  Accrued interest receivable
           897,059         897,059
                    1,028,566       1,028,566
                                 995,252         995,252

Financial liabilities
  Noninterest-bearing deposits
      $ 25,022,203    $ 25,022,203
                 $ 22,744,885    $ 22,744,885
                            $ 19,988,509    $ 19,988,509
  Interest-bearing deposits and securities sold under
    repurchase agreements
       131,704,238     134,973,598
                  121,162,295     124,487,620
                             116,600,715     119,841,902
  Notes payable
         3,000,000       2,996,465
                    5,000,000       5,020,784
                                    -               -
  Accrued interest payable
           312,325         312,325
                      357,476         357,476
                                 461,014         461,014


     The fair value of securities is estimated using a matrix that considers yield to maturity, credit quality, and marketability.

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

           PEOPLES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.     PARENT COMPANY FINANCIAL INFORMATION

     The balance sheets, statements of income, and cash flows for Peoples Bancorp, Inc. (Parent Only) follow:

                                      December 31,
BALANCE SHEETS                 2003         2002         2001

                          Assets
Cash                    $    309,123 $    309,822 $    312,270
Investment in subsidiary  19,642,117   18,979,171   17,876,184
Deferred income taxes           -            -             931
Other assets                   1,995        4,116         -
          Total assets  $ 19,953,235 $ 19,293,109 $ 18,189,385

           Liabilities and Stockholders' Equity
Other liabilities       $      5,654 $      4,600 $     13,385
Stockholders' equity
  Common stock             7,940,120    8,013,040    8,143,120
  Additional paid-in capital
                           2,920,866    2,920,866    2,920,866
  Retained earnings        8,691,184    7,684,854    6,795,986
  Accumulated other comprehensive income
                             395,411      669,749      316,028
          Total stockholders' equity
                          19,947,581   19,288,509   18,176,000
          Total liabilities and stockholders' equity
                        $ 19,953,235 $ 19,293,109 $ 18,189,385

                                   Years Ended December 31,
STATEMENT OF INCOME              2003        2002      2001
Interest revenue        $      5,568 $     10,292 $     16,165
Dividends from subsidiary  1,327,155    1,512,349    1,983,511
Equity in undistributed income of subsidiary
                             937,284      749,266       94,160
                           2,270,007    2,271,907    2,093,836
Expenses
  Professional fees            6,760       11,440        1,339
  Other                        4,870        8,220       10,699
                              11,630       19,660       12,038
Income before income taxes 2,258,377    2,252,247    2,081,798
Income taxes (benefits)       (1,995)      (3,185)       1,403
Net income              $  2,260,372 $  2,255,432 $  2,080,395

           PEOPLES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.     PARENT COMPANY FINANCIAL INFORMATION (Continued)

                                  Years Ended December 31,
STATEMENT OF CASH FLOWS
      2003            2002            2001
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest and dividends received
                       $  1,332,723 $  1,522,641 $  1,999,676
  Income taxes refunded (paid)4,116      (13,385)      20,187
  Cash paid for operating expenses
                            (10,576)     (15,060)    (16,537)
                          1,326,263    1,494,196   2,003,326
CASH FLOWS FROM FINANCING ACTIVITIES
  Dividends paid         (1,035,282)    (991,336)   (948,357)
  Repurchase of stock      (291,680)    (505,308) (1,050,324)
                         (1,326,962)  (1,496,644) (1,998,681)
NET INCREASE (DECREASE) IN CASH
                               (699)      (2,448)      4,645
Cash at beginning of year   309,822      312,270     307,625
Cash at end of year    $    309,123 $    309,822     312,270

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
   Net income          $  2,260,372 $  2,255,432 $  2,080,395
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
   USED IN OPERATING ACTIVITIES
   Undistributed net income of subsidiary
                           (937,284)    (749,266)     (94,160)
   Deferred income taxes       -             931        3,722
   Increase (decrease) in
     Accrued expenses         1,054        4,600       (4,500)
     Taxes payable, net of refunds
                              2,121      (17,501)      17,869
                       $  1,326,263  $ 1,494,196  $ 2,003,326

           PEOPLES BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   QUARTERLY RESULTS OF OPERATIONS (Unaudited)

                    Three Months Ended
(in thousands) except per share information
                  December 31,            June 30,
2003                         September 30            March 31,
Interest revenue    $ 2,462    $ 2,423    $ 2,424    $ 2,421
Interest expense        674        676        715        727
Net interest income   1,788      1,747      1,709      1,694
Provision for loan losses
                       -          -            85          3
Net income              600        585        503        572
Comprehensive income    493        368        601        524

Earnings per share    $0.76      $0.74      $0.63      $0.71

2002
Interest revenue    $ 2,535    $ 2,535    $ 2,517    $ 2,493
Interest expense        778        817        772        801
Net interest income   1,757      1,718      1,745      1,692
Provision for loan losses
                         15         75         25         18
Net income              546        554        569        586
Comprehensive income    519        848        833        409

Earnings per share    $0.68      $0.69      $0.71      $0.72

2001
Interest revenue    $ 2,545    $ 2,596    $ 2,647    $ 2,653
Interest expense        869      1,033      1,092      1,111
Net interest income   1,676      1,563      1,555      1,542
Provision for loan losses
                       -          -            24         37
Net income              543        520        489        528
Comprehensive income    361        764        531        714

Earnings per share    $0.66      $0.63      $0.59      $0.63


THE FOLLOWING COMMENT IS REQUIRED BY THE FEDERAL DEPOSIT
INSURANCE CORPORATION.

"This statement has not been reviewed or confirmed for accuracy or relevance by the Federal Deposit Insurance
Corporation."

                                               ROWLES
                                         & COMPANY, LLP
                                  CERTIFIED PUBLIC ACCOUNTANTS



                 REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Peoples Bancorp, Inc. and Subsidiary
Chestertown, Maryland




     We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. and Subsidiary as of December 31, 2003, 2002, and 2001, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. and Subsidiary as of December 31, 2003, 2002, and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                              ROWLES & COMPANY, LLP



Salisbury Maryland
January 23, 2004




101 E. CHESAPEAKE AVENUE, SUITE 300, BALTIMORE, MARYLAND 21286
              410-583-6990   FAX 410-583-7061
                WEBSITE:  www.Rowles.com

                               32


_____________________________________________________________


                         EXHIBIT 21


                  SUBSIDIARIES OF THE COMPANY


   Peoples Bank of Kent County a state bank organized under the laws of the State of Maryland.



_____________________________________________________________



                   EXHIBIT 99.1

       PEOPLES BANCORP, INC. CERTIFICATION OF PRINCIPAL
      EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER


   Certification of Principal Executive Officer and Principal
                 Financial Officer
             Pursuant to 18 U.S.C. 1350
      (Section 906 of the Sarbanes-Oxley Act of 2002)


We, the undersigned, certify that to the best of our knowledge, based upon a review of the registrant's Annual
Report on Form 10-KSB for the period ended December 31, 2003
(the "Report"):

(1)   The Report fully complies with the requirements of
      Section 13(a) or 15(d) of the Securities Exchange Act of
      1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

                                PEOPLES BANCORP, INC.
                                (Registrant)


Date:__MARCH 24, 2004__       By:_/S/ THOMAS G. STEVENSON____
                              Thomas G. Stevenson
                              President




Date:__MARCH 24, 2004__       By:_/S/ THOMAS G. STEVENSON____
                              Thomas G. Stevenson
                              Chief Financial Officer




58