Form 10QSB
period 2004-03-31
PEOPLES BANCORP INC/MD
filed 2004-05-10
CIK 1060244

SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC  20549

FORM 10-QSB
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTER ENDED MARCH 31, 2004

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES AND EXCHANGE ACT OF 1934 FOR THE
         TRANSITION PERIOD FROM
             __________________ TO _________________

               Commission File Number:  0001060244

               ____PEOPLES BANCORP, INC.____
   (Exact name of issuer as specified in its charter)

______Maryland________          _________52-2027776_________
(State of incorporation)  (I.R.S. Employer Identification No.)

P. O. BOX 210, 100 SPRING STREET, CHESTERTOWN, MARYLAND 21620
         (Address of principal executive offices)

                  ____(410) 778-3500_____
                (Issuer's telephone number)

   __________________Not Applicable_____________________
(Former name, former address and former fiscal year, if
              changed since last report)


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

THE REGISTRANT HAS 794,012 SHARES OF COMMON STOCK ($10.00 PAR)
OUTSTANDING AS OF MARCH 31, 2004.

Transitional Small Business Disclosure Format (check one)
            YES_________             NO ____X____






PEOPLES BANCORP, INC. AND SUBSIDIARY
FORM 10-QSB
INDEX


Part I  -  Financial Information                          Page
    Item 1  Financial Statements
            Consolidated Statements of Condition            3
            Consolidated Statements of Income               4
            Consolidated Statements of Cash Flows           5
            Notes to Financial Statements                   6

    Item 2  Management's Discussion and Analysis of
            Financial Condition and Results of Operation  7-10

    Item 3  Controls and Procedures 0                       11


Part II  -  Other Information
    Item 1  Legal Proceedings                               12
    Item 2  Changes in Securities                           12
    Item 3  Defaults Upon Senior Securities                 12
    Item 4  Submission of Matters to a Vote of Security
            Holders                                         12
    Item 5  Other Information                               12
    Item 6  Exhibits and Reports on Form 8-K                12



PEOPLES BANCORP, INC. AND SUBSIDIARY
PART I - FINANCIAL INFORMATION
CONSOLIDATED STATEMENTS OF CONDITION (unaudited)
(Dollar Amounts In Thousands)
                                       March 31   December 31,
                                         2004           2003
                     ASSETS
Cash and due from banks                  $4,259       $3,479
Federal funds sold                        2,758        7,509
Securities available for sale            19,878       22,901
Securities held to maturity
  (approximate fair value of $5,087
    and $3,044)                           5,021        3,034
Federal Home Loan Bank stock                411          411
Loans, less allowance for loan losses
  of $1,205 and $1,217                  144,422      137,800
Premises and equipment                    3,759        3,747
Accrued interest receivable                 894          897
Other assets                                685          619
                                       $182,087     $180,397

            LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
  Noninterest-bearing                   $26,413      $25,023
  Interest-bearing                      120,714      122,734
                                        147,127      147,757
Securities sold under
  repurchase agreements                   8,558        8,975
Notes payable                             5,000        3,000
Accrued interest payable                    288          312
Accrued expenses                            440           64
Deferred income taxes                        91           99
Other liabilities                           259          243
                                        161,763      160,450
Stockholders' equity
  Common stock, par value $10 per share authorized 1,000,000
  shares, issued and   outstanding 794,012 shares
  as of March 31, 2004                    7,940        7,940
  Additional Paid in capital              2,921        2,921
  Retained earnings                       9,080        8,691
                                         19,941       19,552
   Accumulated other comprehensive income   383          395
                                         20,324       19,947
                                       $182,087     $180,397




PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(DOLLAR AMOUNTS IN THOUSANDS EXCEPT PER-SHARE DATA)

For the three months ended     Year Ended
                                         March 31  December 31
                                         2004    2003    2003
Interest and dividend revenue
  Loans, including fees                 $2,209  $2,040  $8,453
  Government Agencies Securities           239     363   1,219
  Federal funds sold                        14      13      41
  Equity securities                          4       5      17
    Total interest and dividend revenue  2,466   2,421   9,730

Interest expense
  Deposits                                 613     714   2,704
  Borrowed funds                            15      13      88
    Total interest expense                 628     727   2,792

    Net interest income                  1,838   1,694   6,938

Provision for loan losses                    7       3      88
  Net interest income after
    Provision for loan losses            1,831   1,691   6,850

Noninterest revenue
  Service charges on deposit accounts      170     154     660
  Other noninterest revenue                 82      72     199
    Total noninterest revenue              252     226     859

Noninterest expenses
  Salaries and employee benefits           630     637   2,575
  Occupancy                                 61      51     211
  Furniture and equipment                   56      56     201
  Other operating                          279     268   1,129
    Total noninterest expenses           1,026   1,012   4,116

Income before income taxes               1,057     905   3,593
Income taxes                               398     333   1,333
Net income                              $  659  $  572 $ 2,260

Basic earnings per common share          $0.83   $0.71   $2.84



PEOPLES BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                   For the Three Months Ended
                                                  March 31
                                               2004      2003
CASH FLOWS FROM OPERATING ACTIVITIES
  Interest received                         $ 2,466   $ 2,435
  Fees and commissions                          252       178
  Cash paid to suppliers and employees         (556)     (643)
  Interest paid                                (652)     (742)
  Taxes paid                                   (482)     (348)
                                              1,028       880
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment
    and software                                (72)       (2)
  Loans made, net of principal collected     (6,622)     (736)
  Proceeds from maturities and calls of securities
    Available for sale                        3,001     5,001
    Held to maturity                              1         -
  Purchase of securities held to maturity    (1,990)        -
  Purchase of FHLB stock                          -       (25)
  Proceeds from sale of other real estate owned and
  Equipment                                       -        10
                                             (5,682)    4,248
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in
     Time deposits                            1,360     1,229
     Other deposits                          (1,990)     (756)
     Securities sold under repurchase
     Agreements                                (417)      906
  Advances under (repayment of) notes payable 2,000    (5,000)
  Repurchase of stock                             -      (200)
  Dividends paid                               (270)     (257)
                                                683    (4,078)
NET INCREASE (DECREASE) IN CASH              (3,971)    1,050
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD  10,988     8,676
CASH AND EQUIVALENTS AT END OF PERIOD       $ 7,017   $ 9,726
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES
  Net income                                $   659   $   572
  ADJUSTMENTS
    Depreciation and amortization                60        57
    Provision for loan losses                     7         3
    Security discount accretion,
    net of premium amortization                   5         7
    Decrease (increase) in accrued interest
      receivable and other assets               (63)      (45)
    Increase (decrease)
      Deferred origination fees and costs, net   (8)       (9)
      Accrued Interest payable and other
      Liabilities                               368       295
                                             $1,028      $880




PEOPLES BANCORP, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS



1.       BASIS OF PRESENTATION

          The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results of the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes included in the annual report as of December 31, 2003.


2.       CASH FLOWS

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.


3.       COMPREHENSIVE INCOME

          For the three months ended March 31, 2004 and 2003, total comprehensive income, net of taxes, was $647,000 and $524,000 respectively. Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.


4.      COMMITMENTS

          For purposes of reporting unused commitments, the following table represents unfunded obligations.


          Revolving home equity lines       $   2,752,628
          Commercial Real Estate            $   6,253,599
          Other unused commitments          $  19,543,697
          Commercial Letters of Credit      $   2,045,476


5.       EARNINGS PER SHARE

          Earnings per share are calculated based on the weighted average shares outstanding of:

                                      2004       2003

          Quarter ended March 31     794,012    797,971




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


FINANCIAL CONDITION, LIQUIDITY AND SOURCES OF CAPITAL

          The primary sources of liquidity of the Bank are from loan payments, short-term investments, including federal funds sold, and cash and due from banks. Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) compared to average deposits were 21.98% for the quarter ended March 31, 2004 compared to 28.19% for the same period last year. Another source of liquidity is a secured line of credit for $25,250,000 from the Federal Home Loan Bank of which $5,000,000 has been advanced leaving $20,250,000 available, as well as lines of credit in the amount of $8,000,000 from other correspondent banks.

          Tier one capital ratios of the Bank, based on average assets for the three months ended March 31, 2004 and 2003 were 12.13% and 13.76%, respectively. Both are substantially in excess of regulatory minimum requirements. The Bank expects that its current capital and short-term investments will satisfy the Bank's cash requirements for the foreseeable future. However, no assurance can be given in this regard as rapid growth, deterioration in loan quality or a downturn in earnings, or a combination of these factors could change the Bank's capital position in a relatively short period of time.

          At March 31, 2004, the Bank's interest rate sensitivity, as measured by gap analysis, showed the bank was liability-sensitive with a three-month cumulative gap, as a percentage of interest-earning assets, of 85.12%. This shows that the bank is fairly evenly matched where any rate change will affect the same amount of both assets and liabilities. Generally, liability sensitivity indicates that a higher dollar amount of liabilities re-price than assets and in a declining rate environment net interest income increases. On the other hand, if interest rates increase, then typically the net interest income should decline. The bank controls this matching of assets to liabilities to minimize interest rate risk while at the same time maximizing income.


RESULTS AND PLAN OF OPERATION

          Net income for the three months ended March 31, 2004, was $659,000, or $.83 per share, compared to $572,000, or $.71 per share, for the first three months of 2003. Net interest income increased approximately $144,000 with a increase of approximately $26,000 in other noninterest revenue. However those increases were offset by an increase of approximately $4,000 in the provision for loan losses and $14,000 in total noninterest expenses. As a result income taxes have increased approximately $65,000 to $398,000 from $333,000 for the same time period. The Bank has had growth in total assets of $1,690,000 as of March 31, 2004 compared to December 31,2003.

          The Bank's loan portfolio increased from $137.8 million at December 31, 2003 to $144.4 million at March 31, 2004. Loan income has increased $169,000 or 8.28% from $2,040,000 for the first three months of 2003 to $2,209,000 for the first three months of 2004. The Bank's provision for loan losses was $6,500 for the quarter ended March 31, 2004 compared to $3,000 for the quarter ended March 21, 2003. The allowance for loan losses was .83% of total loans at March 31, 2004. The level of the allowance for loan losses represents management's current estimate of future losses in the loan portfolio; however, there can be no assurance that loan losses in future periods will not exceed the allowance for loan losses or that additional increases in the allowance will not be required.


                Allowance for Loan Losses

                          Three months ended     Year ended
                            March 31,2004    December 31, 2003
Balance at beginning
          of period           $ 1,216,881        $ 1,159,910
Loan losses:
  Commercial                            0              9,812
  Mortgages                             0                  0
  Consumer                         19,110             26,934
            Total loan losses      19,110             36,746
Recoveries on loans previously charged off
  Commercial                            0                 90
  Mortgages                             0                  0
  Consumer                            600              5,727
            Total loan recoveries     600              5,817
Net loan losses                    18,510             30,929
Provision for loan losses charged
                     to expense     6,500             87,900
Balance at end of period      $ 1,204,871        $ 1,216,881

Allowance for loan losses to loans
           Outstanding              0.83%              0.88%


          Noninterest income increased $26,000 or 11.5% to $252,000 for the quarter ended March 31. 2004 from $226,000 for the quarter ended March 31, 2003. This is the result of collecting approximately $13,800 in overdraft activity service charges in 2004. Management does not view the increased overdraft activity as a problem since we have continued to collect these overdrawn balances and the fees associated with them. Investment services income is up approximately $7,900 due to increased customer activity, most likely the result of improved stock market returns.

          Noninterest expense increased $14,000 to $1,026,000 for the quarter ended March 31, 2004, from $1,012,000 for the quarter ended March 31, 2003. The increase was primarily related to an increase in other insurance of $5,000, data processing of $11,000 and occupancy expense of $10,000.
The increase to other insurances cost is the result of increasing insurance coverage to include the Holding Company and Terrorism insurance coverage. Data processing costs have increased due to increased charges from the Bank's outside data processor. The increase to occupancy expense is the result of increased depreciation expense of $4,200 and taxes on bank property of $1,270. Other unusual expenses incurred in 2004 include repairs to the Main office heating system costing $3,000, repair work to the lock boxes and teller vaults at our Galena office increased expenses $1,174, consolidated cost of branch snow removal was $1,000 and new ATM/terminal router updates cost $905. However these increases were offset by a reduction to salaries and employee benefits of $7,000 due to reduced health care costs and $4,000 less in office supplies.

          The company's assets ended the first quarter of 2004 at $182.1 million, an increase of $1,690,000, or .99% from $180.4 million at December 31, 2003. This increase can be attributed primarily to an increase in the Loans of $6.6 million, which was offset by $4.7 million decrease in Federal Funds sold.

          Although management expects that the Company's current profitably will continue, future events, such as an unanticipated deterioration in the loan portfolio, could reverse this trend. Management's expectations are based on managements best judgments and actual results will depend on a number of factors that cannot be predicted with certainty and thus fulfillment of managements expectations cannot be assured.

          The Bank employed sixty-three full time equivalent employees during the first quarter of 2004. The Company employs no staff outside those hired by the Bank.

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

          The Bank also offers a broad range of short and medium term commercial and personal loans. The bank originates demand and balloon type mortgage loans to fit many types of loan requests, including real estate construction, acquisition, home equity and a variety of commercial purposes. Loans originated to date are anticipated to be held in the Bank's portfolio.

          The Bank's services also include cash management opportunities, safe deposit boxes, direct deposit, automatic transfers of funds, as well as discount brokerage services and financial planning.The bank also offers ATM services though the Star and Cirrus networks. The Bank offers Master Card and Visa credit card services through a correspondent bank as an agent for the Bank as well as debit card services.


MARKET RISK

          Net interest income of the Company is one of the most important factors in evaluating the financial performance of the Company. The Company uses interest sensitivity analysis to determine the effect of rate changes. Net interest income is projected over the one-year period to determine the effect of an increase or decrease in the prime rate of 100 basis points. If prime were to decrease 100 basis points, the Company would experience a decrease in net interest income of approximately $49,600, if all assets and liabilities maturing within that period were adjusted for the rate change. The sensitivity analysis does not consider the likelihood of these rate changes nor whether management's reaction to this rate change would be to re-price its loans and deposits. This paragraph contains certain forward-looking statements within the meaning of and made pursuant to the safe harbor provisions of the Private Litigation Securities Reform Act of 1995.




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





PEOPLES BANCORP, INC. AND SUBSIDIARY
PART II  OTHER INFORMATION


Item 1    LEGAL PROCEEDINGS
          Not applicable

Item 2    CHANGES IN SECURITIES
          The Company adopted a policy of purchasing stock from existing stockholders.
          During the present quarter no shares of stock were purchased.

Item 3    DEFAULTS UPON SENIOR SECURITIES
          Not applicable

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          Not applicable

Item 5    OTHER INFORMATION
          Not applicable.

Item 6    EXHIBITS AND REPORTS ON FORM 8-K
       a) Exhibits
          1. Proxy Statement dated March 31, 2004, is incorporated by reference.
          2. Registration statement dated May 1, 1998, is incorporated by reference.

       b) Reports on Form 8-K
          There were no reports on Form 8-K filed for the quarter ended March 31, 2004.








                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           PEOPLES BANCORP, INC.




Date: __May 7, 2004___    By: __/X/_THOMAS G. STEVENSON____
                              Thomas G. Stevenson
                              President,
                              Chief Executive Officer and
                              Chief Financial Officer




CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER

Pursuant to 18 U.S.C. 1350
(Section 302 and 906 of the Sarbanes-Oxley Act of 2002)

I, Thomas G. Stevenson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Peoples Bancorp, Inc.;

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

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (March 18, 2004); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

                              Peoples Bancorp, Inc.

Date: __May 7, 2004___    By: __/X/_THOMAS G. STEVENSON____
                              Thomas G. Stevenson
                              President
                              Chief Executive Officer and
                              Chief Financial Officer





                    EXHIBIT 99.1

    PEOPLES BANCORP, INC. CERTIFICATION OF PRESIDENT,
  CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

  Certification of President, Chief Executive Officer
          and Chief Financial Officer
             Pursuant to 18 U.S.C. 1350
     (Section 906 of the Sarbanes-Oxley Act of 2002)



We, the undersigned, certify that to the best of our knowledge, based upon a review of the Quarterly Report on Form
10-QSB for the period ended March 31, 2004 of the Registrant
(the "Report"):


(1)     The Report fully complies with the requirements of
        Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and


(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

                              Peoples Bancorp, Inc.


Date: __May 7, 2004___    By: __/X/_THOMAS G. STEVENSON____
                              Thomas G. Stevenson
                              President,
                              Chief Executive Officer
                              and Chief Financial Officer