Form 10KSB/A
period 2003-12-31
PEOPLES BANCORP INC/MD
filed 2004-07-27
CIK 1060244

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003

                                     0-24169
                               Commission File No.

                              PEOPLES BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                        Maryland                           52-2027776
               --------------------------                -------------
              (State or Other Jurisdiction of          (I.R.S. Employer
              Incorporation or Organization)          Identification No.)

    P.O. Box 210, 100 Spring Avenue, Chestertown, Maryland           21620
    ------------------------------------------------------           -----
           (Address of Principal Executive Offices)                (Zip Code)

                                 (410) 778-3500
                                 --------------
               Registrant's Telephone Number, Including Area Code

Securities Registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $10.00

         Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes X No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

         State  the  registrant's  revenues  for its most  recent  fiscal  year:
$10,589,196

         The aggregate market value of the registrant's voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2004 was $27,091,080. This amount is based on a sales price of $45 per share, which is the last sales price known to the registrant. No active public market exists for the shares of the registrant's common stock.

         The number of shares outstanding of the registrant's common stock as of June 30, 2004 was 794,012.

                       Documents Incorporated by Reference

         Portions of the Peoples Bancorp, Inc. definitive Proxy Statement for its 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report. The consolidated financial statements and notes thereto contained in the Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference into Item 7 of Part II of this annual report.

                                Explanatory Note

         This Amendment No. 1 on Form 10-KSB/A amends the Annual Report on Form 10-KSB to include certain information required in Items 5 and 8A of Part II and Items 9, 10, 12, 13 and 14 of Part III thereof. To preserve the nature and character of the disclosures set forth in such Items as originally filed, this report speaks as of the date of the original filing, and the registrant has not updated the disclosures in this report to speak as of a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the registrant's reports filed with the Securities and Exchange Commission subsequent to the date of the original filing of the Annual Report on Form 10-KSB. Pursuant to Exchange Act Rule 12b-15, new certifications are supplied as Exhibits 31.1, 31.2, and 32.1.

                              PEOPLES BANCORP, INC.

                                  FORM 10-KSB/A
                                      INDEX




                                     Part II

                                                                           Page

Item 5.           Market for Common Equity and Related Stockholder Matters    2
Item 8A.          Controls and Procedures                                     3


                                    PART III

Item 9.           Directors and Executive Officers of the Registrant          4
Item 10.          Executive Compensation                                      4
Item 12.          Certain Relationships and Related Transactions              5
Item 13.          Exhibits, List and Reports on Form 8-K                      5
Item 14.          Principal Accountant Fees and Services                      6

Signatures                                                                    7

         This Annual Report of Peoples Bancorp, Inc. (the "Company") filed on Form 10-KSB, as amended by Amendment No. 1 on Form 10-KSB/A, may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this report should be aware of the speculative nature of "forward-looking statements." Statements that are not historical in nature, including those that include the words "anticipate," "estimate," "should," "expect," "believe," "intend," and similar expressions, are based on current expectations, estimates and projections about, among other things, the industry and the markets in which the Company operates, and they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report; general economic, market, or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in the Company's competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company's control. Consequently, all of the forward-looking statements made in this document are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company's business or operations. Except as required by applicable laws, the Company does not intend to publish updates or revisions of forward-looking statements it makes to reflect new information, future events or otherwise.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         As of March 14, 2004, the Company had 608 stockholders of record. There is no established trading market for the shares of common stock of the Company, and transactions are infrequent and privately negotiated by the buyer and seller in each case. Management does not believe that any market will develop in the near future, and any market that does develop may be inhibited due to the fact that insiders hold a large portion of the issued and outstanding shares of common stock. Based on information provided to the Company by its transfer agent, the high and low sales prices for the shares of the common stock for each quarterly period of 2003 and 2002 are set forth below. There may have been purchases and sales during these periods of which the Company is not aware.

                                     2003                       2002
                                  Price Range                Price Range
                               High          Low          High          Low
First Quarter                $40.00        $40.00        $38.50        $38.50
Second Quarter                40.00         40.00         41.00         38.50
Third Quarter                 40.00         40.00         40.00         40.00
Fourth Quarter                40.00         40.00         40.00         40.00

         The Company paid cash dividends totaling $1.30 per share in 2003 and $1.23 per share in 2002. Cash dividends are typically declared on a quarterly basis and are at the discretion of the Company's Board of Directors. Dividends to stockholders are generally dependent on the ability of the Bank to declare dividends to the Company, which in turn is limited by federal and state banking laws and/or state corporate laws. These limitations are discussed in detail in Item 1 of Part I of this report under the heading "Dividends". There can be no guarantee that dividends will be declared in any fiscal quarter.

         The transfer agent for the shares of common stock of the Company is:

                  Peoples Bank of Kent County, Maryland
                  100 Spring Ave
                  Chestertown, MD 21620
                  410-778-3500

Item 8A. Controls and Procedures.

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities and Exchange Act of 1934 with the Securities and Exchange Commission, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer, who, as of December 31, 2003, also served as the Company's Chief Financial Officer (the "CEO"), to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

         An evaluation of the effectiveness of these disclosure controls was carried out as of December 31, 2003 under the supervision and with the participation of the Company's management, including the CEO. Based on that evaluation, the Company's management, including the CEO, has concluded that the Company's disclosure controls and procedures are effective.

         During the fourth quarter of 2003, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9.  Directors and Executive Officers of the Registrant.

         The Company's Board of Directors has determined that Elmer E. Horsey qualifies as an "audit committee financial expert" as that term is defined by
Item 401(e) of the Securities and Exchange Commission's (the "SEC's") Regulation S-B.

         The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company's Code of Ethics will be provided to stockholders, free of charge, upon request to:
Stephanie Usilton, Peoples Bancorp, Inc., 100 Spring Avenue, Chestertown, Maryland 21620 or (410) 778-3500.

         All other information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement filed with the SEC in connection with the 2004 Annual Meeting of Shareholders.

Item 10.          Executive Compensation.

         The following table sets forth the annual compensation for each of the three preceding fiscal years paid to or accrued for the Company's executive officers whose salary and bonus exceeds $100,000.

                           Summary Compensation Table


                                 Annual Compensation     Long-Term Compensation
  Name/Principal        Fiscal   -------------------     ----------------------
     Position            Year    Salary      Bonus
     --------            ----    ------      -----             All Other
                                                         Compensation(1)(2)(3)
                                                         ---------------------

E. Roy Owens, Chairman   2003    $      0     $     0           $     0
                         2002     150,000      18,693             3,672
                         2001     135,500      18,940             3,558

Thomas G. Stevenson,     2003    $125,000     $ 4,518           $ 6,929
President/CEO/CFO        2002     105,000      12,512             5,776
                         2001      86,500      12,090             5,923

(1) Amounts include matching contributions to the Bank's 401(k) plan of $431 in 2002 and $407 in 2001 for Mr. Owens, and $212 in 2002 and $259 in 2001
       for Mr. Stevenson.
(2) For Mr. Stevenson, amounts include contributions to the Bank's pension plan of $4,234 in 2003, $3,402 in 2002, and $3,652 in 2001.
(3) Amounts include contributions to the Bank's profit sharing plan of $3,241 in 2002 and $3,151 in 2001 for Mr. Owens, and $2,695 in 2003, $2,162 in
       2002, and $2,012 in 2001 for Mr. Stevenson.

Compensation of Directors

         Directors serve on the Boards of Directors of the Company and the Bank. Directors who are not employees of the Bank receive a maximum monthly fee of $680 for Board meetings attended and a maximum fee of $230 for monthly Executive Committee meetings attended. Each director has an opportunity to serve on the Executive Committee quarterly on a rotating basis of two directors each quarter. Other committee fees are paid on the basis of $150 per meeting attended. Each Board Member is paid a $1,000 retainer fee for each year served in addition to the aforementioned fees. In addition to these fees, the Chairman of the Board is paid $350 per meeting and the Secretary of the Board is paid $345 per meeting. Employee directors are not compensated for attendance at Board or committee meetings.

         All other information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement filed with the SEC in connection with the 2004 Annual Meeting of Shareholders.

Item 12.          Certain Relationships and Related Transactions.

         The information required by this item is incorporated herein by reference to the Company's definitive Proxy Statement filed with the SEC in connection with the 2004 Annual Meeting of Shareholders.

Item 13. Exhibits, List and Reports on Form 8-K.

(a)      Exhibits and List

         Exhibits:

         3.1    Articles  of  Incorporation  of  the  Company  (incorporated  by reference to Exhibit 3(a) of  Amendment  No. 1 to the  Company's
                Registration  Statement  on Form  10-SB/A  (File No.  000-24169)
                filed on May 1, 1998)
         3.2    Bylaws of the Company (incorporated by reference to Exhibit 3(b)
                of Amendment  No. 1 to the Company's  Registration  Statement on
                Form 10-SB/A (File No. 000-24169) filed on May 1, 1998)
         13     Annual Report to  Shareholders  for the year ended  December 31,
                2003*
         21     Subsidiaries of the Company*
         31.1   Certifications  of  the  Chief  Executive  Officer  pursuant  to
                Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
         31.2   Certifications  of  the  Chief  Financial  Officer  pursuant  to
                Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
         32.1   Certifications  of the Chief Executive  Officer and of the Chief
                Financial  Officer  pursuant  to  18  U.S.C.ss.1350   (furnished
                herewith)

         List of Financial Statements Incorporated herein by Reference to the Annual Report to Shareholders for the year ended December 31, 2003:

                  Consolidated Balance Sheets*

                  Consolidated Statements of Income*

                  Consolidated Statements of Changes in Stockholders' Equity*

                  Consolidated Statements of Cash Flows*

                  Notes to Financial Statements*

                  Report of Independent Auditors*

-----------------------------
* Previously filed with the Annual Report on Form 10-KSB to which this Amendment No. 1 on Form 10-KSB/A relates.

(b)   Reports on Form 8-K

      None.

Item 14. Principal Accountant Fees and Services.

                             AUDIT FEES AND SERVICES

         The following table shows the fees paid or accrued by the Bank for the audit and other services provided by Rowles & Company, LLP for fiscal years 2002 and 2003:

                                   FY 2003         FY 2002
                                   -------         -------
          Audit Fees               $34,725         $37,120
          Audit-Related Fees         1,210             540
          Tax Fees                   3,740           3,105
          All Other Fees               520             398
          --------------               ---             ---
                   Total           $40,195         $41,163

         Audit services of Rowles & Company, LLP for fiscal years 2003 and 2002 consisted of the examination of the consolidated financial statements of the Company and quarterly reviews of financial statements and review of SEC filings. "Audit-Related Fees" incurred in fiscal year 2003 include charges related to the review of Federal Home Loan Bank mortgage collateral verifications. "Audit-Related Fees" incurred in fiscal year 2002 include charges related to review of filings with the Federal Reserve Board. "Tax Fees" incurred in fiscal years 2003 and 2002 include charges primarily related to tax return preparation and tax consulting services. "All Other Fees" incurred in fiscal years 2003 and 2002 include charges primarily related to consultation regarding stock transactions and asset/liability management and consultation regarding investment accounting.

         In 2003, the SEC adopted a rule pursuant to the federal Sarbanes-Oxley Act of 2002 that, except with respect to certain de minimis services discussed below, requires Audit Committee pre-approval of audit and non-audit services provided by the Company's independent auditors. All of the 2003 services described above were pre-approved by the Audit Committee pursuant to this SEC rule to the extent that rule was applicable during fiscal year 2003, except for the services described under "All Other Fees". Fees for these de minimis services represented approximately 1.3% of the total revenues paid to Rowles & Company, LLP in 2003.

         The Audit Committee's policy is to pre-approve all audit and permitted non-audit services other than de minimis non-audit services as defined in
Section 10A(i)(1) of the Exchange Act, which will be approved prior to the completion of the independent auditor's audit. The Audit Committee has reviewed summaries of the services provided and the related fees and has determined that the provision of non-audit services is compatible with maintaining the independence of Rowles & Company, LLP.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PEOPLES BANCORP, INC.


Date:  July 27, 2004                    By:   /s/ Thomas G. Stevenson
                                              ----------------------------------
                                              Thomas G. Stevenson
                                              President and CEO


Date:  July 27, 2004                    By:   /s/ Ina Reed
                                              ----------------------------------
                                              Ina Reed
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.     Description

     3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) of Amendment No. 1 to the Company's Registration Statement on Form 10-SB/A (File No. 000-24169) filed on May 1, 1998)

     3.2 Bylaws of the Company (incorporated by reference to Exhibit 3(b) of Amendment No. 1 to the Company's Registration Statement on Form 10-SB/A (File No. 000-24169) filed on May 1, 1998)

     13         Annual Report to  Shareholders  for the year ended  December 31,
                2003*

     21         Subsidiaries of the Company*

     31.1       Certifications  of  the  Chief  Executive  Officer  pursuant  to
                Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

     31.2       Certifications  of  the  Chief  Financial  Officer  pursuant  to
                Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

     32.1       Certifications  of the Chief Executive  Officer and of the Chief
                Financial  Officer  pursuant  to  18  U.S.C.ss.1350   (furnished
                herewith)

---------------------------

* Previously filed with the Annual Report on Form 10-KSB to which this Amendment No. 1 on Form 10-KSB/A relates.