Form 10QSB
period 2004-06-30
PEOPLES BANCORP INC/MD
filed 2004-08-13
CIK 1060244

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

X  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
-  1934

         For the quarterly period ended     June 30, 2004
                                         ----------------

     Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _______________ to ________________

                         Commission File Number: 0-24169
                                                 -------

                              PEOPLES BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                               52-2027776
-----------------------                                       -------------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

P.O.   Box 210, 100 Spring Avenue, Chestertown, Maryland           21620
--------------------------------------------------------           -----
                     (Address of Principal Executive Offices)   (Zip Code)

                                 (410) 778-3500
                                 --------------
               Registrant's Telephone Number, Including Area Code

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    --      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 794,012 shares of common stock issued and outstanding as of August 1, 2004

    Transitional Small Business Disclosure Format (check one):  Yes      No X
                                                                    ---    --

                              PEOPLES BANCORP, INC.

                                   FORM 10-QSB
                                      INDEX


                                                                            Page

                         Part I - Financial Information

Item 1.  Financial Statements                                                2

          Consolidated  Balance Sheets at June 30, 2004 (unaudited)
          and December 31, 2003                                              2

          Consolidated Statements of Condition (unaudited) for six and
          three months ended June 30, 2004 and 2003                          3

          Consolidated Statements of Cash Flows (unaudited) for
          six months ended June 30, 2004 and 2003                            4

          Notes to Financial Statements                                      5

Item 2.   Management's Discussion and Analysis or Plan of Operation          6
Item 3.   Controls and Procedures                                           12

                           Part II - Other Information

Item 1.   Legal Proceedings                                                 13
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds       13
Item 3.   Defaults Upon Senior Securities                                   13
Item 4.   Submission of Matters to a Vote of Security Holders               13
Item 5.   Other Information                                                 14
Item 6.   Exhibits Reports on Form 8-K                                      15

Signatures                                                                  15



                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.
PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets                                                          June 30                  December 31,
---------------------------------------
(Dollar Amounts in Thousands)                                                          2004                        2003
                                                                                       ----                        ----
                                                                                    (unaudited)
         ASSETS

Cash and due from banks                                                                   $4,005                   $3,479
Federal funds sold                                                                         2,403                    7,509
Investment securities available for sale                                                  17,305                   22,901
Investment securities held to maturity
  (approximate fair value of $4,948
   and $3,044)                                                                             5,020                    3,034
Federal Home Loan Bank stock                                                                 460                      411
Loans, less allowance for loan losses
  of $1,225 and $1,217                                                                   153,229                  137,800
Premises and equipment                                                                     3,776                    3,747
Accrued interest receivable                                                                  848                      897
Deferred income taxes                                                                         32                        0
Other assets                                                                                 682                      619
                                                                                            ----                      ---
     Total Assets                                                                       $187,760                 $180,397
                                                                                        ========                 ========



         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Non-interest-bearing                                                                   $27,810                  $25,023
  Interest-bearing                                                                       123,038                  122,734
                                                                                         --------                 -------
                                                                                         150,848                  147,757
Securities sold under repurchase agreements                                                5,957                    8,975
Notes payable                                                                              9,750                    3,000
Accrued Interest payable                                                                     288                      312
Accrued expenses                                                                             121                       64
Deferred income taxes                                                                          0                       99
Other liabilities                                                                            266                      243
                                                                                            ----                     ---
                                                                                         167,230                  160,450
                                                                                          -------                 --------
Stockholders' equity
  Common stock, par value $10 per share authorized
   1,000,000 shares, issued and outstanding 794,012 shares                                  7,940                    7,940
  Additional Paid in Capital                                                               2,921                    2,921
  Retained earnings                                                                        9,482                    8,691
                                                                                           -----                    -----
                                                                                          20,343                   19,552
  Accumulated other comprehensive income                                                     187                      395
                                                                                             ---                      ---
                                                                                          20,530                   19,947
                                                                                          ------                   ------
     Total Liabilities and Stockholders' Equity                                         $187,760                 $180,397
                                                                                        ========                 ========


The accompanying notes are an integral part of these financial statements.


PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Condition (unaudited)
------------------------------------------------
(Dollar Amounts in Thousands Except Per-Share Data)

                                                   For the three months            For the six months
                                                             ended                          ended
                                                            June 30                        June 30
                                                            -------                        -------
                                                      2004            2003           2004           2003
                                                      ----            ----           ----           ----
Interest and dividend revenue
  Loans, including fees                                $2,326          $2,101          $4,535         $4,141
  Government Agencies Securities                          215             304             454            667
  Federal funds sold                                        6              15              20             28
  Equity securities                                         3               4               7              9
                                                            -               -               -              -
          Total interest and dividend revenue           2,550           2,424           5,016          4,845
                                                        -----           -----           -----          -----


Interest expense
  Deposits                                                585             692           1,198          1,406
  Borrowed funds                                           23              23              38             36
                                                          ---             ---             ---            ---
          Total interest expense                          608             715           1,236          1,442
                                                          ---             ---           -----          -----

          Net interest income                           1,942           1,709           3,780          3,403


Provision for loan losses                                  23              85              30             88
                                                           --              --              --             --
          Net interest income after
            provision for loan losses                   1,919           1,624           3,750          3,315
                                                       ------          ------          ------         ------


Noninterest revenue
  Service charges on deposit accounts                     186             171             356            325
  Other noninterest revenue                                49              42             131            114
                                                          ---             ---            ----           ----
          Total noninterest revenue                       235             213             487            439
                                                         ----            ----            ----           ----

Noninterest expenses

  Salaries and employee benefits                          656             645           1,282          1,282
  Occupancy                                                60              56             121            107
  Furniture and equipment                                  61              52             117            108
  Other operating                                         299             289             582            557
                                                         ----            ----            ----           ----
          Total noninterest expenses                    1,076           1,042           2,102          2,054
                                                        -----           -----           -----          -----

Income before income taxes                              1,078             795           2,135          1,700
Income taxes                                              406             292             804            625
                                                         ----            ----            ----           ----
Net income                                               $672            $503          $1,331         $1,075
                                                         ----            ----          ------         ------

Earnings per common share                               $0.85           $0.63           $1.68          $1.35
                                                        -----           -----           -----          -----

The accompanying notes are an integral part of these financial statements.


PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
-------------------------------------------------                              For the Six Months Ended
(Dollar Amounts in Thousands)                                                             June 30

CASH FLOWS FROM OPERATING ACTIVITIES                                           2004                2003
                                                                               ----                ----
  Interest received                                                            $5,056               $4,984
  Fees and commissions                                                            487                  414
  Cash paid to suppliers and employees                                         (1,928)              (1,831)
  Interest paid                                                                (1,260)              (1,441)
  Taxes paid                                                                     (842)                (658)
                                                                                -----                -----
                                                                                1,513                1,468
                                                                                ------               -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, and software                                (148)                 (21)
  Loans made, net of principal collected                                      (15,442)              (9,866)
  Proceeds from maturities and calls of securities
    Available for sale                                                          5,250                7,503
    Held to maturity                                                                2                    0
  Purchase of securities held to maturity                                      (1,989)                   0
  Purchase of FHLB Stock                                                          (49)                 (25)
                                                                              (12,376)              (2,409)
                                                                              --------              -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in
    Time deposits                                                              (1,990)               2,014
    Other deposits                                                              5,081                2,310
    Securities sold under repurchase agreements                                (3,018)              (2,247)
  Advances under (repayments) notes payable                                     6,750               (3,800)
  Repurchase of stock                                                               0                 (292)
  Dividends paid                                                                 (540)                (512)
                                                                                -----                -----
                                                                                6,283               (2,527)
                                                                                ------              ------
NET INCREASE (DECREASE) IN CASH                                                (4,580)              (3,468)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                    10,988                8,676
                                                                               -------               -----
CASH AND EQUIVALENTS AT END OF PERIOD                                          $6,408               $5,208
                                                                               -------              ------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES
  Net income                                                                   $1,331               $1,075
  ADJUSTMENTS
    Depreciation and amortization                                                 119                  118
    Provision for loan losses                                                      30                   88
    Security discount accretion, net of premium amortization                        8                   12
    Decrease (increase) in
      Accrued interest receivable                                                  49                  149
      Other assets                                                                (63)                 (52)
    Increase (decrease)
      Deferred origination fees and costs, net                                    (17)                 (22)
      Accrued Interest payable and other liabilities                               56                  100
                                                                                  ---                  ---
                                                                               $1,513               $1,468
                                                                               ------               ------

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiary
Notes to Financial Statements

1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results of the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB, as amended by Amendment No. 1 on Form 10-KSB/A, for the year ended December 31, 2003.

2.   Cash Flows

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.   Comprehensive income

          For the six months ended June 30, 2004 and 2003, total comprehensive income, net of taxes, was $1,123,000 and $1,125,000, respectively.
     Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.   Commitments

          Loan commitments are made to accommodate the financial needs of the Company's customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Company's financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company's normal credit policies. The Company's exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. The table below represents unfunded obligations at June 30, 2004, rounded to the approximate thousand dollar of obligation. The Corporation is not party to any other off-balance sheet arrangements.

                                                           At June 30, 2004
                                                           ----------------

                 Revolving Home Equity Lines                 $  2,766,000
                 Commercial Real Estate                      $  6,524,000
                 Other Unused Commitments                    $ 17,915,000
                 Commercial Letters of Credit                $  2,087,000

5.   Earnings Per Share

          Earnings per common share is derived by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding of 794,012 for the six- and three-month periods ended June 30, 2004 and 797,739 and 796,027 for the comparable periods in 2003, respectively.

Item 2.       Management's Discussion and Analysis or Plan of Operation.

     Peoples Bancorp, Inc., (the "Company") is a Maryland corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended, located in Chestertown, Kent County, Maryland. The Company was incorporated on December 10, 1996 to serve as the holding company of The Peoples Bank of Kent County, Maryland (the "Bank"), a Maryland commercial bank, which it acquired on March 24, 1997.

     The Bank was incorporated on April 13, 1910 and operates five branches located in Kent County, Maryland. The Bank offers a variety of services to satisfy the needs of consumers and small- to medium-sized businesses and professional enterprises. Most of the Bank's deposit and loan customers are located in and derived from Kent County, northern Queen Anne's County, and southern Cecil County, Maryland. This primary service area is located between the Chesapeake Bay and the western border of Delaware.

Application of Critical Accounting Policies

     The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the unaudited consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when as asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

     The policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses as the accounting area that requires the most subjective or complex judgments, and as such should be most subject to revision as new information becomes available.

     The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. The loan portfolio also represents the largest asset type on the balance sheets. Further information about the methodology used to determine the allowance for loan losses is discussed below under the heading "Loan Quality".

     The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the June 30, 2004 Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the December 31, 2003 audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operation set forth in the Company's Annual Report on Form 10-KSB, as amended by Amendment No. 1 on Form 10-KSB/A, for the year ended December 31, 2003. When the term "Company" is used in this report, it means Peoples Bancorp, Inc. and, as the context requires, the Bank.

Forward-Looking Information

     Portions of this Quarterly Report on Form 10-QSB contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words "anticipate," "estimate," "should," expect," "believe," "intend," and similar expressions, are expressions about the Company's confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and the Bank operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail the Company's Annual Report on Form 10-KSB, as amended by Amendment No. 1 on Form 10-KSB/A, for the year ended December 31, 2003. Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time.

Financial Condition

     Total assets of the Company at June 30, 2004 were $187,760,000, compared to $180,397,000 at December 31, 2003, representing an increase of $7,363,000 or 4.08% over December 31, 2003. An increase in the loan portfolio of $15,429,000 was offset by decreases in cash and cash equivalents of $4,580,000 and investment securities of $2,800,000.

     Total liabilities at June 30, 2004 were $167,230,000, compared to $160,449,000 at December 31, 2003, representing an increase of $6,781,000 or 4.23% over December 31, 2003. Deposits and borrowings increased by $3,091,000 and $3,732,000, respectively, when compared to December 31, 2003.

     Stockholders' equity was $20,530,000 as of June 30,2004, compared to $19,947,000 as of December 31,2003, an increase of $583,000. The increase was due to net income for the period totaling $1,331,000 offset by a decrease in the unrealized gain on securities available for sale net of income taxes of $208,000 and dividends paid to stockholders of $540,000.

Results of Operations
General

     For the six- and three-month periods ended June 30, 2004, the Company reported net income of $1,331,000 and $672,000, or $1.68 and $.85 per share, respectively, which represent increases of approximately $256,000 or 23.81% and $169,000 or 33.60%, respectively, over the net income for the same periods in 2003. These increases were primarily due to increased net interest income compounded by decreased interest expense and decreased provisions for loan losses.

Interest Income

     Interest income for the six and three months ended June 30, 2004 totaled $5,016,000 and $2,550,000, respectively, compared to $4,845,000 and $2,424,000 for the same periods last year, representing increases of $171,000 or 3.53% and $126,000 or 5.20%, respectively. These increases are attributable primarily to an increase in loan income of $394,000 for the first half of 2004 when compared to the same period last year. Interest income was offset, however, by decreases in Government Agencies Security income as the result of maturing securities being used to originate new loans of $213,000 and $89,000 for the six- and three-month periods ended June 30, 2004, respectively.

Interest Expense

         Interest expense for the six- and three-month periods ended June 30, 2004 totaled $1,236,000 and $608,000, respectively, compared to $1,442,000 and $715,000 for the same periods last year, representing decreases of $206,000 or 14.29% and $107,000 or 14.97%, respectively. Though deposits have increased during the first six months of 2004, the decreases in interest expense are a result of the decline in the weighted average rates paid on deposits to 1.47%, compared to 1.95% for the same period in 2003. Rates paid on interest bearing instruments remain at an all time low.

Net Interest Income

     The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

     Net interest income for the six- and three-month periods ended June 30, 2004 was $3,780,000 and $1,942,000, respectively, which represent increases of $377,000 or 11.08% and $233,000 or 13.63%, respectively, over the same periods in 2003. Interest earned on the increased loan volume generated in the first half of 2004, coupled with historically low rates paid on deposits, contributed to the increases in net interest income realized in the first half of 2004.

Noninterest Income

     Noninterest revenue for the six- and three-month periods ended June 30, 2004 totaled $487,000 and $235,000, respectively, which represented increases of 10.93% and 10.33% over the same periods in 2003. During the first half of 2004, the Company experienced notable increases in overdraft checking fees and income from investment service activity when compared to the first half of 2003.

Noninterest Expense

     The Company recorded noninterest expense of $2,102,000 and $1,076,000 for the six- and three-month periods ended June 30, 2004, respectively, compared to $2,054,0000 and $1,042,000 for the same periods in 2003, or increases of $48,000 or 2.34% and $34,000 or 3.26%, respectively. These increases are mainly attributable to increases over the first half of 2003 in data processing fees charged by outside processors, increased occupancy expenses, including increased real estate taxes paid in connection with the Bank's Millington, Maryland branch, and general costs associated with maintenance and operations of premises and equipment.

Income Tax Expense

     The Company's effective tax rate was 37.7% for both for the six and three months ended June 30, 2004, compared to 36.8% and 36.7%, respectively, for the same periods in 2003. The Company's income tax expense was $804,000 and $406,000 for the six and three months ended June 30, 2004, respectively, compared to $625,000 and $292,000 for the same periods in 2003, which represent increases of $179,000 or 28.64% and $114,000 or 39.04%, respectively. These increases are attributable to increases in the Company's taxable income when compared to the same periods in 2003.

Composition of Loan Portfolio

     Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Loans, net of the allowance for loan losses, were $153,229,000 and $129,335,000 at June 30, 2004 and 2003, respectively, which constituted 85.30% and 81.08% of interest-earning assets for the respective periods. At June 30, 2004, the Company's loan to deposit ratio was 101.58%, compared to 90.76% at June 30, 2003. The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. The Company's ratio of loans to deposits plus repurchase agreements was 97.72% as of June 30, 2004, compared to 88.60% at June 30, 2003. The Company extends loans primarily to customers located in and near the Maryland counties of Kent County, Queen Anne's County, and Cecil County. There are no industry concentrations in the Company's loan portfolio. A substantial portion of the Company's loans are, however, secured by real estate, and the real estate market in the region will influence the performance of the Company's portfolio.

Loan Quality

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of June 30, 2004 is adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

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

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of June 30, 2004 and December 31, 2003, the allowance for loan losses compared to gross loans was 0.80% and 0.88%, respectively.

     The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

                            Allowance for Loan Losses

                                                  Six months ended    Year ended
                                                       June            December
                                                       2004              2003
                                                       ----              ----

  Balance at beginning of year                       $1,217,000      $1,160,000
  Loan losses:
    Commercial                                                0          10,000
    Mortgages                                                 0               0
    Consumer                                             23,000          27,000
                                                     ----------       ---------
                  Total loan losses                      23,000          37,000
                                                     ----------       ---------
  Recoveries on loans previously charged off
    Commercial                                                0               0
    Mortgages                                                 0               0
    Consumer                                              1,000           6,000
                                                     ----------      ----------
                  Total loan recoveries                   1,000           6,000
                                                     ----------      ----------

  Net loan losses                                        22,000          31,000
  Provision for loan losses charged to expense           30,000          88,000
                                                     ----------      ----------
  Balance at end of year                             $1,225,000      $1,217,000
                                                     ==========      ==========
  Allowance for loan losses to loans outstanding
   at end of period                                       0.80%           0.88%

     As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received. A loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that had been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

     The Company had nonperforming loans of $191,091 and $287,916 at June 30, 2004 and December 31, 2003, respectively. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of June 30, 2004 and December 31, 2003.

Deposits and Other Interest-Bearing Liabilities

     Interest-bearing deposits increased $304,000 or .25% to $123,038,000 at June 30, 2004, from $122,734,000 at December 31, 2003. Noninterest-bearing deposits increased $2,787,000 or 11.14% to $27,810,000 at June 30, 2004, from
$25,023,000 at December 31, 2003. Total deposits have increased 2.09% or $3,091,000 since the beginning of the Company's current fiscal year, and 5.86% over June 30, 2003. Borrowings, primarily from the Federal Home Loan Bank of Atlanta, increased to $15,707,000 from $11,975,000 at December 31, 2003 to fund strong loan demand.

     Deposits, particularly core deposits, have been the Company's primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company's primary source of funding for the foreseeable future. It should be noted, however, that there appears to be a new confidence in the overall economy and stock values appear to be recovering. Renewed investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, could impact the growth of deposits in future periods.

Liquidity and Capital Resources

     Liquidity describes the ability of the Company to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $17,400,000 from corresponded banks, namely, Bank of America, Community Bank and M & T Bank. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $25,490,000 of which $8,200,000 has been advanced leaving $17,290,000 available. Management knows of no trends or demands, commitments, events or uncertainties that are likely to materially affect the Company's ability to maintain liquidity at satisfactory levels.

     Bank regulatory agencies have adopted various capital standards, including risk-based capital standards, that apply to financial institutions like the Company. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions' assets and off-balance sheet items.

     Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the capital as of June 30, 2004 for the Company with the minimum requirements is presented below.


                                                                 Minimum
                                            Actual            Requirements
                                            ------            ------------
Tier 1 risk-based  capital                  13.95%                4.00%
Total risk-based capital                    14.79%                8.00%
Leverage ratio                              11.02%                4.00%

Item 3.     Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities and Exchange Act of 1934 with the Securities and Exchange Commission, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer (the "CEO") and the Chief Financial Officer (the "CFO"), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

     An evaluation of the effectiveness of these disclosure controls was carried out as of June 30, 2004 under the supervision and with the participation of the Company's management, including the CEO and CFO. Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective.

     During the second quarter of 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

     The Company did not repurchase any shares of its common stock during the three-month period ended June 30, 2004.

Item 3.   Defaults Upon Senior Securities.

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

     At the Company's Annual Meeting of Shareholders held on May 24, 2004, the shareholders were asked to vote upon the election of 13 directors to serve on the Company's Board of Directors for one-year terms and until their successors are duly elected and qualify ("Proposal 1"). The shareholders also were asked to ratify the selection of Rowles & Company, LLP as the Company's independent auditing and accounting firm for 2004 ("Proposal 2"). The Company submitted these matters to a vote through the solicitation of proxies.

     The results of Proposal 1 were as follows:

     Nominees                                                         Broker
     (terms expire 2005)            For       Against     Abstain    Non-Votes
     -------------------            ---       -------     -------    ---------
     Robert W. Clark, Jr.         566,224        0           0           0
     LaMonte E. Cooke             566,164        60          0           0
     Gary B. Fellows              566,218        6           0           0
     Herman E. Hill, Jr.          566,099       125          0           0
     Elmer E. Horsey              566,224        0           0           0
     P. Patrick McClary           566,224        0           0           0
     Robert A. Moore              566,224        0           0           0
     E. Roy Owens                 566,224        0           0           0
     Alexander P. Rasin, III      566,224        0           0           0
     Stefan R. Skipp              566,224        0           0           0
     Thomas G. Stevenson          566,224        0           0           0
     Elizabeth A. Strong          566,224        0           0           0
     William G. Wheatley          566,224        0           0           0

     The results of Proposal 2 were as follows: 564,980 votes for the proposal; 0 votes against the proposal; 1,244 abstentions; and 0 broker non-votes.

Item 5.  Other Information.

Director Recommendations and Nominations

     The Nominating Committee of the Company's Board of Directors is responsible for assembling and maintaining a list of qualified candidates to fill vacancies on the Board, and it periodically reviews this list and researches the talent, skills, expertise, and general background of these candidates. The Nominating Committee will from time to time review and consider candidates recommended by shareholders. Shareholder recommendations should be submitted in writing to:
Peoples Bancorp,  Inc., 100 Spring Avenue,  Chestertown,  Maryland 21620,  Attn:
Stephanie L. Usilton, Vice President; and must specify (i) the recommending shareholder's contact information, (ii) the class and number of shares of the Company's common stock beneficially owned by the recommending shareholder, (iii) the name, address and credentials of the candidate for nomination, and (iv) the candidate's consent to be considered as a candidate.

     Whether recommended by a shareholder or chosen independently by the Nominating Committee, a candidate will be selected for nomination based on his or her talents and the needs of the Board. The Nominating Committee's goal in selecting nominees is to identify persons that possess complimentary skills and that can work well together with existing Board members at the highest level of integrity and effectiveness. A candidate, whether recommended by a Company stockholder or otherwise, will not be considered for nomination unless he or she is of good character and is willing to devote adequate time to Board duties. In assessing the qualifications of potential candidates, the Nominating Committee will also consider the candidate's experience, judgment, and civic and community relationships, and the diversity of backgrounds and experience among existing Directors. Certain Board positions, such as Audit Committee membership, may require other special skills or expertise.

     It should be noted that a shareholder recommendation is not a nomination, and there is no guarantee that a candidate recommended by a shareholder will be approved by the Nominating Committee or nominated by the Board of Directors.

Shareholder Communications with the Board of Directors

     Shareholders may contact the Company's Board of Directors by contacting Stephanie L. Usilton, Vice President, Peoples Bancorp, Inc., 100 Spring Avenue, Chestertown, Maryland 21620 or (410) 778-3500. All comments will be forwarded directly to the Chairman of the Board for consideration.

     The Company believes that the Annual Meeting is an opportunity for shareholders to communicate directly with directors and, accordingly, expects that all directors will attend each Annual Meeting. A shareholder who wishes to discuss issues directly with directors should consider attending the Annual Meeting of Shareholders.

Item 6.    Exhibits Reports on Form 8-K.

     (a) Exhibits

          3.1  Articles  of  Incorporation  of  the  Company   (incorporated  by
               reference to Exhibit 3(a) of Amendment No. 1 to the Company's Form 10-SB (File No. 000-24169) filed on May 1, 1998)

          3.2 Bylaws of the Company (incorporated by reference to Exhibit 3(b) of Amendment No. 1 to the Company's Form 10-SB (File No. 000-24169) filed on May 1, 1998)

          31.1 Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

          31.2 Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

          32.1 Certifications  of the Chief  Executive  Officer and of the Chief
               Financial   Officer  pursuant  to  18  U.S.C.ss.1350   (furnished
               herewith)

     (b) Reports on Form 8-K

          None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PEOPLES BANCORP, INC.


Date:  August 13, 2004               By:  /s/ Thomas G. Stevenson
                                          -------------------------------------
                                          Thomas G. Stevenson
                                          President/Chief Executive Officer



Date:  August 13, 2004               By:  /s/ Ina May Puppe Reed
                                          ------------------------------------
                                          Ina May Puppe Reed
                                          Vice President/Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.  Description
-----------  ----------

      3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) of Amendment No. 1 to the Company's Form 10-SB (File No. 000-24169) filed on May 1, 1998)

      3.2 Bylaws of the Company (incorporated by reference to Exhibit 3(b) of Amendment No. 1 to the Company's Form 10-SB (File No. 000-24169) filed on May 1, 1998)

      31.1 Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

      31.2 Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

      32.1 Certifications of the Chief Executive Officer and of the Chief Financial Officer pursuant to 18 U.S.C.ss.1350 (furnished herewith)