Form 10QSB
period 2004-09-30
PEOPLES BANCORP INC/MD
filed 2004-11-12
CIK 1060244

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

X    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

         For the quarterly period ended     September 30, 2004
                                         ---------------------

     Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _______________ to ________________

                         Commission File Number: 0-24169
                                                 -------

                              PEOPLES BANCORP, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                    52-2027776
           ------------------                            -------------
       (State or Other Jurisdiction of                  (I.R.S. Employer
          Incorporation or Organization)                 Identification No.)

         P.O. Box 210, 100 Spring Avenue,                      21620
           Chestertown, Maryland                               -----
     (Address of Principal Executive Offices)               (Zip Code)

                                 (410) 778-3500
                                 --------------
               Registrant's Telephone Number, Including Area Code

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 794,012 shares of common stock issued and outstanding as of November 1, 2004

     Transitional  Small Business  Disclosure  Format (check one): Yes    No  X
                                                                      --     ---

                             PEOPLES BANCORP, INC.

                                   FORM 10-QSB
                                      INDEX


                                                                                               Page

                         Part I - Financial Information

Item 1.       Financial Statements                                                               3

              Consolidated Balance Sheets at September 30, 2004 (unaudited)
              and December 31, 2003                                                              3

              Consolidated Statements of Income (unaudited) for three and nine months
              ended September 30, 2004 and 2003                                                  4

              Consolidated Statements of Cash Flows (unaudited) for nine months
              ended September 30, 2004 and 2003                                                  5

              Notes to Financial Statements                                                      6

Item 2.       Management's Discussion and Analysis or Plan of Operation                          7
Item 3.       Controls and Procedures                                                           13

                           Part II - Other Information

Item 1.       Legal Proceedings                                                                 14
Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                       14
Item 3.       Defaults Upon Senior Securities                                                   14
Item 4.       Submission of Matters to a Vote of Security Holders                               14
Item 5.       Other Information                                                                 14
Item 6.       Exhibits                                                                          14

Signatures                                                                                      14




                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets                                                  September 30            December 31,
---------------------------
                    (Dollar Amounts in Thousands)                                2004                   2003
                                                                                 ----                   ----
                                                                             (unaudited)
         ASSETS
Cash and due from banks                                                          $3,787                 $3,479
Federal funds sold                                                                1,165                  7,509
Investment securities available for sale                                         16,264                 22,901
Investment securities held to maturity
  (approximate fair value of $4,995
   and $3,044)                                                                    5,018                  3,034
Federal Home Loan Bank stock                                                        460                    411
Loans, less allowance for loan losses
  of $1,221 and $1,217                                                          158,687                137,800
Premises and equipment                                                            3,779                  3,747
Accrued interest receivable                                                         989                    897
Deferred income taxes                                                                47                      0
Other assets                                                                        650                    619
                                                                                   ----                   ----
     Total Assets                                                              $190,846               $180,397
                                                                              =========               ========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
  Non-interest-bearing                                                          $27,508                $25,023
  Interest-bearing                                                              127,501                122,734
                                                                               --------                -------
                                                                                155,009                147,757
Securities sold under repurchase agreements                                       3,532                  8,975
Notes payable                                                                    10,640                  3,000
Accrued Interest payable                                                            268                    312
Accrued expenses                                                                    168                     64
Deferred income taxes                                                                 0                     99
Other liabilities                                                                   286                    243
                                                                                   ----                   ----
                                                                                169,903                160,450
                                                                                -------                -------
Stockholders' equity
  Common stock, par value $10 per share authorized
   1,000,000 shares, issued and outstanding 794,012 shares                        7,940                  7,940
  Additional Paid in Capital                                                      2,921                  2,921
  Retained earnings                                                               9,919                  8,691
                                                                                  -----                  -----
                                                                                 20,780                 19,552
  Accumulated other comprehensive income                                            163                    395
                                                                                    ---                    ---
                                                                                 20,943                 19,947
                                                                                 ------                 ------
     Total Liabilities and Stockholders' Equity                                $190,846               $180,397
                                                                               ========               ========
The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
---------------------------------------------
(Dollar Amounts in Thousands Except Per-Share Data)
                                                   For the three months ended     For the nine months ended
                                                          September 30                   September 30
                                                          ------------                   ------------
                                                      2004            2003           2004           2003
                                                      ----            ----           ----           ----
Interest and dividend revenue
  Loans, including fees                                $2,469          $2,128          $7,004         $6,269
  Government Agencies Securities                          201             288             655            955
  Federal funds sold                                        6               3              26             31
  Equity securities                                         4               4              11             13
                                                           --               -              --             --
          Total interest and dividend revenue           2,680           2,423           7,696          7,268
                                                        -----           -----           -----          -----

Interest expense
  Deposits                                                580             655           1,778          2,061
  Borrowed funds                                           51              21              89             57
                                                          ---             ---             ---             --
          Total interest expense                          631             676           1,867          2,118
                                                         ----            ----          ------          -----

          Net interest income                           2,049           1,747           5,829          5,150

Provision for loan losses                                  32               0              62             88
                                                          ---               -              --             --
          Net interest income after
            provision for loan losses                   2,017           1,747           5,767          5,062
                                                        ------          ------          ------         -----
Noninterest revenue
  Service charges on deposit accounts                     189             165             545            490
  Other noninterest revenue                                48              46             179            160
                                                          ---             ---            ----            ---
          Total noninterest revenue                       237             211             724            650
                                                         ----            ----            ----            ---

Noninterest expenses
  Salaries and employee benefits                          661             646           1,947          1,928
  Occupancy                                                64              60             185            167
  Furniture and equipment                                  58              55             175            163
  Other operating                                         320             264             898            822
                                                         ----            ----            ----            ---
          Total noninterest expenses                    1,103           1,025           3,205          3,080
                                                       ------          ------          ------          -----

Income before income taxes                              1,151             933           3,286          2,632
Income taxes                                              436             348           1,240            973
                                                         ----            ----          ------            ---
Net income                                               $715            $585          $2,046         $1,659
                                                        -----           -----         -------         ------

Earnings per common share                               $0.90           $0.74           $2.58          $2.08
                                                       ------          ------          ------          -----

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)                              For the nine months ended
                                                                                     September 30
                     (Dollar Amounts in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES                                            2004                 2003
                                                                                ----                 ----
  Interest received                                                             $7,590               $7,205
  Fees and commissions received                                                    724                  635
  Cash paid to suppliers and employees                                          (2,916)              (2,722)
  Interest paid                                                                 (1,911)              (2,153)
  Taxes paid                                                                    (1,268)              (1,012)
                                                                                -------              -------
                                                                                 2,219                1,953
                                                                                -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Cash paid for premises, equipment, and software                                 (177)                 (44)
  Loans made, net of principal collected                                       (20,923)             (12,952)
  Proceeds from maturities and calls of securities
    Available for sale                                                           6,250                8,506
    Held to maturity                                                                 2                    0
  Purchase of securities held to maturity                                       (1,989)                   0
  Purchase of FHLB Stock                                                           (49)                 (25)
                                                                                   ---                  ---
                                                                               (16,886)              (4,515)
                                                                               --------              -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in
    Time deposits                                                               (2,185)               1,386
    Other deposits                                                               9,437                2,721
    Securities sold under repurchase agreements                                 (5,443)              (2,101)
  Advances under (repayments of) notes payable                                   7,640               (1,800)
  Repurchase of stock                                                                0                 (292)
  Dividends paid                                                                  (818)                (774)
                                                                                  -----                -----
                                                                                 8,631                 (860)
                                                                                 ------                -----
NET INCREASE (DECREASE) IN CASH                                                 (6,036)              (3,422)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                     10,988                8,676
                                                                                -------               -----
CASH AND EQUIVALENTS AT END OF PERIOD                                           $4,952               $5,254
                                                                                ------               ------
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
  FROM OPERATING ACTIVITIES
  Net income                                                                    $2,046               $1,659
  ADJUSTMENTS
    Depreciation and amortization                                                  145                  179
    Provision for loan losses                                                       62                   88
    Security discount accretion, net of premium amortization                        12                   16
    Decrease (increase) in
      Accrued interest receivable                                                  (92)                 (42)
      Other assets                                                                 (31)                 (44)
    Increase (decrease) in
      Deferred origination fees and costs, net                                     (26)                 (37)
      Accrued Interest payable and other liabilities                               103                  134
                                                                                   ---                  ---
                                                                                $2,219               $1,953
                                                                                ------               ------
The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiary
Notes to Financial Statements

1.   Basis of Presentation

          The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles the interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Annual Report on Form 10-KSB, as amended by Amendment No. 1 on Form 10-KSB/A, for the year ended December 31, 2003.

2.   Cash Flows

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.   Comprehensive income

          For the nine months ended September 30, 2004 and 2003, total comprehensive income, net of taxes, was $1,814,000 and $1,496,000, respectively. Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.   Commitments

          Loan commitments are made to accommodate the financial needs of the Company's customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Company's financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company's normal credit policies. The Company's exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. The table below represents unfunded obligations at September 30, 2004, rounded to the approximate thousand dollar of obligation. The Corporation is not party to any other off-balance sheet arrangements.
                                                 At September 30, 2004
                                                 ---------------------

            Revolving Home Equity Lines             $ 2,733,000
            Commercial Real Estate                  $ 7,321,000
            Other Unused Commitments                $20,878,000
            Commercial Letters of Credit            $ 2,064,000

5.   Earnings Per Share

          Earnings per common share is derived by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding of 794,012 for the nine- and three-month periods ended September 30, 2004 and 796,483 and 794,012 for the comparable periods in 2003, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation.

     The Company is a Maryland corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended, located in Chestertown, Kent County, Maryland. The Company was incorporated on December 10, 1996 to serve as the holding company of The Peoples Bank of Kent County, Maryland (the "Bank"), a Maryland commercial bank, which it acquired on March 24, 1997.

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

     The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. The loan portfolio also represents the largest asset type on the balance sheet. Further information about the methodology used to determine the allowance for loan losses is discussed below under the heading "Loan Quality".

     The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the September 30, 2004 Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the December 31, 2003 audited Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis or Plan of Operation set forth in the Company's Annual Report on Form 10-KSB, as amended by Amendment No. 1 on Form 10-KSB/A, for the year ended December 31, 2003. When the term "Company" is used in this report, it means Peoples Bancorp, Inc. and, as the context requires, the Bank.

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

Financial Condition

     Total assets of the Company at September 30, 2004 were $190,846,000, compared to $180,397,000 at December 31, 2003, representing an increase of $10,449,000 or 5.79% over December 31, 2003. An increase in the loan portfolio of $20,887,000 was offset by decreases in Federal funds sold of $6,344,000 and investment securities of $4,653,000.

     Total liabilities at September 30, 2004 were $169,903,000, compared to $160,450,000 at December 31, 2003, representing an increase of $9,453,000 or 5.89% over December 31, 2003. Deposits and borrowings increased by $7,252,000 and $2,197,000, respectively, when compared to December 31, 2003.

     Stockholders' equity was $20,943,000 as of September 30, 2004, compared to $19,947,000 as of December 31, 2003, an increase of $996,000. The increase was due to net income for the period totaling $2,046,000 offset by a decrease in the unrealized gain on securities available for sale net of income taxes of $232,000 and dividends paid to stockholders of $818,000.

Results of Operations

General

     For the nine- and three-month periods ended September 30, 2004, the Company reported net income of $2,046,000 and $715,000, or $2.58 and $.90 per share, respectively, which represent increases of approximately $387,000 or 23.31% and $130,000 or 22.22%, respectively, over the net income for the same periods in 2003. These increases resulted primarily from increases in net interest income and noninterest revenue and a decrease in the provision for loan losses, offset by moderate increases in noninterest expenses.

Interest Revenue

     Interest revenue for the nine and three months ended September 30, 2004 totaled $7,696,000 and $2,680,000, respectively, compared to $7,268,000 and $2,423,000 for the same periods last year, representing increases of $428,000 or 5.89% and $257,000 or 10.61%, respectively. These increases are attributable primarily to an increase in loan income of $735,000 for the first nine months of 2004 when compared to the same period last year. Government Agencies Security income decreased $300,000 and $87,000 for the nine- and three-month periods ended September 30, 2004, respectively, which resulted from the use of maturing securities to originate new loans.

Interest Expense

     Interest expense for the nine- and three-month periods ended September 30, 2004 totaled $1,867,000 and $631,000, respectively, compared to $2,118,000 and $676,000 for the same periods last year, representing decreases of $251,000 or 11.83% and $45,000 or 6.57%, respectively. Although deposits have increased during the first nine months of 2004, the weighted average rates paid on deposits decreased to 1.57%, compared to 1.93% for the same period in 2003. Rates paid on interest-bearing instruments remain at an all time low.

Net Interest Income

     The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

     Net interest income for the nine- and three-month periods ended September 30, 2004 was $5,829,000 and $2,049,000, respectively, which represent increases of $679,000 or 13.18% and $302,000 or 17.29% over the same periods in 2003, respectively. Interest earned on the increased loan volume generated in the first nine months of 2004, coupled with historically low rates paid on deposits, contributed to these increases in net interest income.

Noninterest Revenue

     Noninterest revenue for the nine- and three-month periods ended September 30, 2004 totaled $724,000 and $237,000, respectively, which represented increases of 11.38% and 12.32% over the same periods in 2003. During the first nine months of 2004, the Company experienced notable increases in overdraft checking fees and income from investment service activity when compared to the first nine months of 2003.

Noninterest Expense

     The Company recorded noninterest expense of $3,205,000 and $1,103,000 for the nine- and three-month periods ended September 30, 2004, respectively, compared to $3,080,000 and $1,025,000 for the same periods in 2003, or increases of $125,000 or 4.06% and $78,000 or 7.61%, respectively. These increases are mainly attributable to increases in data processing fees charged by outside processors, increased occupancy expenses, including increased real estate taxes paid in connection with the Bank's Millington, Maryland branch, and general costs associated with maintenance and operations of premises and equipment.

Income Tax Expense

     The Company's effective tax rates for the nine- and three-month periods ended September 30, 2004 was 37.7% and 37.9%, respectively, compared to 37.0% and 37.3% for the respective periods in 2003. The Company's income tax expense was $1,240,000 and $436,000 for the nine and three months ended September 30, 2004, respectively, compared to $973,000 and $348,000 for the same periods in 2003, which represent increases of $267,000 or 27.44% and $88,000 or 25.29%, respectively. In addition to slightly higher effective tax rates, increases in taxable income during the nine- and three-month periods ended September 30, 2004 contributed to the increases in income tax expense when compared to the same periods last year.

Composition of Loan Portfolio

     Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Loans, net of the allowance for loan losses, were $158,687,000 and $132,436,000 at September 30, 2004 and 2003, respectively, which constituted 86.80% and 82.20% of interest-earning assets for the respective periods. At September 30, 2004, the Company's loan to deposit ratio was 102.37%, compared to 93.08% at September 30, 2003. The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. The Company's ratio of loans to deposits plus repurchase agreements was 100.09% as of September 30, 2004, compared to 90.76% at September 30, 2003. The Company extends loans primarily to customers located in and near the Maryland counties of Kent County, Queen Anne's County, and Cecil County. There are no industry concentrations in the Company's loan portfolio. A substantial portion of the Company's loans are, however, secured by real estate, and the real estate market in the region will influence the performance of the Company's portfolio.

Loan Quality

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of September 30, 2004 is adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

     For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. This allowance may be increased to accommodate reserves for specific loans identified as substandard during management's loan review. Generally, however, neither net recoveries nor a decrease in loans will require a negative provision to reduce the allowance. Therefore, net recoveries and/or decreases in loans may cause the allowance as a percentage of gross loans to exceed the Company's target.

     The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of September 30, 2004 and December 31, 2003, the allowance for loan losses compared to gross loans was 0.77% and 0.88%, respectively.


     The following table sets forth activity in the Company's allowance for loan losses for the periods indicated:

                            Allowance for Loan Losses
                                                                 Nine months ended              Year ended
                                                                    September                    December
                                                                      2004                         2003
                                                                      ----                         ----
  Balance at beginning of year                                     $1,217,000                 $1,160,000
  Loan losses:
    Commercial                                                         44,000                     10,000
    Mortgages                                                               0                          0
    Consumer                                                           23,000                     27,000
                                                                       ------                     ------
                  Total loan losses                                    67,000                     37,000
                                                                       ------                     ------
  Recoveries on loans previously charged off
    Commercial                                                          7,000                          0
    Mortgages                                                               0                          0
    Consumer                                                            2,000                      6,000
                                                                        -----                      -----
                  Total loan recoveries                                 9,000                      6,000
                                                                        -----                      -----

  Net loan losses                                                      58,000                     31,000
  Provision for loan losses charged to expense                         62,000                     88,000
                                                                       ------                     ------
  Balance at end of year                                          $ 1,221,000                $ 1,217,000
                                                                  ===========                ===========
  Allowance for loan losses to loans outstanding
   at end of period                                                     0.77%                      0.88%

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

     The Company had nonperforming loans of $189,099 and $287,916 at September 30, 2004 and December 31, 2003, respectively. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of September 30, 2004 or December 31, 2003.

Deposits and Other Interest-Bearing Liabilities

     Interest-bearing deposits increased $4,767,000 or 3.88% to $127,501,000 at September 30, 2004, from $122,734,000 at December 31, 2003. Noninterest-bearing deposits increased $2,485,000 or 9.93% to $27,508,000 at September 30, 2004,
from $25,023,000 at December 31, 2003. Total deposits have increased 4.91% or $7,252,000 since the beginning of the Company's current fiscal year, and 8.94% over September 30, 2003. Borrowings, primarily from the Federal Home Loan Bank of Atlanta, increased to $14,172,000 from $11,975,000 at December 31, 2003 to fund strong loan demand.

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

Liquidity and Capital Resources

     Liquidity describes the ability of the Company to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $17,400,000 from correspondent banks, namely, Bank of America, Community Bank and M & T Bank. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $25,490,000 of which $8,200,000 has been advanced. Management knows of no trends or demands, commitments, events or uncertainties that are likely to materially affect the Company's ability to maintain liquidity at satisfactory levels.

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

     Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Company's capital ratios as of September 30, 2004 to the minimum ratios required by federal banking regulators is presented below.

                                                Minimum
                                   Actual    Requirements
                                   ------    ------------
Tier 1 risk-based capital          13.82%        4.00%
Total  risk-based capital          14.63%        8.00%
Leverage ratio                     10.96%        4.00%

Item 3. Controls and Procedures.

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed under the Securities and Exchange Act of 1934 with the Securities and Exchange Commission, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company's management, including the President and Chief Executive Officer, who also serves as the Company's Chief Financial Officer (the "CEO"), to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

     An evaluation of the effectiveness of these disclosure controls was carried out as of September 30, 2004 under the supervision and with the participation of the Company's management, including the CEO. Based on that evaluation, the Company's management, including the CEO, has concluded that the Company's disclosure controls and procedures are effective.

     During the third quarter of 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     The Company did not repurchase any shares of its common stock during the three-month period ended September 30, 2004.

Item 3. Defaults Upon Senior Securities.

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

Item 5. Other Information.

     Not applicable.

Item 6. Exhibits.

     3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) of Amendment No. 1 to the Company's Form 10-SB (File No. 000-24169) filed on May 1, 1998)

     3.2 Bylaws of the Company (incorporated by reference to Exhibit 3(b) of Amendment No. 1 to the Company's Form 10-SB (File No. 000-24169) filed on May 1, 1998)

     31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

     32.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350 (furnished herewith)


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PEOPLES BANCORP, INC.


Date:  November 10, 2004       By: /s/Thomas G. Stevenson
                                    ------------------------------------
                                    Thomas G. Stevenson
                                     President/Chief Executive Officer
                                     & Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No. Description
----------- -----------

     3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 3(a) of Amendment No. 1 to the Company's Form 10-SB (File No. 000-24169) filed on May 1, 1998)

     3.2 Bylaws of the Company (incorporated by reference to Exhibit 3(b) of Amendment No. 1 to the Company's Form 10-SB (File No. 000-24169) filed on May 1, 1998)

     31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

     32.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350 (furnished herewith)