Form 10KSB
period 2004-12-31
PEOPLES BANCORP INC/MD
filed 2005-03-24
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

0-24169
Commission File No.

PEOPLES BANCORP, INC.

(Exact name of registrant as specified in its charter)

Maryland	52-2027776
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box 210, 100 Spring Avenue, Chestertown, Maryland	21620
(Address of Principal Executive Offices)	(Zip Code)

(410) 778-3500
Registrant’s Telephone Number, Including Area Code

Securities Registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $10.00

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

State the registrant’s revenues for its most recent fiscal year: $11,472,874.

The aggregate market value of the registrant’s voting and non-voting stock held by non-affiliates of the registrant as of March 1, 2005 was $29,303,550.

The number of shares outstanding of the registrant’s common stock as of March 1, 2005 was 789,012.

Documents Incorporated by Reference

Portions of the Peoples Bancorp, Inc. definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this annual report.

PEOPLES BANCORP, INC.

FORM 10-KSB
INDEX

PART I

Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A.	Controls and Procedures
Item 8B.	Other Information
PART III

Item 9.	Directors and Executive Officers of the Registrant
Item 10.	Executive Compensation
Item 11.	Security Ownership Related Transactions
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

Signatures

Exhibit Index

This Annual Report of Peoples Bancorp, Inc. (the “Company”) on Form 10-KSB may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this Report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which the Company operates; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-KSB, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond the Company’s control. Consequently, all of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on the Company’s business or operations. Except as required by applicable laws, the Company does not intend to publish updates or revisions of any forward-looking statements it makes to reflect new information, future events or otherwise.

PART I

Item 1. Business.

BUSINESS

General

The Company was incorporated under the laws of Maryland on December 10, 1996 and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s sole business is acting as the parent company to one bank subsidiary, The Peoples Bank of Kent County, Maryland (the “Bank”). The Bank is a Maryland-chartered commercial bank that commenced operations in 1910. The Company and the Bank are sometimes collectively referred to in this report as “we”, “us”, “our”, or “registrant”.

Location and Service Area

The Bank offers a variety of services to consumer and commercial customers through five branches located throughout Kent County. The Bank draws most of its customer deposits and conducts most of its lending transactions from within its primary service area, which encompasses all of Kent County, northern Queen Anne’s County, and southern Cecil County, Maryland.

The principal components making up the economy for the Bank’s service area is agriculture and light industry. Kent County is also growing as a tourist and retirement area. The tourist business is centered primarily in Chestertown and Rock Hall. There is a large retirement community, Heron Point, located in Chestertown. The seafood business, once prominent, is in decline. There are three health-care facilities located in Chestertown. Agriculture and agricultural-related businesses are the largest overall employers in the service area. There are several light industry companies in Kent County.

Banking Products and Services

The Bank offers a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to the Bank’s principal market area at rates competitive to those offered in the area. In addition, the Bank offers certain retirement account services, such as Individual Retirements Accounts. All deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). The Bank solicits these accounts from individuals, businesses, associations and organizations, and governmental authorities.

The Bank also offers a full range of short- to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. The Bank also originates mortgage loans and real estate construction and acquisition loans.

Other Bank services include cash management services, safe deposit boxes, travelers checks, internet banking, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a regional network of automated teller machines that may be used by Bank customers throughout Maryland and other regions. The Bank also offers credit card services through a correspondent bank and non-deposit investment products, such as insurance and securities products, through broker-dealer relationships.

Investment Activities

The Bank maintains a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 9.93% of the Bank’s total assets and is invested primarily in U.S. government agency and, mortgage-backed securities.

A key objective of the investment portfolio is to provide a balance in the Bank’s asset mix of loans and investments consistent with its liability structure, and to assist in management of interest rate risk. The investments augment the Bank’s capital position, providing the necessary liquidity to meet fluctuations in credit demand of the community and fluctuations in deposit levels. In addition, the portfolio provides collateral for pledging against public funds and repurchase agreements and a reasonable allowance for control of tax liabilities. Finally, the investment portfolio is designed to provide income for the Bank. In view of the above objectives, management treats the portfolio conservatively and generally only purchases securities that meet conservative investment criteria.

Seasonality

Management does not believe that our business activities are seasonal in nature. Deposits may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

Employees

At March 1, 2004, we employed 68 persons, of which 58 were employed on a full-time basis.

COMPETITION

The banking business, in all of its phases, is highly competitive. Within our market area, we compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, with consumer finance companies for loans, with money market mutual funds and other investment vehicles for deposits, and with other financial institutions for various types of financial products and services. There is also competition for commercial and retail banking business from banks and financial institutions located outside of our market area. Many of these financial institutions offer services, such as trust services, that the Bank does not offer and have greater financial resources or have substantially higher lending limits than the Bank.

The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services.

To compete with other financial services providers, we rely principally upon local promotional activities, personal relationships established by officers, directors and employees with its customers and specialized services tailored to meet its customers’ needs. In those instances in which we are unable to accommodate a customer’s needs, we will arrange for those services to be provided by other financial services providers with which we have a relationship. We offer many personalized services and attract customers by being responsive and sensitive to the needs of the community. We rely not only on the goodwill and referrals of satisfied customers, as well as traditional media advertising to attract new customers, but also on individuals who develop new relationships to build our customer base. To enhance our image in the community, we support and participate in many local events. Our employees, officers and directors represent us on many boards and local civic and charitable organizations.

Current state and federal banking laws facilitate interstate branching and merger activity among banks. Since September 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, on and after June 1, 1997, certain banks are permitted to merge with banks organized under the laws of different states. As a result, interstate banking is now an accepted element of competition in the banking industry and we may be brought into competition with institutions with which we do not presently compete.

SUPERVISION AND REGULATION

The following is a summary of the material regulations and policies applicable to the Company and the Bank and is not intended to be a comprehensive discussion. Changes in applicable laws and regulations may have a material effect on our business and operations.

Federal Bank Holding Company Regulation

The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.

With certain limited exceptions, the Company is required to obtain prior approval from the FRB before acquiring direct or indirect ownership or control of more than 5% of any voting securities or substantially all of the assets of a bank or bank holding company, or before merging or consolidating with another bank holding company. In acting on applications for such approval, the FRB must consider various statutory factors, including the effect of the proposed transaction on competition in the relevant geographical and product markets, each party’s financial condition and management resources, and each party’s record of performance under the Community Reinvestment Act (“CRA”). Additionally, with certain exceptions, any person proposing to acquire control through direct or indirect ownership of 25% or more of any voting securities of the Company is required to give prior written notice of the acquisition to the FRB and also to provide the public with prior notice. The FRB may prohibit any of these transactions.

Generally, a bank holding company may not engage in any activities other than banking, managing or controlling its bank and other authorized subsidiaries, and providing services to these subsidiaries. With prior approval of the FRB, the Company may acquire more than 5% of the assets or outstanding shares of a company engaging in nonbank activities determined by the FRB to be closely related to the business of banking or of managing or controlling banks. Under current FRB regulations, such permissible nonbank activities include, but are not limited to, mortgage banking, equipment leasing, securities brokerage and consumer and commercial finance company operations.

Subsidiary banks of a bank holding company are subject to certain quantitative and qualitative restrictions on extensions of credit to the bank holding company and its subsidiaries, investments in their securities, and the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Company’s ability to obtain funds from the Bank for its cash needs, including funds for the payment of dividends, interest and operating expenses.

Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital injections into a troubled subsidiary bank. The FRB may charge a bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A required capital injection may be required even if the holding company does not have the resources to make the injection.

Federal Banking Regulation

The Bank is a Maryland-chartered commercial bank and is regulated and examined by the Commissioner of Financial Regulation of Maryland (the “Maryland Commissioner”), who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year). The Bank’s deposits are insured by the FDIC, and certain laws and regulations administered by the FDIC also govern the Bank’s operations. The Commissioner and the FDIC have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulations or written agreements with the regulator, or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of, or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

The Bank’s lending activities are subject to numerous state and federal laws. The maximum legal rate of interest and the fees and charges that the Bank may charge on a particular loan depend on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. Other laws tie the maximum amount, which may be loaned to any one customer and its related interests to capital levels. Additionally, the Bank is subject to certain restrictions on extensions of credit to its executive officers and directors and principal shareholders of the Company, or any related interests of such persons. These restrictions generally require that such credit extensions be made on substantially the same terms as are available to third parties dealing with the Banks and not involve more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to the Bank’s capital levels.

The CRA requires the FDIC, in connection with the examination of financial institutions within its jurisdictions, to evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate-income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. At its most recent examination, the Bank received a CRA rating of “outstanding”.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The standards adopted by federal regulators under this law include standards for internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Bank meets substantially all applicable standards. FDICIA also imposes capital standards on insured depository institutions, which are described below under the caption “Capital Requirements.”

Before establishing a new branch office, the Bank must meet certain minimum capital stock and surplus requirements. With each new branch located outside the municipal area of the Bank’s principal banking office, these minimal levels are subject to upward adjustment based on the population size of the municipal area in which the branch will be located. Prior to establishment of the branch, the Bank must obtain Maryland Commissioner and FDIC approval. If establishment of the branch involves the purchase of a bank building or furnishings, the total investment in bank buildings and furnishings cannot exceed, with certain exceptions, 50% of the Bank’s unimpaired capital and surplus.

Deposit Insurance

As a FDIC member institution, the Bank’s deposits are generally insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”), which is administered by the FDIC. The FDIC is required to establish semi-annual assessments for BIF-insured depository institutions at a rate determined to be appropriate to maintain or increase the reserve ratio of the BIF at or above 1.25% of estimated insured deposits or at such higher percentage as the FDIC determines to be justified for that year by circumstances raising significant risk of substantial future losses to the fund. Assessments are made on a risk-based premium system with nine risk classifications based on certain capital and supervisory measures. Financial institutions with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than financial institutions with lower levels of capital or involving a higher degree of supervisory concern. The Bank paid $21,374 in semi-annual assessments in 2004.

Capital Requirements

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, federal banking regulators are required to rate supervised institutions on the basis of five capital categories: “well -capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized;” and to take certain mandatory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories. The severity of the actions will depend upon the category in which the institution is placed. A depository institution is “well capitalized” if it has a total risk based capital ratio of 10% or greater, a Tier 1 risk based capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution is defined as one that has a total risk based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with a composite CAMEL rating of 1). Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain intangibles.

FDICIA generally prohibits a depository institution from making any capital distribution, including the payment of cash dividends, or paying a management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee (subject to certain limitations) that the institution will comply with such capital restoration plan.

Significantly undercapitalized depository institutions may be subject to a number of other requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets and stop accepting deposits from correspondent banks. Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator, generally within 90 days of the date such institution is determined to be critically undercapitalized.

As of December 31, 2004, the Company and the Bank were deemed to be “well capitalized”. For more information regarding the capital condition of the Company and the Bank, see Item 6 of Part II of this report under “Management’s Discussion and Analysis or Plan of Operation—Capital”.

Limitations on Dividends

Holders of shares of the Company’s common stock are entitled to dividends if, when, and as declared by the Company’s Board of Directors out of funds legally available for that purpose. The Company’s current ability to pay dividends to shareholders is largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized”. A Maryland state-chartered bank may pay dividends only out of undivided profits or, with the prior approval of the Maryland Commissioner, from surplus in excess of 100% of required capital stock. If however, the surplus of a Maryland bank is less than 100% of its required capital stock, then cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. Because of these limitations, there can be no assurance that the Company will declare dividends in any fiscal quarter.

Governmental Monetary and Credit Policies and Economic Controls

The earnings and growth of the banking industry, and ultimately of the Company and the Bank, are affected by the monetary and credit policies of governmental authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Government securities, changes in the federal funds rate, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the FRB, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their impact on our business and earnings.

Financial Services Modernization

Effective in pertinent part on March 11, 2000, the federal Gramm-Leach-Bliley Act (“GLBA”) revised the federal Bank Holding Company Act of 1956 and repealed the affiliation provisions of the federal Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls a FDIC insured financial institution. Under GLBA, a bank holding company may elect, subject to certain qualifications, to become a “financial holding company.” A financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, real estate development, and, with certain exceptions, merchant banking activities, and provides for expedited notice procedures. GLBA also permits certain qualified national banks to form “financial subsidiaries”, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential financial activities of subsidiaries of state banks, subject to applicable state law. Maryland law generally permits Maryland state-chartered banks, including the Bank, to engage in the same activities, directly or through an affiliate, as national banks.

GLBA may have the result of increasing the competition that we face from larger banks and other financial institutions. Moreover, although it may do so in the future, the Company has not elected to become a financial holding company, so its activities may be more limited than those of institutions with which we compete that are financial holding companies. It is not possible to predict the full effect that GLBA will have on us.

USA PATRIOT Act

Congress adopted the USA PATRIOT Act (the “Patriot Act”) on October 26, 2001 in response to the terrorist attacks that occurred on September 11, 2001. Under the Patriot Act, certain financial institutions, including banks, are required to maintain and prepare additional records and reports that are designed to assist the government’s efforts to combat terrorism. The Patriot Act includes sweeping anti-money laundering and financial transparency laws and required additional regulations, including, among other things, standards for verifying client identification when opening an account and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Federal Securities Laws

The shares of the Company’s common stock are registered with the Securities and Exchange Commission (the “SEC”) under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to information reporting, proxy solicitation, insider trading restrictions and other requirements of the Exchange Act. The federal Sarbanes-Oxley Act of 2002 and the new regulations adopted in furtherance thereof made several changes to the Exchange Act to which the Company is subject. These changes impose additional requirements and restrictions on the Company, including, among other things, restrictions on loans to and other transactions with insiders, additional disclosure requirements in the reports and other documents that the Company files with the SEC, new director independence requirements, certain Board of Director committee requirements, and other corporate governance requirements.

Future Legislation

Periodically, the federal and state legislatures consider bills with respect to the regulation of financial institutions. Some of these proposals could significantly change the regulation of banks and the financial services industry. We cannot predict whether such proposals will be adopted or the impact on our business, earnings or operations of such future legislation.

Item 2. Properties.

Other than for banking purposes, we do not invest in real estate. We own and operate branches at the following locations:

Location	Type of Office	Square Footage
100 Spring Avenue in Chestertown, Maryland 21620	Main Office	16,000
600 Washington Avenue, Chestertown, Maryland 21620	Branch	3,500
166 North Main Street, Galena, Maryland 21635	Branch	2,000
21337 Rock Hall Avenue, Rock Hall, Maryland 21661	Branch	2,000
31905 River Road, Millington, Maryland 21651	Branch	2,584

We also own properties located off of Route 213 in Church Hill, Maryland and off of Route 544 in Chestertown, Maryland. We are currently constructing a new branch office at the Church Hill location, the completion of which is expected in late 2005 or early 2006. The Route 544 property is being held for possible future expansion purposes.

Item 3. Legal Proceedings

We are not a party to, nor is any of our properties the subject of, any material pending legal proceedings other than routine litigation arising in the ordinary course of business. In the opinion of management, no such proceeding will have a material adverse effect on the our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.
PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small  Business Issuer Purchases of Equity Securities.

As of March 1, 2005, the Company had 612 shareholders of record. There is no established trading market for the shares of common stock of the Company, and transactions are infrequent and privately negotiated by the buyer and seller in each case. Management does not believe that any market will develop in the near future, and any market that does develop may be inhibited due to the fact that insiders hold a large portion of the issued and outstanding shares of common stock. Based on information provided to the Company by its transfer agent, the high and low sales prices for the shares of the Company’s common stock for each quarterly period of 2003 and 2004 are set forth below. There may have been sales during these periods of which the Company is not aware.

	2004			2003
	Price Range		Dividends	Price Range		Dividends
	High	Low		High	Low
First Quarter	$45.00	$40.00	$0.34	$40.00	$40.00	$0.32
Second Quarter	51.02	40.00	0.34	40.00	40.00	0.32
Third Quarter	45.00	45.00	0.35	40.00	40.00	0.33
Fourth Quarter	45.00	39.00	0.35	40.00	40.00	0.33

In 2004 and 2003, the Company paid cash dividends to shareholders totaling $1,095,736.56 and $1,035,282.48, respectively. Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal and Maryland law and is generally dependent on the ability of the Bank to declare and pay dividends to the Company. For more information regarding these limitations, see Item 1 of Part I of this report under “SUPERVISION AND REGULATION—Limitations on Dividends”. There can be no assurance that dividends will be declared in any fiscal quarter.

The transfer agent for the shares of common stock of the Company is:

Peoples Bank of Kent County, Maryland
100 Spring Ave
Chestertown, MD 21620
410-778-3500

The following table provides information about the Company’s purchases of shares of its common stock during the fourth quarter of 2004.

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 2004	--	--	--	70,835
November 2004	5,000	$45.00	--	65,835
December 2004	--	--	--	65,835
Total	5,000	$45.00	--	65,835

Note:

1. All shares were purchased in a private sale on November 12, 2004 at $45.00 per share pursuant to the Company’s stock repurchase plan, which was approved by the Board of Directors on January 22, 2003. This repurchase plan authorizes the Company to repurchase up to 5% per year of the outstanding shares of its common stock for three years.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s consolidated financial condition and results of operations should be read in conjunction with the Company’s financial statements and related notes and other statistical information included elsewhere in this report.

Overview

The Company recorded a 27.82% increase in net income for 2004 over 2003. Basic net income per share for 2004 was $3.64, compared to $2.84 for 2003, which represents an increase of 28.17%.

Return on average assets was 1.54% for 2004, compared to 1.34% for 2003. Return on average stockholders’ equity for 2004 was 13.98%, compared to 11.56% for 2003. Average assets increased 11.18% totaling $187,417,577, average loans increased 19.36% totaling $151,982,588, average deposits increased 8.27% totaling $152,330,146, and average stockholders’ equity increased 5.64% totaling $20,661,437 for the year ended December 31, 2004 when compared to 2003.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which it operates. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The most significant accounting policies followed by the Company are presented in Note 1 of the Notes to Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 of the Notes to Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the “FINANCIAL CONDITION—Liquidity and Interest Rate Sensitivity” section of this financial review.

RESULTS OF OPERATIONS

The Company reported net income of $2,889,287, or $3.64 per share, for the year ended December 31, 2004, which was an increase of $628,915 or 27.82%, over the net income of $2,260,372, or $2.84 per share, for the year ended December 31, 2003.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the Company’s funding sources. The table “Average Balances, Interest, and Yield” which follows shows the Company’s average volume of interest-earning assets and interest-bearing liabilities for 2004 and 2003, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table “Analysis of Changes in Net Interest Income” shows the amount of net interest income change from rate changes and from activity changes.

For the year ended December 31, 2004, net interest income increased $1,079,427, or 15.56%, to $8,017,303, from $6,937,876 for the year ended December 31, 2003. The increase in net interest income was the result of a decrease in interest expense of $275,158 combined with an increase of $804,269 in interest revenue. Net interest income increased primarily because the balance of interest-earning assets grew faster than the balance of deposits and borrowed funds. The yield on interest-earning assets decreased to 5.93% in 2004, from 6.12% in 2003 on a fully taxable equivalent basis, while the combined effective rate on deposits and borrowed funds decreased to 1.82% from 2.23% for the same period.

The key performance measure for net interest income is the “net margin on interest-bearing assets,” or net interest income divided by average interest-earning assets. The Company’s net interest margin for 2004 on a fully taxable equivalent basis was 4.52% compared to 4.38% for 2003. Management of the Company attempts to maintain a net margin on interest-earning assets of 4.50% or higher. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management’s judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management’s expectations cannot be assured.

Average Balances, Interest, and Yield

	For the Year Ended			For the Year Ended
	December 31, 2004			December 31, 2003
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$3,057,225	$36,255	1.19%	$3,705,451	$41,600	1.12%
Interest-bearing deposits	54,076	477	0.88%	21,379	216	1.01%
Investment securities:
U. S. government agency	22,717,070	889,216	3.91%	28,595,830	1,278,464	4.47%
Other	465,718	15,967	3.43%	405,722	17,436	4.30%
Total investment securities	23,182,788	905,183	3.90%	29,001,552	1,295,900	4.47%
Loans:
Demand and time	29,993,615	1,836,365	6.12%	25,743,880	1,544,467	6.00%
Mortgage	118,330,664	7,412,706	6.26%	98,504,453	6,570,415	6.67%
Installment	4,875,125	388,914	7.98%	4,285,820	343,726	8.02%
Total loans	153,199,404	9,637,985	6.29%	128,534,153	8,458,608	6.58%
Allowance for loan losses	1,216,816			1,201,178
Total loans, net of allowance	151,982,588	9,637,985	6.34%	127,332,975	8,458,608	6.64%
Total interest-earning assets	178,276,677	10,579,900	5.93%	160,061,357	9,796,324	6.12%
Non-interest-bearing cash	3,824,663			3,594,543
Premises and equipment	3,770,704			3,349,263
Other assets	1,545,533			1,569,883
Total assets	$187,417,577			$168,575,046
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$42,867,658	$153,793	0.36%	$38,733,833	$248,700	0.64%
Money market and supernow	17,721,174	97,054	0.55%	14,309,314	101,283	0.71%
Other time deposits	64,291,343	2,113,281	3.29%	64,835,213	2,354,874	3.63%
Total interest-bearing deposits	124,880,175	2,364,128	1.89%	117,878,360	2,704,857	2.29%
Borrowed funds	13,585,811	153,336	1.13%	7,224,042	87,765	1.21%
Total interest-bearing liabilities	138,465,986	2,517,464	1.82%	125,102,402	2,792,622	2.23%
Noninterest-bearing deposits	27,449,971			22,820,952
	165,915,957			147,923,354
Other liabilities	840,183			1,092,776
Stockholders’ equity	20,661,437			19,558,916
Total liabilities and stockholders equity	$187,417,577			$168,575,046
Net interest spread			4.11%			3.89%
Net interest income		$8,062,436			$7,003,702
Net margin on interest-earning assets			4.52%			4.38%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Analysis of Changes in Net Interest Income

	Year ended December 31,			Year ended December 31,
	2004 compared with 2003			2003 compared with 2002
	variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume
Earning assets
Federal funds sold	$(5,345)	$1,915	$(7,260)	$(7,867)	$(17,416)	$9,549
Interest-bearing deposits	261	(69)	330	(1,053)	(130)	(923)
Investment securities:
U. S. government agency	(389,248)	(126,467)	(262,781)	(509,854)	(231,626)	(278,228)
Other	(1,469)	(4,049)	2,580	(5,592)	(6,776)	1,184
Loans:
Demand and time	291,898	36,914	254,984	74,839	(223,972)	298,811
Mortgage	842,291	(480,117)	1,322,408	68,308	(571,326)	639,634
Installment	45,188	(2,074)	47,262	2,578	(29,144)	31,722
Total interest revenue	783,576	(573,947)	1,357,523	(378,641)	(1,080,390)	701,749

Interest-bearing liabilities
Savings and NOW deposits	(94,907)	(121,449)	26,542	(79,251)	(120,075)	40,824
Money market and supernow	(4,229)	(28,379)	24,150	(46,261)	(58,668)	12,407
Other time deposits	(241,593)	(221,839)	(19,754)	(195,627)	(350,110)	154,483
Other borrowed funds	65,571	(11,718)	77,289	(54,180)	(5,057)	(49,123)
Total interest expense	(275,158)	(383,385)	108,227	(375,319)	(533,910)	158,591

Net interest income	$1,058,734	$(190,562)	$1,249,296	$(3,322)	$(546,480)	$543,158

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

The variance that is both rate/volume related is reported with the rate variance.

Noninterest Income

Noninterest income for the twelve months ended December 31, 2004 was $938,107, compared to $858,698 for the same period in 2003, which represents an increase of $79,409 or 9.25%. The increase resulted primarily from increases in service charge income and overdraft checking fees during 2004 when compared to 2003, which were the direct result of the increase in volume of deposit accounts that the Company experienced during 2004. A significant portion of the service charges were debit card fees, which increased $99,779, or 17.15%, for the twelve months ended December 31, 2004. These cards are gaining increased acceptance by the Bank’s customer base.

The following table presents the principal components of noninterest income for the years ended December 31, 2004 and 2003, respectively.

Noninterest Income
	2004	2003
Service charges on deposit accounts	$727,750	$660,349
Other noninterest revenue	210,357	198,349
Total noninterest income	$938,107	$858,698

Noninterest income as a percentage of average total assets	0.50%	0.51%

Noninterest Expense

Noninterest expense for the twelve-month period ended December 31, 2004 increased by $131,189, or 3.19%, to $4,246,479 from $4,115,290 for the same period of 2003. The largest component of this increase was the 2.20% increase in compensation and related expenses from $2,574,641 in 2003 to $2,631,220 in 2004. Data processing expenses increased $56,926 during 2004 to $496,014 from $440,088 in 2003, due to increased fees charged by our third party data processor. Professional fees increased by $18,484 as the result of hiring an outside regulatory compliance firm.

The following table presents the principal components of noninterest expense for the years ended December 31, 2004 and 2004, respectively.

Noninterest Expense
	2004	2003
Compensation and related expenses	$2,631,220	$2,574,641
Occupancy expense	220,885	211,234
Furniture and equipment expense	188,778	200,517
Data processing and correspondent bank costs	496,014	440,088
Director fees	121,225	117,564
Postage	65,021	63,944
Office supplies	53,286	63,509
Professional fees	69,344	50,860
Printing and stationery	44,767	46,494
Public relations and contributions	52,613	56,968
Telephone	29,525	30,206
Regulatory assessments	35,877	35,416
Loan products	27,149	20,994
Advertising	36,915	33,830
Insurance	28,820	26,035
Other	145,040	142,990
Total noninterest expense	$4,246,479	$4,115,290

Noninterest expense as a percentage of average total assets	2.27%	2.44%

The Company’s effective income tax rate was 37.8% in 2004 and 37.1% in 2003.

Results for the Fourth Quarter of 2004

Net income for the three months ended December 31, 2004 was $843,000, compared to $600,000 for the corresponding period in 2003. Earnings per share for the fourth quarters of 2004 and 2003 were $1.06 and $.76, respectively. Increases in net interest income and noninterest income for the three months ended December 31, 2004, compared to the corresponding period in 2003, were offset by increased income taxes and increased noninterest expenses.

After provisions for loan losses, the net interest income increase of $400,000, from $1,788,000 for the three months ended December 31, 2003 to $2,188,000 for the three months ended December 31, 2004, was due primarily to the faster repricing of loans than the repricing of deposits. Interest revenue increased $376,000 while interest expense decreased $24,000 during the fourth quarter of 2004 compared to the fourth quarter of 2003.

Comparing the fourth quarter of 2004 to the same period of 2003, noninterest income increased $5,000 from $209,000 to $214,000. This increase was due primarily to the increase in service charges as a result of an increased volume of deposits.

Total noninterest expense increased $6,000 to $1,042,000 for the quarter ended Decermber 31, 2004, from $1,036,000 for the corresponding quarter of 2003. This increase is primarily the result of an increase of $37,000 in salaries and employee benefits from $647,000 for the fourth quarter of 2003 to $684,000 for the corresponding quarter of 2004. Data processing expenses increased $20,000 from $112,000 in 2003 to $132,000 in 2004 and Audit fees were up $5,000. These increases were offset by decreases in occupancy combined with furniture and fixture expenses of $32,000 from $82,000 in 2003 to $50,000 in 2004. Expenses for office supplies decreased $9,000 and other expenses decreased $8,000 for the same period of time.

FINANCIAL CONDITION

Assets

Total assets increased 12.50% to $202,945,705 at December 31, 2004 when compared to assets at December 31, 2003. Average total assets were $187,417,577, an increase of 11.18% in 2004. The loan portfolio represents 85.25% of average earning assets and is the primary source of income for the Company.

        Funding for loans is provided primarily by core deposits and short-term borrowings. Total deposits increased 8.13% to $159,762,826 at December 31, 2004, compared to a 6.93% increase for 2003.

Composition of Loan Portfolio

Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $151,982,588 and $127,332,975 during 2004 and 2003, respectively, which constituted 85.25% and 79.55% of average interest-earning assets for the respective periods. At December 31, 2004, the Company’s loan to deposit ratio was 106.78% compared to 93.26% at December 31, 2003, while the 2004 average loans to average deposits was 99.77%. The securities sold under agreements to repurchase function like deposits with the securities providing collateral in place of the FDIC insurance. The Company’s ratio of loans to deposits plus repurchase agreements was 91.60% as of December 21, 2004 compared to 86.08% as of December 31, 2003. The Company extends loans primarily to customers located in and near Kent, Queen Anne’s and Cecil Counties, Maryland. There are no industry concentrations in the Company’s loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and the real estate market in the region will influence its performance.

The following table sets forth the composition of the Company’s loan portfolio as of December 31, 2004 and 2003, respectively.

Composition of Loan Portfolio

	December 31,
	2004		2003
		Percent		Percent
	Amount	of total	Amount	of total
Commercial	$29,907,330	17.41%	$24,491,326	17.62%
Real estate - residential	51,490,957	29.97%	44,920,067	32.31%
Real estate - commercial	68,912,371	40.11%	55,686,064	40.05%
Construction	13,939,344	8.11%	6,953,199	5.00%
Consumer	7,542,081	4.40%	6,978,148	5.02%
Total loans	171,792,083	100.00%	139,028,804	100.00%
Deferred fees, net of deferred costs	4,901		(12,241)
Allowance for loan losses	(1,204,274)		(1,216,881)
Net loans	$170,592,710		$137,799,682

The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company’s loan portfolio as of December 31, 2004.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2004
	One year	Over one	Over five
	or less	through five years	years	Total
Commercial	$29,192,995	$667,779	$46,556	$29,907,330
Real estate - residential	14,426,713	37,064,244	0	51,490,957
Real estate - commercial	26,177,275	42,540,853	194,243	68,912,371
Construction	13,939,344	0	0	13,939,344
Consumer	4,540,816	2,990,016	11,249	7,542,081
Total	$88,277,143	$83,262,892	$252,048	$171,792,083

Fixed interest rate	$47,894,600	$78,027,607	$205,492	$126,127,699
Variable interest rate	40,382,543	5,235,285	46,556	45,664,384
Total	$88,277,143	$83,262,892	$252,048	$171,792,083

As of December 31, 2004, $45,664,384, or 26.58%, of the total loans were either variable rate loans or loans written on demand.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financing needs of its customers, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. The Company’s exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The Company generally requires collateral or other security to support the financial instruments with credit risk. The amount of collateral or other security is determined based on management’s credit evaluation of the counterparty. The Company evaluates each customer’s creditworthiness on a case-by-case basis.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

At December 31, 2004 and 2003, the Company had the following outstanding commitments, lines of credit, and letters of credit.

	2004	2003
Check loan lines of credit	$745,098	$693,553
Mortgage lines of credit	14,113,824	11,301,468
Commercial lines of credit	12,880,970	8,298,066
Construction loan commitments	7,013,817	5,626,555
Standby letters of credit	2,056,715	2,199,496
Total	$36,810,424	$28,119,138

Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Loan Quality

The allowance for loan losses represents a reserve for probable losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management’s judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance appropriate and adequate to cover probable losses in the loan portfolio; however, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

For significant problem loans, management’s review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions.

The table “Allocation of Allowance for Loan Losses” which follows shows the specific allowance applied by loan type and also the general allowance included in the December 31, 2004 and 2003, allowance for loan losses.

Allocation of Allowance for Loan Losses
	2003		2003
Commercial	$171,504	14.24%	$156,707	12.88%
Real estate	405,326	33.66%	300,086	24.66%
Consumer	113,588	9.43%	184,397	15.15%
Unallocated	513,856	42.67%	575,691	47.31%
Total	$1,204,274	100.00%	$1,216,881	100.00%

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan losses was $61,500 in 2004, a decrease of $26,400 from the $87,900 provision in 2003. The decreased provision is primarily the result of bank management tightening its reserve allocation through 2004 due to historically low loan losses. As of December 31, 2004 and 2003, the allowance for loan losses compared to gross loans was 0.70% and 0.88%, respectively.

Allowance for Loan Losses

	2004	2003
Balance at beginning of year	$1,216,881	$1,159,910
Loan losses:
Commercial	61,145	9,812
Mortgages	0	0
Consumer	22,806	26,934
Total loan losses	83,951	36,746
Recoveries on loans previously charged off
Commercial	7,500	90
Mortgages	0	0
Consumer	2,344	5,727
Total loan recoveries	9,844	5,817
Net loan losses	74,107	30,929
Provision for loan losses charged to expense	61,500	87,900
Balance at end of year	$1,204,274	$1,216,881
Allowance for loan losses to loans outstanding
at end of year	0.70%	0.88%

Net charge-offs to average loans	0.05%	0.02%

As a result of management’s ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower’s financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received. A delinquent loan is generally placed in nonaccrual status when it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that had been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

The Company had nonperforming loans of $218,092 and $287,916 at December 31, 2004 and 2003, respectively. Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. Nonperforming asset totals at December 31, 2004 and 2003 were the same as nonperforming loan totals. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 2004 and 2003.

Liquidity and Interest Rate Sensitivity

Liquidity describes the Company’s ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. The funds invested in federal funds sold also provide liquidity, as do lines of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The total lines of credit available from correspondent banks at December 31, 2004, were $17,400,000. Additionally, the Company has a partially funded line of credit from the Federal Home Loan Bank of Atlanta. This line is secured by the Bank’s residential mortgage loans

Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 19.77% of average deposits for 2004, compared to 25.82% for 2003.

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity pricing. The Company’s principal market risk is interest rate risk that arises from its lending, investing and deposit taking activities. The Company’s profitability is dependent on the Bank’s net interest income. Interest rate risk can significantly affect net interest income to the degree that interest-bearing liabilities mature or reprice at different intervals than interest-earning assets. The degree to which these different assets mature or reprice is known as interest rate sensitivity.

The primary objective of asset/liability management is to ensure the steady growth of net interest income. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Interest rate sensitivity may be controlled on either side of the balance sheet. On the asset side, management can exercise some control on maturities. Also, loans may be structured with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. The Company’s investment portfolio, including federal funds sold, provides the most flexible and fastest control over rate sensitivity since it can generally be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired. Competitive factors sometimes make control over deposits more difficult and less effective.

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

Several aspects of the asset mix of the balance sheet are continually evaluated: yield; credit quality; appropriate funding sources; and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

The interest rate sensitivity position at December 31, 2004, is presented in the table “Interest Sensitivity Analysis.” The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. The Company was asset-sensitive for the first twelve-month time horizon and asset-sensitive thereafter. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Since all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis

	December 31, 2004
	Within	After three	After one
	three	but within	but within	After
	months	twelve months	Five years	five years	Total
Assets
Earning assets
Interest-bearing deposits	$43,567	$0	$0	$0	$43,567
Federal funds sold	1,947,273	0	0	0	1,947,273
Investment securities
available for sale	503,513	11,058,612	2,576,656	0	14,138,781
Held to maturity	14,419	1,000,459	4,996,434	0	6,011,312
Other	0	0	0	864,800	864,800
Loans	65,615,166	22,661,977	83,262,892	252,048	171,792,083
Total earning assets	$68,123,938	$34,721,048	$90,835,982	$1,116,848	$194,797,816
Liabilities
Interest-bearing liabilities
Money market and Supernow	$21,248,016	$0	$0	$0	$21,248,016
Savings and NOW deposits	45,010,613	0	0	0	45,010,613
Certificates $100,000 and over	1,719,971	1,994,500	14,824,458	0	18,538,929
Certificates under $100,000	4,196,797	8,113,965	34,006,468	51,092	46,368,322
Securities sold under agreements
to repurchase	9,085,515	0	1,002,892	0	10,088,407
Notes payable	7,200,000	0	4,000,000	0	11,200 000
Total interest-bearing liabilities	$88,460,912	$10,108,465	$53,833,818	$51,092	$152,454,287

Period gap	$(20,336,974)	$24,612,583	$37,002,164	$1,065,756	$42,343,529
Cumulative gap	$(20,336,974)	4,275,609	41,277,773	42,343,529	42,343,529
Ratio of cumulative gap to
total earning assets	(10.44)%	2.19%	21.19%	21.74%	21.74%

The table “Investment Securities Maturity Distribution and Yields” shows that as of December 31, 2004, $12,562,584 of the investment portfolio matures in one year or less. A substantial portion of the balance of the debt securities matures within five years.

Investment Securities Maturity Distribution and Yields

	2004		2003
	Carrying	Year-end	Carrying	Year-end
	Value	Yield	Value	Yield
One year or less	$12,562,584	3.85%	$8,353,384	4.63%
Over one through five years	7,573,090	3.46%	17,564,696	3.83%
Over ten years	14,419	2.69%	17,164	3.59%
Total U.S. government agency	$20,150,093	3.70%	$25,935,244	4.09%

Total securities	$20,150,193	3.70%	$25,935,244	4.09%

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $13,363,584, or 10.68%, to $138,465,986 in 2004, from $125,102,402 in 2003. Average interest-bearing deposits increased $7,001,815, or 5.94%, to $124,880,175 in 2004, from $117,878,360 in 2003, while average demand deposits increased $4,629,019, or 20.28% to $27,449,971 in 2004, from $22,820,952 in 2003. At December 31, 2004, total deposits were $159,762,826, compared to $147,756,678 at December 31, 2003, an increase of 8.13%.

The following table sets forth the deposits of the Company by category as of December 31, 2004 and 2003, respectively.

	December 31,
	2004		2003
		Percent of		Percent of
	Amount	deposits	Amount	deposits
Demand deposit accounts	$28,596,460	17.90%	$25,022,203	16.93%
Savings and NOW accounts	45,010,613	28.17%	41,724,536	28.24%
Money market and Supernow accounts	21,248,016	13.30%	14,961,431	10.13%
Time deposits less than $100,000	46,368,808	29.02%	47,205,814	31.95%
Time deposits of $100,000 or more	18,538,929	11.61%	18,842,694	12.75%
Total deposits	$159,762,826	100.00%	$147,756,678	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company’s loan portfolio and other earning assets. The Company’s core deposits increased $12,309,913 during 2004. Deposits, and particularly core deposits, have been the Company’s primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding in the future. The maturity distribution of the Company’s time deposits over $100,000 at December 31, 2004 is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 or More

December 31, 2004
After six
		After three	through
	Within three	through	twelve	After twelve
Certificates of deposit of	months	six months	Months	Months	Total
$100,000 or more	$1,719,971	$746,454	$1,248,046	$14,824,458	$18,538,929

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

Capital

Under the capital adequacy guidelines of the FRB and the FDIC, the Company and the Bank are required to maintain minimum capital ratios. These requirements are described above in Item 1 or Part I under “Regulation and Supervision—Capital Requirements”. At December 31, 2004 and 2003, the Company and the Bank were considered “well-capitalized”. The following table compares the capital ratios of the Company and the Bank with the regulatory minimums.

Analysis of Capital

		2004		2003
	Required	Consolidated		Consolidated
	Minimums	Company	Bank	Company	Bank
Total risk-based capital ratio	8.0%	13.8%	13.6%	15.5%	15.3%
Tier I risk-based capital ratio	4.0%	13.1%	12.9%	14.6%	14.4%
Tier I leverage ratio	4.0%	10.8%	10.6%	10.9%	10.7%

Accounting Rule Changes

Summarized below are the accounting rule changes impacting financial institutions that were approved during 2004.

FASB Statement No. 151, Inventory Costs - an Amendment of ARB No. 43, Chapter 4, is a result of a broader effort by the FASB working with the International Accounting Standards Board to improve comparability of cross-border financial reporting.

FASB Statement No. 152, Accounting for Real Estate Time-Sharing Transactions, amends FASB Statement No. 66 Accounting for Sales of Real Estate to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position 04-2, Accounting for Real Estate Time Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.

FASB Statement No. 153, Exchanges of Nonmonetary Assets an Amendment of APB Opinion No. 29, eliminates the exception to fair value for exchanges of similar productive assets that was provided in APB Opinion No. 29.

FASB Statement No. 123, Accounting for Stock-Based Compensation (Revised 2004) Share Based Payment, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, The Statement eliminates the alternative to use the Accounting Principles Board Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally result in recognition of no compensation costs. This Statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. In addition, this Statement amends FASB Statement No. 95, Statement of Cash Flows to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. This Statement is effective as of the first interim or annual reporting period that begins after June 15, 2005.

AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, prohibits the carrying over of valuation allowances in loans and securities acquired in a transfer. At transfer, the assets are to be recorded at the total cash flows expected to be collected. The SOP is effective for loans acquired in fiscal years beginning after December 15, 2004.

The accounting policies adopted by management are consistent with accounting principles generally accepted in the United States of America and are consistent with those followed by peer Banks.

Item 7. Financial Statements.

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Peoples Bancorp, Inc. and Subsidiary
Chestertown, Maryland

We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP

Baltimore, Maryland
January 14, 2005

CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and due from banks	$3,965,562	$3,479,325
Federal funds sold	1,947,273	7,509,247
Securities available for sale	14,138,781	22,900,671
Securities held to maturity (fair value of $ 5,954,063
and $3,043,869)	6,011,312	3,034,573
Federal Home Loan Bank stock, at cost	864,800	410,900
Loans, less allowance for loan losses of $ 1,204,274
and $1,216,881	170,592,710	137,799,682
Premises and equipment	3,794,199	3,747,201
Accrued interest receivable	908,069	897,059
Deferred income taxes	38,411	-
Other assets	684,588	617,991
	$202,945,705	$180,396,649

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing checking	$28,596,460	$25,022,203
Savings and NOW	45,010,613	41,724,536
Money market and Super NOW	21,248,016	14,961,431
Other time	64,907,737	66,048,508
	159,762,826	147,756,678
Securities sold under repurchase agreements
and federal funds purchased	10,088,407	8,974,509
Federal Home Loan Bank advances	11,200,000	3,000,000
Accrued interest payable	271,081	312,325
Income taxes payable	75,677	38,121
Deferred income taxes	-	99,081
Other liabilities	340,396	268,354
	181,738,387	160,449,068
Stockholders' equity
Common stock, par value $10 per share; authorized 1,000,000
shares; issued and outstanding 789,012 shares in 2004
and 794,012 shares in 2003	7,890,120	7,940,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	10,309,734	8,691,184
	21,120,720	19,552,170
Accumulated other comprehensive income	86,598	395,411
	21,207,318	19,947,581
	$202,945,705	$180,396,649

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF INCOME
December 31, 2004 and 2003

	2004	2003

Interest revenue
Loans, including fees	$9,632,923	$8,452,807
U.S. government agency securities	849,904	1,219,429
Federal funds sold	36,255	41,599
Other	15,685	16,663
Total interest revenue	10,534,767	9,730,498
Interest expense
Certificates of deposit of $100,000 or more	617,585	653,172
Other deposits	1,746,543	2,051,685
Borrowed funds	153,336	87,765
Total interest expense	2,517,464	2,792,622
Net interest income	8,017,303	6,937,876
Provision for loan losses	61,500	87,900
Net interest income after provision for loan losses	7,955,803	6,849,976
Noninterest revenue
Service charges on deposit accounts	727,750	660,349
Other noninterest revenue	210,357	198,349
Total noninterest revenue	938,107	858,698
Noninterest expense
Salaries	2,051,190	1,922,923
Employee benefits	580,030	651,718
Occupancy	220,885	211,234
Furniture and equipment	188,778	200,517
Other operating	1,205,596	1,128,898
Total noninterest expense	4,246,479	4,115,290

Income before income taxes	4,647,431	3,593,384

Income taxes	1,758,144	1,333,012

Net income	$2,889,287	$2,260,372

Earnings per common share	$3.64	$2.84

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
December 31, 2004 and 2003

Accumulated
		Additional		other
Common stock		paid-in	Retained	comprehensive	Comprehensive
Shares	Par value	capital	earnings	income	income

Balance, December 31, 2002	801,304	$8,013,040	$2,920,866	$7,684,854	$669,749

Net income	-	-	-	2,260,372	-	$2,260,372
Unrealized gain (loss) on investment
securities available for sale net
of income taxes of $173,989	-	-	-	-	(274,338)	(274,338)
Comprehensive income						$1,986,034
Repurchase of stock	(7,292)	(72,920)	-	(218,760)	-
Cash dividend, $1.30 per share	-	-	-	(1,035,282)	-

Balance, December 31, 2003	794,012	7,940,120	2,920,866	8,691,184	395,411

Net income	-	-	-	2,889,287	-	$2,889,287
Unrealized gain (loss) on investment
securities available for sale net
of income taxes of $194,303	-	-	-	-	(308,813)	(308,813)
Comprehensive income						$2,580,474
Repurchase of stock	(5,000)	(50,000)	-	(175,000)	-
Cash dividend, $1.38 per share	-	-	-	(1,095,737)	-

Balance, December 31, 2004	789,012	$7,890,120	$2,920,866	$10,309,734	$86,598

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2004 and 2003

	2004	2003

Cash flows from operating activities
Interest received	$10,519,265	$9,835,970
Fees and commissions received	938,107	833,019
Interest paid	(2,558,708)	(2,837,773)
Cash paid to suppliers and employees	(4,061,993)	(3,909,839)
Income taxes paid	(1,663,531)	(1,227,249)
	3,173,140	2,694,128
Cash flows from investing activities
Proceeds from maturities and calls of investment securities
Held to maturity	2,709	2,000,000
Available for sale	8,250,000	10,005,980
Purchase of investment securities
Held to maturity	(2,983,570)	(3,017,860)
Available for sale	-	-
Purchase of Federal Home Loan Bank stock	(653,100)	(25,200)
Proceeds from redemption of Federal Home Loan Bank stock	199,200	-
Loans made, net of principal collected	(32,837,386)	(18,305,429)
Purchase of premises, equipment, and software	(231,049)	(536,051)
Proceeds from sale of equipment	5,010	-
	(28,248,186)	(9,878,560)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(1,140,771)	2,296,985
Other deposits	13,146,919	7,279,827
Securities sold under repurchase agreements and
federal funds purchased	1,113,898	3,247,195
Advances under (repayments of) Federal Home Loan Bank advances	8,200,000	(2,000,000)
Dividends paid	(1,095,737)	(1,035,282)
Repurchase of stock	(225,000)	(291,680)
	19,999,309	9,497,045

Net increase (decrease) in cash and cash equivalents	(5,075,737)	2,312,613

Cash and cash equivalents at beginning of year	10,988,572	8,675,959

Cash and cash equivalents at end of year	$5,912,835	$10,988,572

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. Summary of Significant Accounting Policies

The accounting and reporting policies reflected in the accompanying financial statements conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Peoples Bancorp, Inc. (the “Company”) is a one-bank holding company. Its wholly-owned subsidiary, Peoples Bank of Kent County, Maryland, (the “Bank”) is a financial institution operating primarily in Kent and Queen Anne’s Counties, Maryland. The Bank offers deposit services and loans to individuals, small businesses, associations, and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders, and travelers cheques. The Bank also offers credit card services and discount brokerage services through a correspondent.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and the Bank. Intercompany balances and transactions have been eliminated.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment securities

As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity, or over the expected life in the case of mortgage-backed securities. Securities which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses included in stockholders’ equity on an after tax basis.

Gains and losses on the sale of securities are determined using the specific identification method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Per share data

Earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding were 793,343 and 795,860 for 2004 and 2003, respectively. There are no dilutive shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Cash and Due From Banks

The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $5,326,371 for 2004 and $5,816,491 for 2003.

Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

3. Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	cost	gains	losses	value
Available for sale
U.S. government agency	$13,997,627	$146,429	$5,275	$14,138,781

Held to maturity
U.S. government agency	$5,996,893	$-	$57,372	$5,939,521
Mortgage-backed securities	14,419	123	-	14,542
	$6,011,312	$123	$57,372	$5,954,063

December 31, 2003
Available for sale
U.S. government agency	$22,256,155	$644,516	$-	$22,900,671

Held to maturity
U.S. government agency	$3,017,409	$9,201	$-	$3,026,610
Mortgage-backed securities	17,164	95	-	17,259
	$3,034,573	$9,296	$-	$3,043,869

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investment Securities (Continued)

Contractual maturities and the amount of pledged securities are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

December 31, 2004	cost	value	cost	value
Maturing
Within one year	$11,478,014	$11,562,125	$1,000,459	$992,400
Over one to five years	2,519,613	2,576,656	4,996,434	4,947,121
Mortgage-backed	-	-	14,419	14,542
	$13,997,627	$14,138,781	$6,011,312	$5,954,063

Pledged securities	$6,704,998	$6,779,915	$1,725,188	$1,711,481

December 31, 2003
Maturing
Within one year	$8,255,144	$8,353,384	$-	$-
Over one to five years	14,001,011	14,547,287	3,017,409	3,026,610
Mortgage-backed	-	-	17,164	17,259
	$22,256,155	$22,900,671	$3,034,573	$3,043,869

Pledged securities	$10,259,738	$10,578,092	$-	$-

Investments are pledged to secure the deposits of federal and local governments and as collateral on repurchase agreements.

As of December 31, 2004, there are eight securities, with a fair value of $7,931,873, that have unrealized losses totaling $62,647. They have all been in the unrealized loss position for less than 12 months.

All unrealized losses on securities as of December 31, 2004 are considered to be temporary losses. Each security will be redeemed at face value at, or prior to, maturity. The Bank has the intent and ability to hold the securities to maturity. In most cases, the temporary impairment in value is caused by market interest rate fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Loans and Allowance for Loan Losses

Major classifications of loans as of December 31, are as follows:

Commercial	$29,907,330	$24,491,326
Real estate
Residential	51,490,957	44,920,067
Commercial	68,912,371	55,686,064
Construction	13,939,344	6,953,199
Consumer	7,542,081	6,978,148
	171,792,083	139,028,804
Deferred fees, net of deferred costs	4,901	(12,241)
Allowance for loan losses	(1,204,274)	(1,216,881)
	$170,592,710	$137,799,682

Final maturities of the loan portfolio are as follows:

Within ninety days	$65,627,257	$49,904,055
Over ninety days to one year	22,649,886	16,469,610
Over one year to five years	83,262,892	72,304,355
Over five years	252,048	350,784
	$171,792,083	$139,028,804

Transactions in the allowance for loan losses were as follows:

Beginning balance	$1,216,881	$1,159,910
Provision charged to operations	61,500	87,900
Recoveries	9,844	5,817
	1,288,225	1,253,627
Loans charged off	83,951	36,746
Ending balance	$1,204,274	$1,216,881

Management has identified no significant impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Loans and Allowance for Loan Losses (Continued)

Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at December 31, are as follows:

	2004	2003
Loan balances	$12,092	$98,419
Interest not accrued	251	1,957

Amounts past due 90 days or more at December 31, including nonaccrual loans, are as follows:

Demand and time	$-	$84,645
Mortgage	185,845	183,344
Installment	32,247	19,927
	$218,092	$287,916

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, are as follows:

Check loan lines of credit	$745,098	$693,553
Mortgage lines of credit	14,113,824	11,301,468
Other lines of credit	12,880,970	8,298,066
Undisbursed construction loan commitments	7,013,817	5,626,555
	$34,753,709	$25,919,642

Standby letters of credit	$2,056,715	$2,199,496

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

Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Bank’s exposure to credit loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment. Management is not aware of any accounting loss the Bank will incur by the funding of these commitments.

The Bank lends to customers located primarily in and near Kent and Queen Anne’s Counties, Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Premises and Equipment

A summary of premises and equipment and related depreciation expense as of December 31, is as follows:

	2004	2003

Land	$1,549,965	$1,549,115
Premises	2,949,047	2,980,449
Furniture and equipment	1,865,644	1,755,805
	6,364,656	6,285,369
Accumulated depreciation	2,570,457	2,538,168
Net premises and equipment	$3,794,199	$3,747,201

Depreciation expense	$178,073	$207,216

6. Other Time Deposits

Maturities of other time deposits as of December 31, are as follows:

	2004	2003

Within one year	$16,025,716	$17,342,606
Over one to two years	16,283,566	7,041,801
Over two to three years	18,643,709	16,185,058
Over three to five years	13,903,654	25,446,755
Over five years	51,092	32,288
	$64,907,737	$66,048,508

Included in other time deposits are certificates of deposit in amounts of $100,000 or more of $18,538,931 and $18,842,694 as of December 31, 2004 and 2003, respectively.

7. Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements represent overnight borrowings from customers. The government agency securities that are the collateral for these agreements are owned by the Bank and maintained in the custody of a nonaffiliated bank. Additional information is as follows:

	2004	2003

Maximum month-end amount outstanding	$8,557,903	$8,925,864
Average amount outstanding	5,759,429	4,857,045
Average rate paid during the year	0.62%	0.86%
Investment securities underlying agreements at year-end
Carrying value	6,290,636	4,536,082
Estimated fair value	6,276,929	4,637,135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Notes Payable and Lines of Credit

The Company may borrow up to approximately 14% of total assets from the Federal Home Loan Bank (FHLB) through any combination of notes or line of credit advances. Both the notes payable and the line of credit are secured by a floating lien on all of the Company’s real estate mortgage loans.

The Company was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

The Company’s borrowings from the Federal Home Loan Bank as of December 31, 2004 and 2003 are summarized as follows:

Maturity	Interest	2004	2003
date	rate	Balance	Balance

April 1, 2005	1.66%	$1,000,000	$1,000,000
March 17, 2006	variable	1,000,000	-
March 17, 2006	variable	1,000,000	-
Immediately	variable	5,200,000	-
April 1, 2005	2.41%	1,000,000	-
December 8, 2006	variable	1,000,000	-
December 8, 2006	2.97%	1,000,000	-
April 1, 2004	1.26%	-	1,000,000
October 1, 2004	variable	-	1,000,000
		$11,200,000	$3,000,000

In addition to the line from the FHLB, the Bank has lines of credit of $17,400,000 in unsecured overnight federal funds and $3,000,000 in secured overnight federal funds at December 31, 2004. As of December 31, 2004, the Bank had borrowed $5,120,000 under the unsecured federal funds lines of credit.

9. Income Taxes

The components of income tax expense are as follows:

	2004	2003
Current
Federal	$1,439,202	$1,173,509
State	261,885	168,726
	1,701,087	1,342,235
Deferred	57,057	(9,223)
	$1,758,144	$1,333,012

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes (Continued)

The components of the deferred income tax expense are as follows:

	2004	2003

Provision for loan losses	$4,816	$(22,002)
Prepaid pension costs	17,436	13,729
Depreciation	39,943	3,589
Discount accretion	12,138	8,551
Foreclosed real estate	1,158	(1,158)
Nonaccrual interest	659	1,298
Deferred compensation	(19,093)	(13,230)
	$57,057	$(9,223)

The components of the net deferred income tax asset (liability) are as follows:

	2004	2003

Deferred income tax assets
Allowance for loan losses	$336,161	$340,977
Deferred compensation	109,484	90,391
Foreclosed real estate	-	1,158
Nonaccrual interest	97	756
	445,742	433,282
Deferred income tax liabilities
Depreciation	126,573	86,630
Discount accretion	39,966	27,828
Prepaid pension costs	186,236	168,800
Unrealized gain on investment securities available for sale	54,556	249,105
	407,331	532,363
Net deferred income tax asset (liability)	$38,411	$(99,081)

A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:

Tax at statutory federal income tax rate	34.0%	34.0%
Tax effect of
Tax-exempt income	(0.1)	(0.1)
State income taxes, net of federal benefit	3.8	3.1
Other, net	0.1	0.1
	37.8%	37.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Profit Sharing Plan

The Bank has a profit sharing plan qualifying under section 401(k) of the Internal Revenue Code that covers all employees with one year of service who have attained age 21. The Bank contributes 15% of employee contributions to the Plan, up to a maximum of 2% of pay. The Bank may make discretionary contributions to the Plan in amounts approved by the Board of Directors. The Bank’s contributions to the plan, included in expenses for 2004 and 2003, were $38,860 and $38,581, respectively.

11. Pension

The Bank has a defined benefit pension plan covering substantially all of the employees. Benefits are based on years of service and the employee’s highest average rate of earnings for five consecutive years during the final ten full years before retirement. The Bank’s funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes, determined using the projected unit credit cost method. Assets of the plan are held in deposit accounts at the Bank.

The following table sets forth the financial status of the plan at December 31:

	2004	2003
Change in plan assets
Fair value of plan assets at beginning of year	$1,809,209	$1,627,676
Actual return on plan assets	57,280	66,935
Employer contribution	153,802	125,516
Benefits paid	(589,051)	(10,918)
Fair value of plan assets at end of year	1,431,240	1,809,209
Change in benefit obligation
Benefit obligation at beginning of year	1,890,598	1,617,521
Service cost	93,593	84,200
Interest cost	106,452	120,872
Benefits paid	(589,051)	(10,918)
Actuarial gain (loss)	80,413	78,923
Benefit obligation at end of year	1,582,005	1,890,598
Funded status	(150,765)	(81,389)
Unamortized prior service cost	(9,644)	(11,021)
Unrecognized net loss	653,608	545,950
Unamortized net obligation from transition	(10,973)	(16,462)
Prepaid pension expense included in other assets	$482,226	$437,078

Accumulated benefit obligation	$843,696	$1,233,644

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Pension (Continued)

Net pension expense includes the following components:

	2004	2003

Service cost	$93,593	$84,200
Interest cost	106,452	120,872
Expected return on assets	(104,901)	(124,240)
Amortization of transition asset	(5,489)	(5,489)
Amortization of prior service cost	(1,377)	(1,377)
Amortization of loss	20,376	16,000
Net pension expense	$108,654	$89,966

Assumptions used in the accounting for net pension expense were:

Discount rates	7.5%	7.5%
Rate of increase in compensation level	5.0%	5.0%
Long-term rate of return on assets	7.5%	7.5%

The Company intends to contribute approximately $160,000 to the Plan in 2005.

Benefits paid from the Plan are expected to be as follows:

Year	Amount
2005	$ 9,890
2006	18,885
2007	23,173
2008	31,705
2009	37,590
2010-2014	236,361

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Other Noninterest Expenses

Other noninterest expenses consist of the following:

	2004	2003

Data processing and correspondent fees	$496,014	$440,088
Directors' fees	121,225	117,564
Professional fees	69,344	50,860
Postage	65,021	63,944
Office supplies	53,286	63,509
Public relations and contributions	52,613	56,968
Printing and stationery	44,767	46,494
Advertising	36,915	33,830
Regulatory assessments	35,877	35,416
Telephone	29,525	30,206
Insurance	28,820	26,035
Loan product costs	27,149	20,994
Other	145,040	142,990
	$1,205,596	$1,128,898

13. Insider Loans and Deposits

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

A summary of these loans is as follows:

	2004	2003

Beginning loan balances	$4,554,893	$3,647,901
Advances	8,329,073	3,537,065
Repayments	(7,163,934)	(2,630,073)
Change in related parties	(93,571)	-
Ending loan balances	$5,626,461	$4,554,893

Deposits from senior officers and directors and their related interests were $5,034,623 as of December 31, 2004 and $4,609,240 as of December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Capital Standards

The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. As of December 31, 2004 and 2003, the capital ratios and minimum capital requirements of the Bank are as follows:

			Minimum		To be well
	Actual		capital adequacy		capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004
Total capital (to risk-weighted assets)	$22,017	13.6%	$12,938	8.0%	$10,172	10.0%
Tier 1 capital (to risk-weighted assets)	$20,813	12.9%	$6,469	4.0%	$9,703	6.0%
Tier 1 capital (to average fourth quarter assets)	$20,813	10.6%	$7,826	4.0%	$9,783	5.0%

December 31, 2003
Total capital (to risk-weighted assets)	$20,464	15.3%	$10,695	8.0%	$13,369	10.0%
Tier 1 capital (to risk-weighted assets)	$19,247	14.4%	$5,347	4.0%	$8,021	6.0%
Tier 1 capital (to average fourth quarter assets)	$19,247	10.7%	$7,208	4.0%	$9,009	5.0%

Tier 1 capital consists of common stock, surplus, and undivided profits. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

Failure to meet the capital requirements could affect the Bank’s ability to pay dividends and accept deposits and may significantly affect the operations of the Bank.

In the most recent regulatory report, the Bank was categorized as well capitalized under the prompt corrective action regulations. Management knows of no events or conditions that should change this classification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Fair Value of Financial Instruments

The estimated fair values of the Bank’s financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the FASB and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	December 31,
	2004		2003
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Cash and due from banks	$3,965,562	$3,965,562	$3,479,325	$3,479,325
Federal funds sold	1,947,273	1,947,273	7,509,247	7,509,247
Investment securities (total)	20,150,093	20,092,845	25,935,244	25,944,540
Loans, net	170,592,710	170,390,911	137,799,682	137,907,663
Federal Home Loan Bank stock	864,800	864,800	410,900	410,900
Accrued interest receivable	908,069	908,069	897,059	897,059

Financial liabilities
Noninterest-bearing deposits	$28,596,460	$28,596,460	$25,022,203	$25,022,203
Interest-bearing deposits
and overnight borrowings	141,254,773	142,710,301	131,708,984	134,973,598
Federal Home Loan
Bank advances	11,200,000	11,181,489	3,000,000	2,996,465
Accrued interest payable	271,081	271,081	312,325	312,325

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

The fair value of interest-bearing checking, savings, and money market deposit accounts is equal to the carrying amount. The fair value of fixed-maturity time deposits and borrowings is estimated based on interest rates currently offered for deposits of similar remaining maturities.

It is not practicable to estimate the fair value of outstanding loan commitments, unused lines of credit, and letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Parent Company Financial Information

The balance sheets, statements of income, and cash flows for Peoples Bancorp, Inc. (Parent Only) follow:

	December 31,
Balance Sheets	2004	2003
Assets
Cash	$312,483	$309,123
Investment in subsidiary	20,899,458	19,642,117
Income tax refund receivable	3,917	1,995
Total assets	$21,215,858	$19,953,235
Liabilities and Stockholders' Equity
Other liabilities	$8,540	$5,654
Stockholders' equity
Common stock	7,890,120	7,940,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	10,309,734	8,691,184
Accumulated other comprehensive income	86,598	395,411
Total stockholders' equity	21,207,318	19,947,581
Total liabilities and stockholders' equity	$21,215,858	$19,953,235

	Years Ended December 31,
Statements of Income	2004	2003

Interest revenue	$3,428	$5,761
Dividends from subsidiary	1,330,737	1,326,962
Equity in undistributed income of subsidiary	1,566,154	937,284
	2,900,319	2,270,007
Expenses
Professional fees	14,744	6,760
Other	205	4,870
	14,949	11,630

Income before income taxes	2,885,370	2,258,377
Income tax expense (benefit)	(3,917)	(1,995)
Net income	$2,889,287	$2,260,372

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Parent Company Financial Information (Continued)

	Years Ended December 31,
Statements of Cash Flows	2004	2003

Cash flows from operating activities
Interest and dividends received	$1,334,165	$1,332,723
Income taxes refunded (paid)	1,995	4,116
Cash paid for operating expenses	(12,063)	(10,576)
	1,324,097	1,326,263
Cash flows from financing activities
Dividends paid	(1,095,737)	(1,035,282)
Repurchase of stock	(225,000)	(291,680)
	(1,320,737)	(1,326,962)
Net increase (decrease) in cash	3,360	(699)
Cash at beginning of year	309,123	309,822
Cash at end of year	$312,483	$309,123

Reconciliation of net income to net cash
provided by operating activities
Net income	$2,889,287	$2,260,372
Adjustments to reconcile net income to net cash
provided by operating activities
Undistributed net income of subsidiary	(1,566,154)	(937,284)
Increase (decrease) in accrued expenses	2,886	1,054
(Increase) decrease in income tax refund receivable	(1,922)	2,121
	$1,324,097	$1,326,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Results of Operations (Unaudited)

	Three Months Ended
(in thousands)	December 31,	September 30,	June 30,	March 31,
except per share information
2004
Interest revenue	$2,838	$2,680	$2,550	$2,466
Interest expense	650	631	608	628
Net interest income	2,188	2,049	1,942	1,838
Provision for loan losses	-	32	23	7
Net income	843	715	672	659
Comprehensive income	767	691	476	647

Earnings per share	$1.06	$0.90	$0.85	$0.83

2003
Interest revenue	$2,462	$2,423	$2,424	$2,421
Interest expense	674	676	715	727
Net interest income	1,788	1,747	1,709	1,694
Provision for loan losses	-	-	85	3
Net income	600	585	503	572
Comprehensive income	493	368	601	524

Earnings per share	$0.76	$0.74	$0.63	$0.71

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities and Exchange Act of 1934 with the Securities and Exchange Commission, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, who also serves as the Company’s Chief Financial Officer (the “CEO”), to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls was carried out as of December 31, 2004 under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are effective.

During the fourth quarter of 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.  Other Information.

None.
PART III

Item 9. Directors and Executive Officers of the Registrant.

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company’s Code of Ethics will be provided to shareholders, free of charge, upon request to: Stephanie Usilton, Peoples Bancorp, Inc., 100 Spring Avenue, Chestertown, Maryland 21620 or (410) 778-3500.

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Shareholders.

Item 10. Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Shareholders.

Item 11. Security Ownership and Related Transactions.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Shareholders.

Item 12. Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Shareholders.

Item 13. Exhibits.

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (filed herewith)
21	Subsidiaries of the Company (filed herewith)
31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO pursuant to 18 U.S.C. § 1350 (furnished herewith)

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2005 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       PEOPLES BANCORP, INC.

Date: March 23, 2005                                           By: /s/ Thomas G. Stevenson
 Thomas G. Stevenson
 President, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 23, 2005     By:/s/ Robert W. Clark, Jr.
              Robert W. Clark, Jr., Director

Date: March 23, 2005     By:/s/ LaMonte E. Cooke
                 LaMonte E. Cooke, Director

Date: March 23, 2005     By:/s/ Gary B. Fellows
                  Gary B. Fellows, Director

Date: March 23, 2005     By:/s/ Herman E. Hill, Jr.
                  Herman E. Hill, Jr., Director

Date: March 23, 2005     By:/s/ Elmer E. Horsey
                  Elmer E. Horsey, Director

Date: ____________     By:_______________________
                   P. Patrick McCleary, Director

Date: ____________     By:_______________________
                          Robert A. Moore, Director

Date: ____________     By:_______________________
                   Alexander P. Rasin, III, Director

Date: March 23, 2005     By:/s/ Stefan R. Skipp
                  Stefan R. Skipp, Director

Date: March 23, 2005     By:/s/ Thomas G. Stevenson
                  Thomas G. Stevenson, President, CEO,
                   CFO and Director

Date: March 23, 2005     By:/s/ Elizabeth A. Strong
                  Elizabeth A. Strong, Director

Date: March 23, 2005     By:/s/ William G. Wheatley
                  William G. Wheatley, Director

EXHIBIT INDEX

Exhibit No.     Description

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (filed herewith)
21	Subsidiaries of the Company (filed herewith)
31.1	Certifications of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO pursuant to 18 U.S.C. § 1350 (furnished herewith)