Form 10QSB
period 2005-03-31
PEOPLES BANCORP INC/MD
filed 2005-05-12
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2005

☐ Transition report under Section 13 or 15(d) of the Exchange Act

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
Yes ☒  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 789,012 shares of common stock issued and outstanding as of May 1, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PEOPLES BANCORP, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets	March 31	December 31,
	2005	2004
ASSETS	(unaudited)
Cash and due from banks	$4,305,908	$3,965,562
Federal funds sold	1,770,029	1,947,273
Investment securities available for sale	13,547,373	14,138,781
Securities held to maturity (approximate fair
value of $6,389,395 and $5,954,064)	6,506,371	6,011,312
Federal Home Loan Bank stock, at cost	1,427,400	864,800
Loans, less allowance for loan losses
of $1,312,809 and $1,204,274	182,617,841	170,592,710
Premises and equipment	3,779,687	3,794,199
Accrued interest receivable	1,054,995	908,069
Deferred income taxes	73,511	38,411
Other assets	710,749	684,588
Total Assets	$215,793,864	$202,945,705
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$29,710,896	$28,596,460
Interest-bearing	129,292,671	131,166,366
	159,003,567	159,762,826
Securities sold under repurchase agreements
and federal funds purchased	11,170,033	10,088,407
Federal Home Loan Bank advances	22,700,000	11,200,000
Accrued Interest payable	281,359	271,081
Income taxes payable	521,977	75,677
Other liabilities	389,285	340,396
	194,066,221	181,738,387
Stockholders' equity
Common stock, par value $10 per share authorized 1,000,000
shares issued, and 789,012 shares outstanding	7,890,120	7,890,120
Additional Paid in Capital	2,920,866	2,920,866
Retained earnings	10,885,775	10,309,734
	21,696,761	21,120,720
Accumulated other comprehensive income	30,882	86,598
	21,727,643	21,207,318
Total Liabilities and Stockholders’ Equity	$215,793,864	$202,945,705

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)
	For the three months ended
	March 31
	2005	2004
Interest and dividend revenue
Loans, including fees	$2,883,264	$2,209,408
Government Agencies Securities	184,961	238,638
From deposits in other banks	246	65
Federal funds sold	8,416	13,839
Equity securities	5,050	3,624
Total interest and dividend revenue	3,081,937	2,465,574

Interest expense
Deposits	621,770	618,720
Borrowed funds	128,072	10,249
Total interest expense	749,842	628,969

Net interest income	2,332,095	1,836,605

Provision for loan losses	120,000	6,500
Net interest income after
provision for loan losses	2,212,095	1,830,105

Noninterest revenue
Service charges on deposit accounts	179,016	170,315
Other noninterest revenue	77,778	82,223
Total noninterest revenue	256,794	252,538

Noninterest expenses
Salaries and employee benefits	672,283	629,710
Occupancy	55,080	61,737
Furniture and equipment	52,772	55,743
Other operating	309,401	278,538
Total noninterest expenses	1,089,536	1,025,728

Income before income taxes	1,379,353	1,056,915
Income taxes	519,268	397,890
Net income	$860,085	$659,025

Earnings per common share	$1.09	$0.83

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
	For the three months ended
	March 31
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$2,925,075	$2,468,676
Fees and commissions received	256,794	252,538
Cash paid to suppliers and employees	(1,021,562)	(557,801)
Interest paid	(739,564)	(653,307)
Taxes paid	(72,968)	(482,011)
	1,347,775	1,028,095
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(30,734)	(70,394)
Loans made, net of principal collected	(12,134,142)	(6,625,171)
Proceeds from maturities and calls of securities
Available for sale	500,000	3,000,000
Held to maturity	417	884
Purchase of securities held to maturity	(495,937)	(1,988,875)
Purchase of FHLB Stock	(562,600)	0
	(12,722,996)	(5,683,556)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	854,501	1,360,445
Other deposits	(1,613,760)	(1,989,331)
Securities sold under repurchase agreements	1,081,626	(416,606)
Advances under (repayments of) notes payable	11,500,000	2,000,000
Repurchase of stock	0	0
Dividends paid	(284,044)	(269,964)
	11,538,323	684,544
NET INCREASE (DECREASE) IN CASH	163,102	(3,970,917)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,912,835	10,988,572
CASH AND EQUIVALENTS AT END OF PERIOD	$6,075,937	$7,017,655
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
FROM OPERATING ACTIVITIES
Net income	$860,085	$659,025
ADJUSTMENTS
Depreciation and amortization	45,246	58,228
Provision for loan losses	120,000	6,500
Security discount accretion, net of premium amortization	1,053	4,115
Decrease (increase) in
Accrued interest receivable	(146,926)	3,228
Other assets	(26,161)	(67,864)
Increase (decrease) in
Deferred origination fees and costs, net	(10,989)	(4,241)
Accrued Interest payable and other liabilities	59,167	8,965
Income taxes payable	446,300	360,139
	$1,347,775	$1,028,095

The accompanying notes are an integral part of these financial statements

Peoples Bancorp, Inc. and Subsidiary
Notes to Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. (the “Company”) and its subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the three months ended March 31, 2005 and 2004, total comprehensive income, net of taxes, was $804,369 and $646,544, respectively. Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Company’s financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies. The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. The table below represents unfunded obligations at March 31, 2005, rounded to the approximate thousand dollar of obligation. The Company is not party to any other off-balance sheet arrangements.

At March 31, 2005
Revolving Home Equity Lines	$3,087,284
Commercial Real Estate	$3,825,974
Other Unused Commitments	$25,413,980
Commercial Letters of Credit	$1,768,886

5.	Earnings Per Share

Earnings per common share is derived by dividing net income available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 789,012 for three-month period ended March 31, 2005 and 794,012 for the comparable period in 2004, respectively.

Item 2.        Management’s Discussion and Analysis or Plan of Operation.

The Company is a Maryland corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended, located in Chestertown, Kent County, Maryland. The Company was incorporated on December 10, 1996 to serve as the holding company of The Peoples Bank of Kent County, Maryland (the “Bank”), a Maryland commercial bank, which it acquired on March 24, 1997.

The Bank was incorporated on April 13, 1910 and operates five branches located in Kent County, Maryland. The Bank offers a variety of services to satisfy the needs of consumers and small- to medium-sized businesses and professional enterprises. Most of the Bank’s deposit and loan customers are located in and derived from Kent County, northern Queen Anne's County, and southern Cecil County, Maryland. This primary service area is located between the Chesapeake Bay and the western border of Delaware.

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

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. The loan portfolio also represents the largest asset type on the balance sheet. Further information about the methodology used to determine the allowance for loan losses is discussed below under the heading “Loan Quality”.

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the March 31, 2005 Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the December 31, 2004 audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operation set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. When the term “Company” is used in this report, it means Peoples Bancorp, Inc. and, as the context requires, the Bank.

Forward-Looking Information

Portions of this Quarterly Report on Form 10-QSB contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate,” “estimate,” “should,” expect,” “believe,” “intend,” and similar expressions, are expressions about the Company’s confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and the Bank operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time.

FINANCIAL CONDITION

Overview

Total assets of the Company at March 31, 2005 were $215,793,864, compared to $202,945,705 at December 31, 2004, representing an increase of $12,848,159 or 6.33% over December 31, 2004.

Total liabilities at March 31, 2005 were $194,066,221, compared to $181,738,387 at December 31, 2004, representing an increase of $12,327,834 or 6.78%.

Stockholders’ equity was $21,727,643 as of March 31, 2005, compared to $21,207,318 as of December 31, 2004, an increase of $520,325. The increase was due to net income for the period totaling $860,085 offset by a decrease in the unrealized gain on securities available for sale net of income taxes of $55,716 and dividends paid to stockholders of $284,044.

Return on average equity at March 31, 2005 was 16.13%, compared to 13.23% at March 2004. Return on average assets was 1.67% for the period ended March 30, 2005, compared to 1.47% for the same period in 2004.

Composition of Loan Portfolio

At March 31, 2005, loans, net of unearned income, were $182,617,841, an increase of $12,025,131 since December 31, 2004. Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $177,009,278 and $139,586,905 during the first quarters of 2005 and 2004, respectively, which constituted 88.62% and 81.72% of average interest-earning assets for the respective periods. At March 31, 2005, the Company’s average loan to deposit ratio was 111.36%, compared to 94.68% at March 31, 2004. The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. The Company’s ratio of average loans to deposits plus repurchase agreements was 108.21% as of March 31, 2005, compared to 89.72% at March 31, 2004. The Company extends loans primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County. There are no industry concentrations in the Company’s loan portfolio. A substantial portion of the Company’s loans are, however, secured by real estate, and the real estate market in the region will influence the performance of the Company’s portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of March 31, 2005 is adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. This allowance may be increased to accommodate reserves for specific loans identified as substandard during management's loan review. Generally, however, neither net recoveries nor a decrease in loans will require a negative provision to reduce the allowance. Therefore, net recoveries and/or decreases in loans may cause the allowance as a percentage of gross loans to exceed the Company’s target.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of March 31, 2005 and December 31, 2004, the allowance for loan losses compared to gross loans was 0.71% and 0.70%, respectively.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses
	Three months ended	Year ended
	March	December
	2005	2004
Balance at beginning of year	$1,204,274	$1,216,881
Loan losses:
Commercial	0	61,145
Mortgages	0	0
Consumer	11,607	22,806
Total loan losses	11,607	83,951
Recoveries on loans previously charged off
Commercial	0	7,500
Mortgages	0	0
Consumer	142	2,344
Total loan recoveries	142	9,844

Net loan losses	11,465	74,107
Provision for loan losses charged to expense	120,000	61,500
Balance at end of year	$1,312,809	$1,204,274
Allowance for loan losses to loans outstanding
at end of period	0.71%	0.70%

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

The Company had nonperforming loans of $163,700 and $218,092 at March 31, 2005 and December 31, 2004, respectively. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of March 31, 2005 or December 31, 2004.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $7,768,167 or 6.33% to $130,478,739 at March 31, 2005, from $122,710,572 at March 31, 2004. Average noninterest-bearing deposits increased $3,755,799 or 15.19% to $28,479,072 at March 31, 2005, from $24,723,273 at March 31, 2004. Average total deposits have increased 7.82% or $11,523,966 to $158,957,811 at March 31, 2005 from $147,433,845 at March 31, 2004. Borrowings, primarily from the Federal Home Loan Bank of Atlanta, increased to $22,700,000 or 102.68% from $11,200,000 at December 31, 2004 to fund strong loan demand.

Deposits, particularly core deposits, have been the Company’s primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding for the foreseeable future. It should be noted, however, that there appears to be a new confidence in the overall economy and stock values appear to be recovering. Renewed investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, could impact the growth of deposits in future periods.

Liquidity and Capital Resources

Liquidity describes the ability of the Company to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $20,400,000 from correspondent banks, namely, Bank of America, Community Bank and M & T Bank. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $28,410,000 of which $22,700,000 has been advanced as of March 31, 2005.

Bank regulatory agencies have adopted various capital standards, including risk-based capital standards, that apply to financial institutions like the Company. The primary objectives of the risk-based capital framework are to provide a more consistent system for comparing capital positions of financial institutions and to take into account the different risks among financial institutions’ assets and off-balance sheet items.

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Company’s capital ratios as of March 31, 2005 to the minimum ratios required by federal banking regulators is presented below.

		Minimum
	Actual	Requirements
Tier 1 risk-based capital	12.49%	4.00%
Total risk-based capital	13.25%	8.00%
Leverage ratio	10.37%	4.00%

RESULTS OF OPERATIONS

General

For the three-month period ended March 31, 2005, the Company reported net income of $860,085 or $1.09 per share, compared to $659,025 or $0.83 per share for the same period in 2004, which represents an increase of $201,060 or 30.51%. This increase resulted primarily from increases in loan interest income offset by an increase in the provision for loan losses and an increase in interest expense on borrowed funds.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

Net interest income for the three-month period ended March 31, 2005 was $2,332,095, which represents an increase of $495,490 or 26.98% over $1,836,605 for the same period in 2004. Interest earned on the increased loan volume generated in the first three months of 2004, coupled with historically low rates paid on deposits, contributed to these increases in net interest income.

Interest revenue for the three months ended March 31, 2005 totaled $3,081,937, compared to $2,465,574 for the same period last year, representing an increase of $616,363 or 25.00%. This increase is attributable primarily to an increase in loan income of $673,856 for the first three months of 2005 offset by a decrease in Government Agencies Security income of $53,677 over the same time period. This has resulted from the Bank using maturing securities and increased Federal Home Bank borrowings to originate new loans.

Interest expense for the three-month period ended March 31, 2005 totaled $749,842, compared to $628,969 for the same period last year, representing an increase of $120,873 or 19.22%. Although deposits have decreased during the first three months of 2005, the Bank increased its borrowings during the first quarter of 2005 to fund strong loan demand as described above from $11,200,000 at December 31, 2004 to $22,700,000 at March 31, 2005, resulting in an increase to borrowed funds interest expense during the first quarter of 2005 of $117,823 when compared to the same period last year.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets. The Company’s net interest margin for the three-month period ended March 30, 2005, was 4.74%, compared to 4.32% for the same period in 2004. The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although these expectations are based on management’s judgment, actual results may be impacted by a number of unpredictable factors and cannot be assured.

A table of the Company’s average balances, interest and yields follows.

Average Balances, Interest, and Yield

	For the Quarter Ended			For the Quarter Ended
	March 31, 2005			March 31, 2004
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$1,445,277	$8,416	2.36%	$5,888,003	$13,840	0.95%
Interest-bearing deposits	19,196	246	5.20%	40,836	66	0.65%
Investment securities:
U. S. government agency	20,102,275	184,961	3.73%	24,875,049	238,638	3.86%
Other	1,168,672	5,050	1.75%	410,900	3,625	3.55%
Total investment securities	21,270,947	190,011	3.62%	25,285,949	242,262	3.85%
Loans:
Demand and time	34,946,288	609,097	7.07%	26,733,460	387,377	5.83%
Mortgage	138,374,420	2,174,318	6.37%	109,466,441	1,731,690	6.36%
Installment	4,927,079	99,849	8.22%	4,595,723	90,359	7.91%
Total loans	178,247,787	2,883,264	6.56%	140,795,624	2,209,426	6.31%
Allowance for loan losses	1,238,509			1,208,719
Total loans, net of allowance	177,009,278	2,883,264	6.61%	139,586,905	2,209,426	6.37%
Total interest-earning assets	199,744,698	3,081,937	6.26%	170,801,693	2,465,594	5.81%
Non-interest-bearing cash	4,006,811			3,754,457
Premises and equipment	3,791,906			3,750,308
Other assets	1,687,024			1,506,642
Total assets	$209,230,439			$179,813,100
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$45,028,323	$38,247	0.34%	$42,265,528	$42,806	0.41%
Money market and supernow	20,595,085	27,356	0.54%	15,537,436	22,493	0.58%
Other time deposits	64,855,331	512,309	3.20%	64,907,607	548,864	3.40%
Total interest-bearing deposits	130,478,739	577,912	1.80%	122,710,572	614,163	2.01%
Borrowed funds	27,782,863	171,930	2.51%	11,332,464	14,814	0.53%
Total interest-bearing liabilities	158,261,602	749,842	1.92%	134,043,036	628,976	1.89%
Noninterest-bearing deposits	28,479,072			24,723,273
	186,740,674			158,766,309
Other liabilities	870,443			846,261
Stockholders’ equity	21,619,322			20,200,530
Total liabilities and stockholders equity	$209,230,439			$179,813,100
Net interest spread			4.34%			3.92%
Net interest income		$2,332,095			$1,836,618
Net margin on interest-earning assets			4.74%			4.32%
Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Noninterest Revenue

Noninterest revenue for the three-month period ended March 31, 2005 totaled $256,794, which represents an increase of 1.69% over $252,538 for the same period in 2004. Income from service charges has remained stable when compared to the first quarter of 2004, resulting in part from the fact that the Company has not materially increased service charges.

Noninterest Expense

The Company recorded noninterest expense of $1,089,536 for the three-month period ended March 31, 2005, compared to $1,025,728 for the same period in 2004, an increase of $63,808 or 6.22%. This increase is mainly attributable to increased salaries and employee benefits of $42,573, the addition of regulatory compliance consulting fees of $6,479 and data processing fees charged by outside processors of $13,872.

Income Tax Expense

The Company’s effective tax rate for the three month period ended March 31, 2005 was 37.6%, compared to 37.7% for the respective period in 2004. The Company’s income tax expense was $519,268 for the three months ended March 31, 2005, compared to $397,890 for the same period in 2004, which represents an increase of $121,378 or 30.51%. Increases in net interest income during the three month period ended March 31, 2005 contributed to the increase in income tax expense when compared to the same period last year.

Item 3.        Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities and Exchange Act of 1934 with the Securities and Exchange Commission, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including the President and Chief Executive Officer, who also serves as the Company’s Chief Financial Officer (the “CEO”), to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls was carried out as of March 31, 2005 under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are effective.

During the first quarter of 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

None.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

Item 5.        Other Information.

None.

Item 6.        Exhibits.

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 (furnished herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP, INC.

Date: May 11, 2005	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 (furnished herewith)