Form 10QSB
period 2005-06-30
PEOPLES BANCORP INC/MD
filed 2005-08-12
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2005

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
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 789,012 shares of common stock issued and outstanding as of August 1, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PEOPLES BANCORP, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	December 31,
	2005	2004
ASSETS	(unaudited)
Cash and due from banks	$5,333,302	$3,965,562
Federal funds sold	1,809,694	1,947,273
Securities available for sale	11,533,645	14,138,781
Securities held to maturity (approximate fair
value of $8,444,429 and $5,954,064)	8,509,741	6,011,312
Federal Home Loan Bank stock, at cost	2,012,400	864,800
Loans, less allowance for loan losses
of $1,434,661 and $1,204,274	192,216,355	170,592,710
Premises and equipment	3,812,134	3,794,199
Accrued interest receivable	1,064,044	908,069
Deferred income taxes	80,475	38,411
Other assets	723,893	684,588
Total Assets	$227,095,683	$202,945,705
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$31,468,061	$28,596,460
Interest-bearing	131,141,775	131,166,366
	162,609,836	159,762,826
Securities sold under repurchase agreements
and federal funds purchased	5,782,968	10,088,407
Federal Home Loan Bank advances	35,700,000	11,200,000
Accrued Interest payable	303,780	271,081
Income taxes payable	0	75,677
Other liabilities	400,001	340,396
	204,796,585	181,738,387
Stockholders' equity
Common stock, par value $10 per share authorized 1,000,000
shares issued, and 789,012 shares outstanding	7,890,120	7,890,120
Additional Paid in Capital	2,920,866	2,920,866
Retained earnings	11,468,284	10,309,734
	22,279,270	21,120,720
Accumulated other comprehensive income	19,828	86,598
	22,299,098	21,207,318
Total Liabilities and Stockholders’ Equity	$227,095,683	$202,945,705

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)

	For the three months ended June 30		For the six months ended June 30
	2005	2004	2005	2004
Interest and dividend revenue
Loans, including fees	$3,128,658	$2,325,524	$6,011,922	$4,534,932
Government Agencies Securities	184,446	215,503	369,407	454,141
Deposits in other banks	579	118	825	183
Federal funds sold	11,943	5,700	20,359	19,539
Equity securities	12,351	3,588	17,401	7,212
Total interest and dividend revenue	3,337,977	2,550,433	6,419,914	5,016,007

Interest expense
Deposits	570,848	583,427	1,192,618	1,197,585
Borrowed funds	368,471	23,427	496,543	38,238
Total interest expense	939,319	606,854	1,689,161	1,235,823

Net interest income	2,398,658	1,943,579	4,730,753	3,780,184

Provision for loan losses	120,000	23,000	240,000	29,500
Net interest income after
provision for loan losses	2,278,658	1,920,579	4,490,753	3,750,684

Noninterest revenue
Service charges on deposit accounts	198,756	185,882	377,772	356,197
Other noninterest revenue	63,664	48,375	141,442	130,598
Total noninterest revenue	262,420	234,257	519,214	486,795

Noninterest expenses
Salaries and employee benefits	692,835	655,597	1,365,118	1,285,307
Occupancy	63,633	59,655	118,713	121,392
Furniture and equipment	44,805	61,442	97,577	117,185
Other operating	338,742	299,720	648,143	578,258
Total noninterest expenses	1,140,015	1,076,414	2,229,551	2,102,142

Income before income taxes	1,401,063	1,078,422	2,780,416	2,135,337
Income taxes	526,619	406,858	1,045,887	804,748
Net income	$874,444	$671,564	$1,734,529	$1,330,589

Earnings per common share	$1.11	$0.85	$2.20	$1.68

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

	For the six months ended June 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$6,242,190	$5,055,621
Fees and commissions received	519,214	486,795
Cash paid to suppliers and employees	(2,118,759)	(1,974,246)
Interest paid	(1,656,462)	(1,260,444)
Taxes paid	(1,121,564)	(796,469)
	1,864,619	1,511,257
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(108,427)	(148,049)
Loans made, net of principal collected	(21,844,595)	(15,441,378)
Proceeds from maturities and calls of securities
Available for sale	2,500,000	5,250,000
Held to maturity	1,189	1,734
Purchase of securities held to maturity	(2,500,617)	(1,988,875)
Purchase of FHLB Stock	(1,147,600)	(49,100)
	(23,100,050)	(12,375,668)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	3,204,633	(2,779,214)
Other deposits	(357,623)	5,870,484
Securities sold under repurchase agreements	(4,305,439)	(3,017,066)
Advances under (repayments of) notes payable	24,500,000	6,750,000
Repurchase of stock	0	0
Dividends paid	(575,979)	(539,929)
	22,465,592	6,284,275
NET INCREASE (DECREASE) IN CASH	1,230,161	(4,580,136)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,912,835	10,988,572
CASH AND EQUIVALENTS AT END OF PERIOD	$7,142,996	$6,408,436
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
FROM OPERATING ACTIVITIES
Net income	$1,734,529	$1,330,589
ADJUSTMENTS
Depreciation and amortization	90,492	119,215
Provision for loan losses	240,000	29,500
Security discount accretion, net of premium amortization	(2,699)	7,836
Decrease (increase) in
Accrued interest receivable	(155,975)	49,019
Other assets	(39,305)	(63,160)
Increase (decrease) in
Deferred origination fees and costs, net	(19,050)	(17,241)
Accrued Interest payable and other liabilities	92,304	47,220
Income taxes payable	(75,677)	8,279
	$1,864,619	$1,511,257

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiary
Notes to Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. (the “Company”) and its subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the six months ended June 30, 2005 and 2004, total comprehensive income, net of taxes, was $1,667,759 and $1,122,229, respectively. Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Company’s financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies. The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. The table below represents unfunded obligations at June 30, 2005. The Company is not party to any other off-balance sheet arrangements.

At June 30, 2005
Revolving Home Equity Lines	$3,964,980
Commercial Real Estate	$2,934,234
Other Unused Commitments	$21,867,222
Commercial Letters of Credit	$3,134,819

5.	Earnings Per Share

Earnings per common share is derived by dividing net income available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 789,012 for the three- and six-month periods ended June 30, 2005 and 794,012 for the comparable periods in 2004.

6.	Pension

The Company has a defined benefit pension plan covering substantially all of the employees. Benefits are based on years of service and the employee’s highest average rate of earnings for five consecutive years during the final ten full years before retirement. The Company’s funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes, determined using the projected unit credit cost method. Assets of the plan are held in deposit accounts at the Company.

During the six months ended June 30, 2005 and 2004, the Company recognized net periodic costs for this plan of $70,000 and $55,000, respectively. During the six months ended June 30, 2005, the Company contributed $72,700 to the plan.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

The Company is a Maryland corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended, headquartered in Chestertown, Kent County, Maryland. The Company was incorporated on December 10, 1996 to serve as the holding company of The Peoples Bank of Kent County, Maryland (the “Bank”), a Maryland commercial bank, which it acquired on March 24, 1997.

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

The following discussion is designed to provide a better understanding of the Company’s financial condition and results of operation and should be read in conjunction with the June 30, 2005 Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the December 31, 2004 audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operation set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. When the term “Company” is used in this report, it means Peoples Bancorp, Inc. and, as the context requires, the Bank.

Forward-Looking Information

Portions of this Quarterly Report on Form 10-QSB contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate,” “estimate,” “should,” expect,” “believe,” “intend,” and similar expressions, are expressions about the Company’s confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and the Bank operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time.

FINANCIAL CONDITION

Overview

Total assets of the Company at June 30, 2005 were $227,095,683, compared to $202,945,705 at December 31, 2004, representing an increase of $24,149,978 or 11.90% over December 31, 2004.

Total liabilities at June 30, 2005 were $204,796,585, compared to $181,738,387 at December 31, 2004, representing an increase of $23,058,198 or 12.69%.

Stockholders’ equity was $22,299,098 as of June 30, 2005, compared to $21,207,318 as of December 31, 2004, an increase of $1,091,780. The increase was due to net income for the period totaling $1,734,529 offset by a decrease in the unrealized gain on securities available for sale net of income taxes of $66,770 and dividends paid to stockholders of $575,979.

Return on average equity for the six months ended June 30, 2005 was 15.87%, compared to 13.06% for the same period in 2004. Return on average assets was 1.61% for the six months ended June 30, 2005, compared to 1.46% for the same period in 2004.

Composition of Loan Portfolio

At June 30, 2005, loans, net of unearned income, were $192,216,355, an increase of $21,623,645 since December 31, 2004. Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $182,937,942 and $144,457,835 during the first six months of 2005 and 2004, respectively, which constituted 88.80% and 83.47% of average interest-earning assets for the respective periods. For the six months ended June 30, 2005, the Company’s average loan to deposit ratio was 114.46%, compared to 97.42% for the six months ended June 30, 2004. The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. The Company’s ratio of average loans to deposits plus repurchase agreements was 94.82% for the six months ended June 30, 2005, compared to 89.72% for the six months ended June 30, 2004. The Company extends loans primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County. There are no industry concentrations in the Company’s loan portfolio. A substantial portion of the Company’s loans are, however, secured by real estate, and the real estate market in the region will influence the performance of the Company’s portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of June 30, 2005 is adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. The allowance may be increased to accommodate reserves for specific loans identified as substandard during management's loan review. Generally, however, neither net recoveries nor a decrease in loans will require a negative provision to reduce the allowance. Therefore, net recoveries and/or decreases in loans may cause the allowance as a percentage of gross loans to exceed the Company’s target.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of June 30, 2005 and December 31, 2004, the allowance for loan losses compared to gross loans was 0.74% and 0.70%, respectively.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Six months ended	Year ended
	June 30,	December 31,
	2005	2004
Balance at beginning of year	$1,204,274	$1,216,881
Loan losses:
Commercial	0	61,145
Mortgages	0	0
Consumer	11,877	22,806
Total loan losses	11,877	83,951
Recoveries on loans previously charged off
Commercial	0	7,500
Mortgages	0	0
Consumer	2,264	2,344
Total loan recoveries	2,264	9,844

Net loan losses	9,613	74,107
Provision for loan losses charged to expense	240,000	61,500
Balance at end of year	$1,434,661	$1,204,274
Allowance for loan losses to loans outstanding
at end of period	0.74%	0.70%

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

The Company had loans past due 90 days or more, including nonaccrual loans, of $720,399 and $218,092 at June 30, 2005 and December 31, 2004, respectively. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of June 30, 2005 or December 31, 2004.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $7,875,310 or 6.44% to $130,209,502 for the six months ended June 30, 2005, from $122,334,192 for the same period in 2004. Average noninterest-bearing deposits increased $3,674,285 or 14.16% to $29,623,268 for the six months ended June 30, 2005, from $25,948,983 for the same period in 2004. Average total deposits have increased 7.79% or $11,549,595 to $159,832,770 for the six months ended June 30, 2005 from $148,283,175 for the same period in 2004. Borrowings, primarily from the Federal Home Loan Bank of Atlanta to fund strong loan demand, increased to $35,700,000 from $11,200,000 at December 31, 2004, an increase of 218.75%.

Deposits, particularly core deposits, have been the Company’s primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding for the foreseeable future. It should be noted, however, that there appears to be a new confidence in the overall economy and stock values appear to be recovering from the market downturn that occurred several years ago. Renewed investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, could impact the growth of deposits in future periods.

Liquidity and Capital Resources

Liquidity describes the ability of the Company to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $20,400,000 from correspondent banks, namely, Bank of America, Community Bank and M & T Bank. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $53,970,000 of which $35,700,000 has been advanced as of June 30, 2005.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Company’s capital ratios as of June 30, 2005 to the minimum ratios required by federal banking regulators is presented below.

		Minimum	To be well
	Actual	Requirements	capitalized
Tier 1 risk-based capital	12.12%	4.00%	6.00%
Total risk-based capital	12.90%	8.00%	10.00%
Leverage ratio	10.03%	4.00%	5.00%

RESULTS OF OPERATIONS

General

For the three- and six-month periods ended June 30, 2005, the Company reported net income of $874,444, or $1.11 per share, and $1,734,529, or $2.20 per share, respectively, compared to $671,564, or $0.85 per share, and $1,330,589, or $1.68 per share, respectively, for the same periods in 2004. The increases for the three months (30.21%) and six months (30.36%) ended June 30, 2005 over the same periods last year resulted primarily from increases in loan interest income offset by an increase in the provision for loan losses and an increase in interest expense on borrowed funds.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

Net interest income for the three-month period ended June 30, 2005 was $2,398,658, which represents an increase of $455,079 or 23.41% over net interest income for the same period in 2004. Net interest income for the six-month period ended June 30, 2005 was $4,730,753, which represents an increase of $950,569 or 25.15% over the net interest income for the first six months of 2004. Interest earned on the increased loan volume generated in the first six months of 2005, coupled with historically low rates paid on deposits, contributed to these increases in net interest income.

Interest revenue for the three and six months ended June 30, 2005 totaled $3,337,977 and $6,419,914, respectively, compared to $2,550,433 and $5,016,007, respectively, for the same periods last year, representing increases of $787,544 or 30.88% and $1,403,907 or 27.99%, respectively. The increases over the comparable periods of 2004 are attributable primarily to an increase in loan income of $1,476,990 for the first six months of 2005 offset by a decrease in Government Agencies Security income of $84,734 over the same time period.

Interest expense for the three- and six-month periods ended June 30, 2005 totaled $939,319 and $1,689,161, respectively, compared to $606,854 and $1,235,823, respectively, for the same periods last year, representing increases of $332,465 or 54.78% and $453,338 or 36.68%, respectively. The Bank increased its borrowings during the first six months of 2005 to fund strong loan demand as described above from $11,200,000 at December 31, 2004 to $35,700,000 at June 30, 2005, resulting in an increase to borrowed funds interest expense during the first six months of 2005 of $458,305 when compared to the same period last year.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets. The Company’s net interest margin for the six-month period ended June 30, 2005 was 4.70%, compared to 4.42% for the same period in 2004. The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities, and these events are impacted by a number of unpredictable factors.

A table of the Company’s average balances, interest and yields follows.

Average Balances, Interest, and Yield

	For the Six Months Ended			For the Six Months Ended
	June 30, 2005			June 30, 2004
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$1,532,866	$20,359	2.68%	$4,071,101	$19,539	0.97%
Interest-bearing deposits	59,891	865	2.91%	80,231	191	0.48%
Investment securities:
U. S. government agency	20,079,011	387,288	3.89%	24,020,488	476,127	3.99%
Other	1,439,245	18,244	2.56%	431,465	7,561	3.52%
Total investment securities	21,518,256	405,532	3.80%	24,451,953	483,688	3.98%
Loans:
Demand and time	36,074,800	1,325,368	7.41%	28,155,106	814,624	5.82%
Mortgage	143,154,172	4,507,709	6.35%	112,824,472	3,536,567	6.30%
Installment	5,000,464	200,310	8.08%	4,687,628	185,869	7.97%
Total loans	184,229,436	6,033,387	6.60%	145,667,206	4,537,060	6.26%
Allowance for loan losses	1,291,494			1,209,371
Total loans, net of allowance	182,937,942	6,033,387	6.65%	144,457,835	4,537,060	6.32%
Total interest-earning assets	206,048,955	6,460,143	6.32%	173,061,120	5,040,478	5.86%
Non-interest-bearing cash	4,161,198			3,861,305
Premises and equipment	3,800,057			3,766,692
Other assets	1,657,890			1,501,375
Total assets	$215,668,100			$182,190,492
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$44,932,459	$75,680	0.34%	$41,957,808	$78,461	0.38%
Money market and supernow	19,154,254	50,748	0.53%	16,119,212	44,355	0.55%
Other time deposits	66,122,789	1,066,190	3.25%	64,257,172	1,074,769	3.36%
Total interest-bearing deposits	130,209,502	1,192,618	1.85%	122,334,192	1,197,585	1.97%
Borrowed funds	33,103,277	496,543	3.02%	12,731,084	38,238	0.60%
Total interest-bearing liabilities	163,312,779	1,689,161	2.09%	135,065,276	1,235,823	1.84%
Noninterest-bearing deposits	29,623,268			25,948,983
	192,936,047			161,014,259
Other liabilities	878,329			795,308
Stockholders’ equity	21,853,724			20,380,925
Total liabilities and stockholders equity	$215,668,100			$182,190,492
Net interest spread			4.23%			4.02%
Net interest income		$4,770,982			$3,804,655
Net margin on interest-earning assets			4.67%			4.42%
Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Noninterest Revenue

Noninterest revenue for the three- and six-month periods ended June 30, 2005 totaled $262,420 and $519,214, respectively, which represent increases of 12.02% and 6.66% over $234,257 and $486,795, respectively, for the same periods in 2004. The increases recognized in the first six months of 2005 over the same period last year resulted primarily because income from increases in service charges, including an increase in debit card income of $13,391 and an increase in activity service charges of $8,240, resulting from the fact that the use of debit cards and overdrafts have increased.

Noninterest Expense

The Company recorded noninterest expense of $1,140,015 and $2,229,551 for the three- and six-month periods ended June 30, 2005, respectively, compared to $1,076,414 and $2,102,142, respectively, for the same periods in 2004, representing increases of $63,601 or 5.91% and $127,409 or 6.06%, respectively. The increases during the first six months of 2005 are mainly attributable to increased salaries and employee benefits of $79,811, the addition of regulatory compliance consulting fees of $12,812 and data processing fees charged by outside processors of $31,956.

Income Tax Expense

The Company’s effective tax rate for the three- and six-month periods ended June 30, 2005 was 37.6%, compared to 37.7% for the same periods in 2004. The Company’s income tax expense was $526,619 and $1,045,887 for the three- and six-months ended June 30, 2005, respectively, compared to $406,858 and $804,748, respectively, for the same periods in 2004. The increases of $119,761 or 29.44% and $241,139 or 29.96% for the three- and six-month periods ended June 30, 2005, respectively, when compared the same periods in 2004 were comparable to the percentage increase in pre-tax income.

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

An evaluation of the effectiveness of these disclosure controls was carried out as of June 30, 2005 under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are effective.

During the second quarter of 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company’s Annual Meeting of Shareholders held on May 18, 2005, the shareholders were asked to vote upon the election of 12 directors to serve on the Company’s Board of Directors for one-year terms and until their successors are duly elected and qualify (“Proposal 1”). The shareholders also were asked to ratify the selection of Rowles & Company, LLP as the Company’s independent auditing and accounting firm for 2005 (“Proposal 2”). The Company submitted these matters to a vote through the solicitation of proxies.

The results of Proposal 1 were as follows:
Nominees (terms expire 2006)	For	Against	Abstain	Broker Non-Votes
Robert W. Clark, Jr.	625,849	0	1,290	649
LaMonte E. Cooke	625,789	60	1,290	649
Gary B. Fellows	625,849	0	1,290	649
Herman E. Hill, Jr.	616,196	9,653	1,290	649
Elmer E. Horsey	625,849	0	1,290	649
P. Patrick McClary	625,015	834	1,290	649
Robert A. Moore	625,849	0	1,290	649
Alexander P. Rasin, III	624,727	1,122	1,290	649
Stefan R. Skipp	625,849	0	1,290	649
Thomas G. Stevenson	625,849	0	1,290	649
Elizabeth A. Strong	625,849	0	1,290	649
William G. Wheatley	625,849	0	1,290	649

The results of Proposal 2 were as follows: 624,453 votes for the proposal; 2,156 votes against the proposal; 530 abstentions; and 649 broker non-votes.

Item 5.   Other Information.

None.

Item 6.  Exhibits.

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.1	Changes to Director Compensation Arrangement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2005)
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 (furnished herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP, INC.

Date: August 11, 2005	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.1	Changes to Director Compensation Arrangement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2005)
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350 (furnished herewith)