Form 10QSB
period 2005-09-30
PEOPLES BANCORP INC/MD
filed 2005-11-14
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2005

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
Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 789,012 shares of common stock issued and outstanding as of November 1, 2005

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PEOPLES BANCORP, INC.

FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets	September 30,	December 31,
	2005	2004
ASSETS	(unaudited)

Cash and due from banks	$4,749,913	$3,965,562
Federal funds sold	3,716,869	1,947,273
Securities available for sale	9,514,389	14,138,781
Securities held to maturity (approximate fair
value of $10,348,537 and $5,954,064)	10,463,059	6,011,312
Federal Home Loan Bank stock, at cost	2,102,400	864,800
Loans, less allowance for loan losses
of $1,551,642 and $1,204,274	200,056,635	170,592,710
Premises and equipment	3,829,310	3,794,199
Accrued interest receivable	1,287,969	908,069
Deferred income taxes	89,889	38,411
Other assets	686,916	684,588
Total Assets	$236,497,349	$202,945,705

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$31,000,046	$28,596,460
Interest-bearing	131,749,849	131,166,366
	162,749,895	159,762,826
Securities sold under repurchase agreements
and federal funds purchased	12,404,004	10,088,407
Federal Home Loan Bank advances	37,700,000	11,200,000
Accrued Interest payable	312,540	271,081
Income taxes payable	0	75,677
Other liabilities	390,874	340,396
	213,557,313	181,738,387
Stockholders' equity
Common stock, par value $10 per share authorized 1,000,000
shares issued, and 789,012 shares outstanding	7,890,120	7,890,120
Additional Paid in Capital	2,920,866	2,920,866
Retained earnings	12,124,164	10,309,734
	22,935,150	21,120,720
Accumulated other comprehensive income	4,886	86,598
	22,940,036	21,207,318
Total Liabilities and Stockholders’ Equity	$236,497,349	$202,945,705

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
	2005	2004	2005	2004
Interest and dividend revenue
Loans, including fees	$3,325,711	$2,467,951	$9,337,633	$7,002,883
Government Agencies Securities	184,033	201,679	553,440	655,820
Deposits in other banks	429	77	1,254	260
Federal funds sold	26,361	6,309	46,720	25,848
Equity securities	19,621	3,970	37,022	11,182
Total interest and dividend revenue	3,556,155	2,679,986	9,976,069	7,695,993

Interest expense
Deposits	643,306	580,466	1,835,924	1,778,051
Borrowed funds	381,054	51,123	877,597	89,361
Total interest expense	1,024,360	631,589	2,713,521	1,867,412

Net interest income	2,531,795	2,048,397	7,262,548	5,828,581

Provision for loan losses	120,000	32,000	360,000	61,500
Net interest income after
provision for loan losses	2,411,795	2,016,397	6,902,548	5,767,081

Noninterest revenue
Service charges on deposit accounts	201,892	189,285	579,664	545,482
Other noninterest revenue	43,929	47,682	185,371	178,280
Total noninterest revenue	245,821	236,967	765,035	723,762

Noninterest expenses
Salaries and employee benefits	702,731	661,884	2,067,849	1,947,191
Occupancy	65,624	63,369	184,337	184,761
Furniture and equipment	44,556	57,973	142,133	175,158
Other operating	325,014	319,269	973,157	897,527
Total noninterest expenses	1,137,925	1,102,495	3,367,476	3,204,637

Income before income taxes	1,519,691	1,150,869	4,300,107	3,286,206
Income taxes	571,878	435,799	1,617,765	1,240,547
Net income	$947,813	$715,070	$2,682,342	$2,045,659

Earnings per common share	$1.20	$0.90	$3.40	$2.58

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended
	September 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$9,560,645	$7,588,656
Fees and commissions received	765,035	723,762
Cash paid to suppliers and employees	(3,183,587)	(2,915,765)
Interest paid	(2,672,062)	(1,911,737)
Taxes paid	(1,693,442)	(1,268,321)
	2,776,589	2,216,595
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(170,850)	(177,397)
Loans made, net of principal collected	(29,797,242)	(20,921,325)
Proceeds from maturities and calls of securities
Available for sale	2,500,000	6,250,000
Held to maturity	2,001,413	2,461
Purchase of securities held to maturity	(4,453,117)	(1,988,875)
Purchase of FHLB Stock	(1,237,600)	(49,100)
	(31,157,396)	(16,884,236)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	4,433,516	(2,185,314)
Other deposits	(1,446,447)	9,437,778
Securities sold under repurchase agreements	2,315,597	(5,442,790)
Advances under (repayments of) notes payable	26,500,000	7,640,000
Repurchase of stock	0	0
Dividends paid	(867,912)	(817,832)
	30,934,754	8,631,842
NET INCREASE (DECREASE) IN CASH	2,553,947	(6,035,799)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	5,912,835	10,988,572
CASH AND EQUIVALENTS AT END OF PERIOD	$8,466,782	$4,952,773
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
FROM OPERATING ACTIVITIES
Net income	$2,682,342	$2,045,659
ADJUSTMENTS
Depreciation and amortization	135,342	145,235
Provision for loan losses	360,000	61,500
Security discount accretion, net of premium amortization	(8,841)	10,845
Decrease (increase) in
Accrued interest receivable	(379,900)	(91,941)
Other assets	(2,328)	(32,009)
Increase (decrease) in
Deferred origination fees and costs, net	(26,683)	(26,241)
Accrued Interest payable and other liabilities	91,937	85,321
Income taxes payable	(75,677)	18,226
	$2,776,589	$2,216,595

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiary
Notes to Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. (the “Company”) and its subsidiary have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the nine months ended September 30, 2005 and 2004, total comprehensive income, net of taxes, was $2,600,630 and $1,813,592, respectively. Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Company’s financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies. The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. The table below represents unfunded obligations at September 30, 2005. The Company is not party to any other off-balance sheet arrangements.

At September 30, 2005
Revolving Home Equity Lines	$3,918,379
Commercial Real Estate	$3,635,060
Other Unused Commitments	$15,827,298
Commercial Letters of Credit	$2,962,125

5.	Earnings Per Share

Earnings per common share is derived by dividing net income available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 789,012 for the three- and nine-month periods ended September 30, 2005 and 794,012 for the comparable periods in 2004.

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

During the nine months ended September 30, 2005 and 2004, the Company recognized net periodic costs for this plan of $114,956 and $86,087, respectively. During the nine months ended September 30, 2005 and 2004, the Company contributed $85,700 and $95,100, respectively, to the plan.

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

The most critical accounting policy applied by the Company is that related to the valuation of the loan portfolio. A variety of estimates impact the carrying value of the loan portfolio, including the calculation of the allowance for loan losses, valuation of underlying collateral, the timing of loan charge-offs and the placement of loans on non-accrual status. The allowance is established and maintained at a level that management believes is adequate to cover potential losses resulting from the inability of borrowers to make required payment on loans. Estimates for loan losses are arrived at by analyzing risks associated with the specific loans and the loan portfolio, current and historical trends in delinquencies and charge-offs, and changes in the size and composition of the loan portfolio. The analysis also requires consideration of the economic climate and direction, change in lending rates, political conditions, legislation impacting the banking industry and economic conditions specific to Kent, Queen Annes and Cecil counties in Maryland. Because the calculation of the allowance for loan losses relies on management’s estimates and judgments relating to inherently uncertain events, actual results may differ from management’s estimates.

The following discussion is designed to provide a better understanding of the Company’s financial condition and results of operation and should be read in conjunction with the September 30, 2005 Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the December 31, 2004 audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operation set forth in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. When the term “Company” is used in this report, it means Peoples Bancorp, Inc. and, as the context requires, the Bank.

Forward-Looking Information

Portions of this Quarterly Report on Form 10-QSB contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate,”“estimate,”“should,” expect,”“believe,”“intend,” and similar expressions, are expressions about the Company’s confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which the Company and the Bank operate, inflation, fluctuations in interest rates, legislation, and governmental regulation. These risks and uncertainties are described in more detail in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004. Actual results may differ materially from such forward-looking statements, and the Company assumes no obligation to update forward-looking statements at any time.

FINANCIAL CONDITION

Overview

Total assets of the Company at September 30, 2005 were $236,497,349, compared to $202,945,705 at December 31, 2004, representing an increase of $33,551,644 or 16.53% over December 31, 2004.

Total liabilities at September 30, 2005 were $213,557,313, compared to $181,738,387 at December 31, 2004, representing an increase of $31,818,926 or 17.51%.

Stockholders’ equity was $22,940,036 at September 30, 2005, compared to $21,207,318 at December 31, 2004, which represents an increase of $1,732,718. This increase was the result of net income for the period totaling $2,682,342 was offset by a decrease in the unrealized gain on securities available for sale net of income taxes of $81,712 and dividends paid to stockholders of $867,912

Return on average equity for the nine months ended September 30, 2005 was 16.20%, compared to 13.31% for the same period in 2004. Return on average assets was 1.63% for the nine months ended September 30, 2005, compared to 1.48% for the same period in 2004.

Composition of Loan Portfolio

At September 30, 2005, loans, net of unearned income, were $200,056,635, an increase of $29,463,925 since December 31, 2004. Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $186,909,110 and $148,354,537 during the first nine months of 2005 and 2004, respectively, which constituted 88.71% and 84.57% of average interest-earning assets for the respective periods. For the nine months ended September 30, 2005, the Company’s average loan to deposit ratio was 115.67%, compared to 98.86% for the nine months ended September 30, 2004. In addition to deposits and securities sold under repurchase agreements, the Company also funds loans through borrowings from the Federal Home Loan Bank of Atlanta. . The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. The Company’s ratio of average loans to deposits plus repurchase agreements and borrowed funds was 94.59% for the nine months ended September 30, 2005, compared to 90.83% for the nine months ended September 30, 2004. The Company extends loans primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County. There are no industry concentrations in the Company’s loan portfolio. A substantial portion of the Company’s loans are, however, secured by real estate, and the real estate market in the region will influence the performance of the Company’s portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of September 30, 2005 is adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Nine months ended	Year ended
	September 30,	December 31,
	2005	2004
Balance at beginning of year	$1,204,274	$1,216,881
Loan losses:
Commercial	0	61,145
Mortgages	0	0
Consumer	15,136	22,806
Total loan losses	15,136	83,951
Recoveries on loans previously charged off
Commercial	0	7,500
Mortgages	0	0
Consumer	2,504	2,344
Total loan recoveries	2,504	9,844

Net loan losses	12,632	74,107
Provision for loan losses charged to expense	360,000	61,500
Balance at end of year	$1,551,642	$1,204,274
Allowance for loan losses to loans outstanding
at end of period	0.77%	0.70%

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

The Company had loans past due 90 days or more, including nonaccrual loans of $732,767 and $218,092 at September 30, 2005 and December 31, 2004, respectively. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of September 30, 2005 or December 31, 2004.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $7,645,589 or 6.20% to $131,057,356 for the nine months ended September 30, 2005, from $123,411,767 for the same period in 2004. Average noninterest-bearing deposits increased $3,882,710 or 14.57% to $30,533,165 for the nine months ended September 30, 2005, from $26,650,455 for the same period in 2004. Average total deposits have increased 7.68% or $11,528,299 to $161,590,521 for the nine months ended September 30, 2005 from $150,062,222 for the same period in 2004. Borrowings at September 30, 2005, primarily from the Federal Home Loan Bank of Atlanta, increased to $37,700,000 from $11,200,000 at December 31, 2004, an increase of 236.61%. This increase was primarily the result of the Company’s need to fund strong loan demand during the first nine months of 2005.

Deposits, particularly core deposits, have been the Company’s primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding for the foreseeable future. It should be noted, however, that there appears to be a renewal in investor confidence in the overall economy and stock values appear to be recovering from the market downturn that occurred several years ago. Renewed investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, could impact the growth of deposits in future periods.

Liquidity and Capital Resources

Liquidity describes the ability of the Company to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $20,400,000 from correspondent banks, namely, Bank of America, Community Bank and M & T Bank. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $74,803,000 of which $37,700,000 has been advanced as of September 30, 2005.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Company’s capital ratios as of September 30, 2005 to the minimum ratios required by federal banking regulators is presented below.

	Actual	Minimum Requirements	To be well capitalized
Tier 1 risk-based capital	11.96%	4.00%	6.00%
Total risk-based capital	12.77%	8.00%	10.00%
Leverage ratio	9.96%	3.00%	5.00%

RESULTS OF OPERATIONS

General

For the three- and nine-month periods ended September 30, 2005, the Company reported net income of $947,813, or $1.20 per share, and $2,682,342, or $3.40 per share, respectively, compared to $715,070, or $0.90 per share, and $2,045,659, or $2.58 per share, respectively, for the same periods in 2004. The increases for the three months (32.55%) and nine months (31.12%) ended September 30, 2005 over the same periods last year resulted primarily from increases in loan interest income offset by an increase in the provision for loan losses and an increase in interest expense on borrowed funds.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

Net interest income for the three-month period ended September 30, 2005 was $2,531,795, which represents an increase of $483,398 or 23.60% over net interest income for the same period in 2004. Net interest income for the nine-month period ended September 30, 2005 was $7,262,548, which represents an increase of $1,433,967 or 24.60% over the net interest income for the first nine months of 2004. Interest earned on loans during the three and nine months ended September 30, 2005, in part due to an increase in loan volume over the same periods last year, coupled with the continued payment of extremely low rates on deposits, contributed significantly to the period-to-period increases.

Interest revenue for the three months ended September 30, 2005 totaled $3,556,155, representing an increase of $876,169 or 32.69% over the three-month period ended September 30, 2004. This increase resulted primarily from an $857,760 increase in loan income over the same period last year. Interest revenue for the first nine months of 2005 was $9,976,069, which represents an increase of $2,280,076 or 29.63% over the same period last year and resulted primarily from an increase in loan income of $2,334,750 offset by a decrease in Government Agencies Security income of $102,380.

Interest expense for the three- and nine-month periods ended September 30, 2005 totaled $1,024,360 and $2,713,521, respectively, compared to $631,589 and $1,867,412, respectively, for the same periods last year. Much of the increase during the first nine months of 2005 is attributable to the increase in borrowings to fund strong loan demand from $11,200,000 at December 31, 2004 to $37,700,000 at September 30, 2005, which resulted in increases in interest expense for the three and nine months ended September 30, 2005 of $329,931 and $788,236, respectively, over the same periods of last year.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets. The Company’s net interest margin for the nine-month period ended September 30, 2005 was 4.65%, compared to 4.47% for the same period in 2004. The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities, and these events are impacted by a number of unpredictable factors.

A table of the Company’s average balances, interest and yields follows.

Average Balances, Interest, and Yield

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2005			September 30, 2004
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$2,042,362	$46,720	3.06%	$3,302,739	$25,848	1.05%
Interest-bearing deposits	57,648	1,315	3.05%	60,301	273	0.61%
Investment securities:
U. S. government agency	20,048,216	580,229	3.87%	23,269,316	687,570	3.95%
Other	1,632,726	38,815	3.18%	441,046	11,724	3.55%
Total investment securities	21,680,942	619,044	3.82%	23,710,362	699,294	3.94%
Loans:
Demand and time	36,953,921	2,106,931	7.62%	29,369,579	1,295,529	5.90%
Mortgage	146,191,936	6,958,423	6.36%	115,382,488	5,423,803	6.28%
Installment	5,111,382	304,914	7.98%	4,820,453	286,820	7.96%
Total loans	188,257,239	9,370,268	6.65%	149,572,520	7,006,152	6.26%
Allowance for loan losses	1,348,129			1,217,982
Total loans, net of allowance	186,909,110	9,370,268	6.70%	148,354,538	7,006,152	6.31%
Total interest-earning assets	210,690,062	10,037,347	6.37%	175,427,940	7,731,567	5.89%
Non-interest-bearing cash	4,384,541			3,927,749
Premises and equipment	3,808,252			3,773,308
Other assets	1,681,963			1,522,579
Total assets	$220,564,818			$184,651,576
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$44,774,796	113,833	0.34%	$42,479,575	116,245	0.37%
Money market and supernow	19,383,650	79,223	0.55%	16,907,741	69,207	0.55%
Other time deposits	66,898,910	1,642,868	3.28%	64,024,451	1,592,599	3.32%
Total interest-bearing deposits	131,057,356	1,835,924	1.87%	123,411,767	1,778,051	1.92%
Borrowed funds	36,011,882	877,597	3.26%	13,263,921	89,361	0.90%
Total interest-bearing liabilities	167,069,238	2,713,521	2.17%	136,675,688	1,867,412	1.82%
Noninterest-bearing deposits	30,533,165			26,650,455
	197,602,403			163,326,143
Other liabilities	819,489			776,939
Stockholders’ equity	22,142,926			20,548,495
Total liabilities and stockholders equity	$220,564,818			$184,651,576
Net interest spread			4.20%			4.07%
Net interest income		$7,323,826			$5,864,155
Net margin on interest-earning assets			4.65%			4.47%
Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Noninterest Revenue

Noninterest revenue for the three- and nine-month periods ended September 30, 2005 totaled $245,821 and $765,035, respectively, which represent increases of 3.74% and 5.70% over $236,967 and $723,762, respectively, for the same periods in 2004. When comparing the three and nine months ended September 30, 2005 to the same periods of 2004, service charges imposed on the use of debit cards increased by $13,391 and $19,935, respectively, service charges on open Letter of Credit obligations increased by $17,953 and $19,217, respectively, and charges related to overdraft activity increased by $8,240 and $13,391, respectively.

Noninterest Expense

The Company recorded noninterest expense of $1,137,925 and $3,367,476 for the three- and nine-month periods ended September 30, 2005, respectively, representing increases of $35,430 or 3.21% and $162,839 or 5.08%, respectively, over the same periods last year. These increases are attributable primarily to increases in salaries and employee benefits, regulatory compliance consulting fees, and data processing fees charged by outside processors, and decreases in furniture and equipment expenses.

Income Tax Expense

The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2005 was 37.6%, compared to 37.9% and 37.7%, respectively, for the same periods in 2004. The Company’s income tax expense was $571,878 and $1,617,765 for the three- and nine-months ended September 30, 2005, respectively, compared to $435,799 and $1,240,547, respectively, for the same periods in 2004. These increases in income tax expense were comparable to the percentage increases in pre-tax income for the three and nine months ended September 30, 2005 when compared to the same periods last year.

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

An evaluation of the effectiveness of these disclosure controls was carried out as of September 30, 2005 under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are effective.

During the third quarter of 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.1	Changes to Director Compensation Arrangement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2005)
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP, INC.

Date: November 9, 2005	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.1	Changes to Director Compensation Arrangement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2005)
31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)