Form 10-K
period 2005-12-31
PEOPLES BANCORP INC/MD
filed 2006-03-29
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

Securities Registered pursuant to Section 12(g) of the Act: Common Stock, par value $10.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 16(d) of the Act. ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $29,719,550.

The number of shares outstanding of the registrant’s common stock as of March 1, 2006 was 789,012.

Documents Incorporated by Reference

Portions of the definitive proxy statement to be filed with the SEC in connection with the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PEOPLES BANCORP, INC.

FORM 10-K
INDEX

PART I

Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and
Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition
and Results of Operation
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements With Accountants on Accounting
and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
And Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accounting Fees and Services

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Signatures
Exhibit Index

This Annual Report of Peoples Bancorp, Inc. on Form 10-K may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this annual report should be aware of the speculative nature of “forward-looking statements.” Statements that are not historical in nature, including the words “anticipate,” “estimate,” “should,” “expect,” “believe,” “intend,” and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this Form 10-K, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. These and other risks are discussed in detail in Item 1A of Part I of this annual report. All of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements it makes to reflect new information, future events or otherwise.

Except as expressly provided otherwise, the term “Company” as used in this annual report refers to Peoples Bancorp, Inc. and the terms “we”, “us” and “our” refer collectively to Peoples Bancorp, Inc. and its subsidiary, Peoples Bank of Kent County, Maryland (the “Bank”).

PART I
Item 1.	Business.
BUSINESS
General

The Company was incorporated under the laws of Maryland on December 10, 1996 and is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s sole business is acting as the parent company to the Bank. The Bank is a Maryland-chartered commercial bank that commenced operations in 1910.

Location and Service Area

We offer a variety of services to consumer and commercial customers through five branches located throughout Kent County. We draw most of our customer deposits and conducts most of our lending transactions from within our primary service area, which encompasses all of Kent County, northern Queen Anne’s County, and southern Cecil County, Maryland.

The principal components making up the economy for our service area is agriculture and light industry. Kent County is also growing as a tourist and retirement area. The tourist business is centered primarily in Chestertown and Rock Hall. There is a large retirement community, Heron Point, located in Chestertown. The seafood business, once prominent, is in decline. There are three health-care facilities located in Chestertown. Agriculture and agricultural-related businesses are the largest overall employers in the service area. There are several light industry companies in Kent County.

Banking Products and Services

We operate in one business segment—community banking—and offer a full range of deposit services that are typically offered by most depository institutions in our service area, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal service area and have rates that are competitive with those offered by other institutions in the area. In addition, we offer certain retirement account services, such as Individual Retirements Accounts. All deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

We also offer a full range of short- to medium-term commercial and personal loans. Commercial loans include both secured and unsecured loans for working capital (including inventory and receivables), business expansion (including acquisition of real estate and improvements), and purchase of equipment and machinery. Consumer loans include secured and unsecured loans for financing automobiles, home improvements, education, and personal investments. We also originate mortgage loans and real estate construction and acquisition loans.

Other services include cash management services, safe deposit boxes, travelers checks, internet banking, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a regional network of automated teller machines that may be used by our customers throughout Maryland and other regions. We also offer credit card services through a correspondent bank and non-deposit investment products, such as insurance and securities products, through broker-dealer relationships.

Information about our revenues, net income and assets derived from our operations in the community banking segment for each of the years ended December 31, 2005, 2004 and 2003 may be found in our Consolidated Financial Statements and Notes thereto, which are included in Item 8 of Part II of this annual report.

Investment Activities

We maintain a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to about 8.35% of our total assets and is invested primarily in U.S. government agency and, mortgage-backed securities.

A key objective of the investment portfolio is to provide a balance in our asset mix of loans and investments consistent with our liability structure, and to assist in management of interest rate risk. The investments augment our capital positions, providing the necessary liquidity to meet fluctuations in credit demand of the community and fluctuations in deposit levels. In addition, the portfolio provides collateral for pledging against public funds and repurchase agreements and a reasonable allowance for control of tax liabilities. Finally, the investment portfolio is designed as a source of income. In view of the above objectives, management treats the portfolio conservatively and generally only purchases securities that meet conservative investment criteria.

Seasonality

Management does not believe that our business activities are seasonal in nature. Deposits and loan demand may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

Employees

At March 1, 2006, we employed 71 persons, of which 60 were employed on a full-time basis.

COMPETITION

The banking business, in all of its phases, is highly competitive. Within our service area and the surrounding area, we compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, with consumer finance companies for loans, with money market mutual funds and other investment vehicles for deposits, and with other financial institutions for various types of financial products and services. There is also competition for commercial and retail banking business from banks and financial institutions located outside of our market area. Many of these financial institutions offer services, such as trust services, that we do not offer and have greater financial resources or have substantially higher lending limits than us.

The primary factors in competing for deposits are interest rates, personalized services, the quality and range of financial services, convenience of office locations and office hours. The primary factors in competing for loans are interest rates, loan origination fees, the quality and range of lending services and personalized services.

To compete with other financial services providers, we rely principally upon local promotional activities, personal relationships established by officers, directors and employees with our customers and specialized services tailored to meet our customers’ needs. In those instances in which we are unable to accommodate a customer’s needs, we will arrange for those services to be provided by other financial services providers with which we have a relationship. We offer many personalized services and attract customers by being responsive and sensitive to the needs of the community. We rely not only on the goodwill and referrals of satisfied customers, as well as traditional media advertising to attract new customers, but also on individuals who develop new relationships to build our customer base. To enhance our image in the community, we support and participate in many local events. Our employees, officers and directors represent us on many boards and local civic and charitable organizations.

The following table sets forth deposit data for Kent County, Maryland as of June 30, 2005, the most recent date for which comparative information is available.

Name	Offices In Market Area	Deposits (in thousands)	Market Share
Peoples Bank of Kent County, Maryland	5	$162,921	36.91%
Mercantile Shore Bank	5	138,682	31.42%
Chesapeake Bank & Trust Co	2	63,159	14.31%
Branch Banking & Trust Co	2	33,231	7.53%
Centreville National Bank of Maryland	1	21,748	4.93%
SunTrust Bank	1	21,646	4.90%

Source: FDIC Deposit Market Share Report

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

Under FRB policy, a bank holding company is expected to act as a source of financial strength to its subsidiary banks and to make capital infusions into a troubled subsidiary bank. The FRB may charge a bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. A capital infusion may be required even if the holding company does not have the resources to make the infusion.

Regulation of the Bank

The Bank is a Maryland-chartered commercial bank and is regulated and examined by the Commissioner of Financial Regulation of Maryland (the “Maryland Commissioner”), who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Maryland Commissioner determines that an examination is unnecessary in a particular calendar year). The Bank’s deposits are insured by the FDIC, and certain laws and regulations administered by the FDIC also govern the Bank’s operations. The Maryland Commissioner and the FDIC have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulations or written agreements with the regulator, or which are deemed to constitute unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of, or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

The Bank’s lending activities are subject to numerous state and federal laws. The maximum legal rate of interest and the fees and charges that the Bank may charge on a particular loan depend on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. Other laws tie the maximum amount, which may be loaned to any one customer and its related interests to capital levels. Additionally, the Bank is subject to certain restrictions on extensions of credit to its executive officers and directors and principal stockholders of the Company, or any related interests of such persons. These restrictions generally require that such credit extensions be made on substantially the same terms as are available to third parties dealing with the Bank and not involve more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to the Bank’s capital levels.

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

Deposit Insurance

As an FDIC member institution, the Bank’s deposits are generally insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”), which is administered by the FDIC. The FDIC is required to establish semi-annual assessments for BIF-insured depository institutions at a rate determined to be appropriate to maintain or increase the reserve ratio of the BIF at or above 1.25% of estimated insured deposits or at such higher percentage as the FDIC determines to be justified for that year by circumstances raising significant risk of substantial future losses to the fund. Assessments are made on a risk-based premium system with nine risk classifications based on certain capital and supervisory measures. Financial institutions with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than financial institutions with lower levels of capital or involving a higher degree of supervisory concern. The Bank paid an aggregate of $21,251 in deposit insurance assessments during 2005.

Under the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006: (i) the BIF and the Savings Association Insurance Fund, also administered by the FDIC, will be merged into a new combined fund, to be called the Deposit Insurance Fund, effective July 1, 2006, (ii) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011); and (iii) deposit insurance coverage for retirement accounts will be increased to $250,000 per participant subject to adjustment for inflation. The FDIC will be given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

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

As of December 31, 2005, the Company and the Bank were deemed to be “well capitalized”. For more information regarding the capital condition of the Company and the Bank, see Item 7 of Part II of this annual report under the caption “Capital”.

Limitations on Dividends

Holders of shares of the Company’s common stock are entitled to dividends if, when, and as declared by the Company’s Board of Directors out of funds legally available for that purpose, and the Board’s ability to declare dividends is subject to certain restrictions imposed under federal banking law and state banking and corporate law. These restrictions are discussed in more detail below in Item 1A of Part I of this report under the caption “The Company’s ability to pay dividends is limited.”

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

Financial Services Modernization

Effective in pertinent part on March 11, 2000, the federal Gramm-Leach-Bliley Act (“GLBA”) revised the federal Bank Holding Company Act of 1956 and repealed the affiliation provisions of the federal Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under GLBA, a bank holding company may elect, subject to certain qualifications, to become a “financial holding company.” A financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, real estate development, and, with certain exceptions, merchant banking activities, and provides for expedited notice procedures. GLBA also permits certain qualified national banks to form “financial subsidiaries”, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential financial activities of subsidiaries of state banks, subject to applicable state law. Maryland law generally permits Maryland state-chartered banks, including the Bank, to engage in the same activities, directly or through an affiliate, as national banks.

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

Item 1A.	Risk Factors.

The following factors should be considered carefully in evaluating an investment in shares of common stock of the Company.

The Company’s future depends on the successful growth of the Bank

The Company’s only business activity for the foreseeable future will be to act as the holding company of the Bank. Therefore, the Company’s future profitability will depend on the success and growth of the Bank. In the future, part of this growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money, particularly at first. A new bank or company may bring with it unexpected liabilities, bad loans, or bad employee relations, or the new bank or company may lose customers.

The majority of our business is concentrated in Maryland; a significant amount of our business is concentrated in real estate lending.

Because most of our loans are made to Maryland borrowers located primarily in Maryland’s upper Eastern Shore, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, we make many real estate secured loans, which are in greater demand when interest rates are low and economic conditions are good. Even when economic conditions are favorable and interest rates are low, this demand may not continue. Additionally, the market values of the real estate securing these loans may deteriorate, and we may lose money if a borrower fails to repay a real estate loan.

The Bank may experience loan losses in excess of its allowance.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan. Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of its examination process, our earnings and capital could be significantly and adversely affected. Although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to the allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition.

Interest rates and other economic conditions will impact our results of operations.

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (i.e., net interest income), including advances from the Federal Home Loan Bank. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets. More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap. An asset-sensitive position (i.e., a positive gap) could enhance earnings in a rising interest rate environment and could negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) could enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment. Fluctuations in interest rates are not predictable or controllable. We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, but there can be no assurance that these attempts will be successful in the event of such changes.

The market value of our investments could decline.

As of December 31, 2005, we had classified 52.45% of our investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (“SFAS 115”) relating to accounting for investments. SFAS 115 requires that the available-for-sale portfolio be “marked to market” and that unrealized gains and losses be reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income. The remaining investment securities are classified as held-to-maturity in accordance with SFAS 115, and are stated at amortized cost.

In the past, gains on sales of investment securities have not been a significant source of income for us. There can be no assurance that future market performance of our investment portfolio will enable us to realize income from sales of securities. Stockholders’ equity will continue to reflect the unrealized gains and losses (net of tax) of these investments. There can be no assurance that the market value of our investment portfolio will not decline, causing a corresponding decline in stockholders’ equity.

Management believes that several factors will affect the market values of our investment portfolio. These include, but are not limited to, changes in interest rates or expectations of changes, the degree of volatility in the securities markets, inflation rates or expectations of inflation and the slope of the interest rate yield curve (the yield curve refers to the differences between shorter-term and longer-term interest rates; a positively sloped yield curve means shorter-term rates are lower than longer-term rates). Also, the passage of time will affect the market values of our investment securities, in that the closer they are to maturing, the closer the market price should be to par value. These and other factors may impact specific categories of the portfolio differently, and management cannot predict the effect these factors may have on any specific category.

We operate in a competitive environment.

We operate in a competitive environment, competing for loans, deposits, and customers with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Competition for other products, such as securities products, comes from other banks, securities and brokerage companies, insurance companies, insurance agents and brokers, and other nonbank financial service providers in our market area. Many of these competitors are much larger in terms of total assets and capitalization, have greater access to capital markets, and/or offer a broader range of financial services than those that we offer. In addition, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.

Moreover, current state and federal banking laws facilitate interstate branching and merger activity among banks. Since September 1995, certain bank holding companies are authorized to acquire banks throughout the United States. In addition, on and after June 1, 1997, certain banks are permitted to merge with banks organized under the laws of different states. As a result, interstate banking is now an accepted element of competition in the banking industry and we may be brought into competition with institutions with which we do not presently compete. In addition, the GLBA will likely increase the competition we face in our market areas in the future. Management cannot predict the degree to which such competition will impact our financial conditions or results of operations.

The loss of key personnel could disrupt our operations and result in reduced earnings.

Our growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing and technical personnel. Competition for qualified personnel in the financial services industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. Our current executive officers provide valuable services based on their many years of experience and in-depth knowledge of the banking industry and our market area. Due to the intense competition for financial professionals, these key personnel would be difficult to replace and an unexpected loss of their services could result in a disruption to the continuity of operations and a possible reduction in earnings.

The banking industry is heavily regulated; significant regulatory changes could adversely affect our operations.

Our operations will be impacted by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. The Company is subject to supervision by the FRB and the Bank is subject to supervision and periodic examination by the Maryland Commissioner and the FDIC. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution's growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. The Company and the Bank are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that either is found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Management also cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

The Company’s ability to pay dividends is limited.

The Company’s ability to pay dividends to stockholders is largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized”. This policy statement is applicable only to troubled institutions. Under Maryland law, a state-chartered commercial bank may pay dividends out of undivided profits or, with the prior approval of the Maryland Commissioner, from surplus in excess of 100% of required capital stock. If however, the surplus of a Maryland bank is less than 100% of its required capital stock, cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution which would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. Because of these limitations, there can be no guarantee that the Company’s Board will declare dividends in any fiscal quarter.

Shares of the Company’s common stock are not heavily traded

There is no established trading market for the shares of common stock of the Company, and transactions are infrequent and privately negotiated by the buyer and seller in each case. Management cannot predict the extent to which an active public market for these securities will develop or be sustained in the future. Securities that are not heavily traded can be more volatile than stock trading in an active public market. Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of our common stock. In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the securities of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance. Accordingly, the Company’s stockholders may not be able to sell their shares at the volumes, prices, or times that they desire.

Shares of the Company’s common stock are not insured

Investments in shares of the Company’s common stock are not deposits and are not insured against loss by the government.

We may be adversely affected by recent legislation.

The GLBA may have the result of increasing the competition that we face from larger banks and other financial institutions. Moreover, although it may do so in the future, the Company has not elected to become a financial holding company, so its activities may be more limited than those of institutions with which we compete that are financial holding companies. Financial holding companies that can offer customers a fuller range of products and services may be able to attract the business of current and prospective customers of the Bank. It is not possible to predict the full effect that GLBA will have on us.

The Sarbanes-Oxley Act of 2002 requires management of publicly traded companies to perform periodic assessments of their disclosure controls and internal controls over financial reporting. The Company is required to report on whether its disclosure controls are effective and whether there has been any material change in its internal control over financial reporting. Disclosure of deficiencies or weaknesses in our disclosure controls or changes in our internal control over financial reporting could cause an unfavorable impact to stockholder value by affecting the market value of our stock.

The Patriot Act reinforced the importance of implementing and following procedures required by the Bank Secrecy Act and money laundering issues. Non-compliance with this act or failure to file timely and accurate documentation could expose the Company to adverse publicity as well as fines and penalties assessed by regulatory agencies.

Periodically, the federal and state legislatures consider bills with respect to the regulation of financial institutions. Some of these proposals could significantly change the regulation of banks and the financial services industry. We cannot predict whether such proposals will be adopted or the impact on our business, earnings or operations of such future legislation.

We may be subject to claims and the costs of defensive actions.

Our customers may sue us for losses due to alleged breaches of fiduciary duties, errors and omissions of employees, officers and agents, incomplete documentation, our failure to comply with applicable laws and regulations, or many other reasons. Also, our employees may knowingly or unknowingly violate laws and regulations. Management may not be aware of any violations until after their occurrence. This lack of knowledge may not insulate us from liability. Claims and legal actions may result in legal expenses and liabilities that may reduce our profitability and hurt our financial condition.

We may not be able to keep pace with developments in technology.

We use various technologies in conducting our businesses, including telecommunication, data processing, computers, automation, internet-based banking, and debit cards. Technology changes rapidly. Our ability to compete successfully with other financial institutions may depend on whether we can exploit technological changes. We may not be able to exploit technological changes, and any investment we do make may not make us more profitable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Other than for banking purposes, we do not invest in real estate. We own and operate branches at the following locations:

Location	Type of Office	Square Footage
100 Spring Avenue in Chestertown, Maryland 21620	Main Office	16,000
600 Washington Avenue, Chestertown, Maryland 21620	Branch	3,500
166 North Main Street, Galena, Maryland 21635	Branch	2,000
21337 Rock Hall Avenue, Rock Hall, Maryland 21661	Branch	2,000
31905 River Road, Millington, Maryland 21651	Branch	2,584

We also own properties located off of Route 213 in Church Hill, Maryland and off of Route 544 in Chestertown, Maryland. We are currently constructing a new branch office at the Church Hill location, the completion of which is expected in late 2006. The Route 544 property is being held for possible future expansion purposes.

Item 3.	Legal Proceedings

We are not a party to, nor is any of our properties the subject of, any material pending legal proceedings other than routine litigation arising in the ordinary course of business. In the opinion of management, no such proceeding will have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2006, the Company had 610 stockholders of record. There is no established trading market for the shares of common stock of the Company, and transactions are infrequent and privately negotiated by the buyer and seller in each case. Management cannot predict whether any market will develop in the near future. Based on information provided to the Company by its transfer agent, the high and low sales prices for the shares of the Company’s common stock, along with cash dividends paid, for each quarterly period of 2004 and 2005 are set forth below. There may have been sales during these periods of which the Company is not aware.

	2004			2005
	Price Range		Dividends	Price Range		Dividends
	High	Low		High	Low
First Quarter	$45.00	$40.00	$0.34	$50.00	$45.00	$0.36
Second Quarter	51.02	40.00	0.34	50.00	45.00	0.37
Third Quarter	45.00	45.00	0.35	60.00	55.00	0.37
Fourth Quarter	45.00	39.00	0.35	60.00	40.00	0.38

In 2004 and 2005, the Company paid cash dividends to stockholders totaling $1,095,737 and $1,167,737, respectively. Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal and Maryland law and is generally dependent on the ability of the Bank to declare and pay dividends to the Company. For more information regarding these limitations, see Item 1A of Part I of this annual report under the caption, “The Company’s ability to pay dividends is limited”. There can be no assurance that dividends will be declared in any fiscal quarter.

The transfer agent for the shares of common stock of the Company is:

Peoples Bank of Kent County, Maryland
100 Spring Ave
Chestertown, MD 21620
410-778-3500

The Company did not purchase any shares of its common stock during the fourth quarter of 2005, and we have not adopted any compensation plan pursuant to which our executive officers may receive shares of the Company’s common stock.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data for the five years ended December 31, 2005 and is qualified in its entirety by the detailed information and consolidated financial statements, including the notes thereto, included elsewhere in this annual report.

	Years Ended December 31,
(Dollars in thousands, except per shares data)	2005	2004	2003	2002	2001

RESULTS OF OPERATIONS:
Interest revenue	$13,678	$10,535	$9,730	$10,080	$10,440
Interest expense	3,848	2,518	2,793	3,168	4,105
Net interest income	9,830	8,017	6,937	6,912	6,335
Provision for loan losses	480	62	88	133	61
Net interest income after provision for loan losses	9,350	7,955	6,849	6,779	6,274
Noninterest revenue	1,020	938	859	806	750
Noninterest expense	4,563	4,246	4,115	4,042	3,762
Income before income taxes	5,807	4,647	3,593	3,543	3,262
Income taxes	2,185	1,758	1,333	1,288	1,182
NET INCOME	$3,622	$2,889	$2,260	$2,255	$2,080

PER SHARE DATA:
Net income - basic	4.59	3.64	2.84	2.80	2.51
Net income - diluted	4.59	3.64	2.84	2.80	2.51
Dividends paid	1.48	1.38	1.30	1.23	1.14
Book value before accumulated other comprehensive income	29.88	26.77	24.62	23.24	21.93
Tangible book value before AOCI (1)	29.88	26.77	24.62	23.24	21.93

FINANCIAL CONDITION (at year end):
Assets	$238,291	$202,946	$180,397	$169,120	$155,543
Deposits	163,961	159,763	147,757	138.180	126,194
Total loans, net of unearned income
and allowance for loan losses	203,144	170,593	137,800	119,535	107,288
Stockholders’ equity	23,568	21,207	19,948	19,289	18,176

PERFORMANCE RATIOS (for the year):
Return on average assets	1.62%	1.54%	1.34%	1.41%	1.43%
Return on average stockholders’ equity	16.14%	13.98%	11.56%	12.43%	11.66%
Net interest margin	4.63%	4.52%	4.38%	4.63%	4.70%
Efficiency ratio (2)	42.06%	47.42%	52.78%	52.37%	53.10%
Dividend payout ratio	32.24%	37.92%	45.80%	43.95%	45.59%
Average stockholders’ equity to average total assets	10.01%	11.02%	11.60%	11.32%	12.29%

(1)	Total stockholders’ equity, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year-end.
(2)	Noninterest expense as a percentage of total revenue (net interest income plus total noninterest revenue). Lower ratios indicate improved productivity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the our consolidated financial statements and related notes and other statistical information included in Item 8 of Part II of this annual report. As used in this Item 7, the term “Company” refers to Peoples Bancorp, Inc. and, as the context requires, the Bank.

Overview

The Company recorded a 25.36% increase in net income for 2005 over 2004. Basic net income per share for 2005 was $4.59, compared to $3.64 for 2004, which represents an increase of 26.10%.

Return on average assets increased to 1.62% for 2005, compared to 1.54% for 2004 and 1.34% for 2003. Return on average stockholders’ equity for 2005 was 16.14%, compared to 13.98% for 2004 and 11.56% for 2003. Average assets increased in 2005 to $224,064,994 or 19.55%. In 2004 average assets increased to $187,417,577 up 11.18% over 2003. Average loans net of loan loss increased to $190,312,478 up 25.22% in 2005. In 2004 average loans net of loan loss increased to $151,982,588 up 19.36%. During the same period average deposits increased 19.36% to a balance of $161,722,188 over the 8.27% increased balance of $152,330,146 in 2004 versus 2003. Average stockholders’ equity increased 8.60% and 5.64% totaling $22,437,506 and $20,661,437 respectively for the year ended December 31, 2005 when compared to 2004 and year end December 31, 2004 compared to 2003.

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

The most significant accounting policies followed by the Company are presented in Note 1 to Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type on the consolidated balance sheets. Note 1 to Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included below under the caption “FINANCIAL CONDITION—Market Risk Management”.

RESULTS OF OPERATIONS

The Company reported net income of $3,621,906, or $4.59 per share, for the year ended December 31, 2005 which was an increase of $732,619 or 25.36% over $2,889,287, or $3.64 per share, for the year ended December 31, 2004.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between the interest-earning assets and the Company’s funding sources. The table “Average Balances, Interest, and Yield” that appears below shows the Company’s average volume of interest-earning assets and interest-bearing liabilities for 2005, 2004 and 2003, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table “Analysis of Changes in Net Interest Income” shows the amount of net interest income change from rate changes and from activity changes.

For the year ended December 31, 2005, net interest income increased $1,812,502, or 22.61%, to $9,829,805 from $8,017,303 for the year ended December 31, 2004. Net interest income for the year ended December 31, 2004 increased $1,079,427, or 15.56%, over net income for 2003. The increase in net interest income in 2005 was the result of an increase of $3,143,236 in interest income offset by an increase to interest expense of $1,330,733, while 2004’s increase was the result of a decrease in interest expense of $275,158 combined with an increase of $804,269 in interest income. In 2004, net interest income increased primarily because the balance of interest-earning assets grew faster than the balance of deposits and borrowed funds but in 2005 deposits grew moderately and the Company’s borrowed funds increased with loan demand. Net income was able to increase since loan income was earning a higher yield than what is being paid for borrowed funds. While the yield on interest-earning assets on a fully taxable basis decreased to 5.93% in 2004 from 6.12% in 2003 it increased to 6.43% in 2005. The combined effective rate on deposits and borrowed funds followed the same fluctuation by decreasing to 1.82% in 2004 from 2.23% in 2003 and then increasing to 2.27% in 2005.

The key performance measure for net interest income is the “net margin on interest-bearing assets”, or net interest income divided by average interest-earning assets. The Company’s net interest margin for 2005 on a fully taxable equivalent basis was 4.63%, compared to 4.52% for 2004 and 4.38% for 2003. Management attempts to maintain a net margin on interest-earning assets of 4.50% or higher. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management’s judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management’s expectations cannot be assured.

Average Balances, Interest, and Yield

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2005			December 31, 2004			December 31, 2003
	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$2,064,507	$66,709	3.23%	$3,057,225	$36,255	1.19%	$3,705,451	$41,600	1.12%
Interest-bearing deposits	72,422	2,560	3.53%	54,076	477	0.88%	21,379	216	1.01%
Investment securities:
U. S. government agency	19,885,915	779,182	3.92%	22,717,070	889,216	3.91%	28,595,830	1,278,464	4.47%
Other	1,774,041	56,111	3.16%	465,718	15,967	3.43%	405,722	17,436	4.30%
Total investment securities	21,659,956	835,293	3.86%	23,182,788	905,183	3.90%	29,001,552	1,295,900	4.47%
Loans:
Commercial	37,168,041	2,895,784	7.79%	29,993,615	1,836,365	6.12%	25,743,880	1,544,467	6.00%
Real Estate	149,410,396	9,551,555	6.39%	118,330,664	7,412,706	6.26%	98,504,453	6,570,415	6.67%
Installment	5,137,953	409,178	7.96%	4,875,125	388,914	7.98%	4,285,820	343,726	8.02%
Total loans	191,716,390	12,856,517	6.71%	153,199,404	9,637,985	6.29%	128,534,153	8,458,608	6.58%
Allowance for loan losses	1,403,912			1,216,816			1,201,178
Total loans, net of allowance	190,312,478	12,856,517	6.76%	151,982,588	9,637,985	6.34%	127,332,975	8,458,608	6.64%
Total interest-earning assets	214,109,364	13,761,079	6.43%	178,276,677	10,579,900	5.93%	160,061,357	9,796,324	6.12%
Non-interest-bearing cash	4,454,425			3,824,663			3,594,543
Premises and equipment	3,808,656			3,770,704			3,349,263
Other assets	1,692,549			1,545,533			1,569,883
Total assets	$224,064,994			$187,417,577			$168,575,046
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$44,117,225	$152,465	0.35%	$42,867,658	$153,793	0.36%	$38,733,833	$248,700	0.64%
Money market and supernow	19,315,930	106,961	0.55%	17,721,174	97,054	0.55%	14,309,314	101,283	0.71%
Other time deposits	67,349,173	2,227,448	3.31%	64,291,343	2,113,281	3.29%	64,835,213	2,354,874	3.63%
Total interest-bearing deposits	130,782,328	2,486,874	1.90%	124,880,175	2,364,128	1.89%	117,878,360	2,704,857	2.29%
Borrowed funds	39,100,082	1,361,323	3.48%	13,585,811	153,336	1.13%	7,224,042	87,765	1.21%
Total interest-bearing liabilities	169,882,410	3,848,197	2.27%	138,465,986	2,517,464	1.82%	125,102,402	2,792,622	2.23%
Noninterest-bearing deposits	30,939,860			27,449,971			22,820,952
	200,822,270			165,915,957			147,923,354
Other liabilities	805,218			840,183			1,092,776
Stockholders’ equity	22,437,506			20,661,437			19,558,916
Total liabilities and stockholders Equity	$224,064,994			$187,417,577			$168,575,046
Net interest spread			4.16%			4.11%			3.89%
Net interest income		$9,912,882			$8,062,436			$7,003,702
Net margin on interest-earning assets			4.63%			4.52%			4.38%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Analysis of Changes in Net Interest Income

	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2005 compared with 2004			2004 compared with 2003			2003 compared with 2002
	variance due to			variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume	Total	Rate	Volume
Earning assets
Federal funds sold	30,454	45,443	(14,989)	$(5,345)	$2,242	$(7,587)	$(7,867)	$(16,151)	$8,284
Interest-bearing deposits	2,083	1,872	211	261	(31)	292	(1,053)	(360)	(693)
Investment securities:
U. S. government agency	(110,034)	897	(110,931)	(389,248)	(146,797)	(242,451)	(509,854)	(253,110)	(256,744)
Other	40,144	(1,330),	41,474	(1,469)	(3,827)	2,358	(5,592)	(6,735)	1,143
Loans:
Demand and time	1,059,419	564,207	495,212	291,898	32,286	259,612	74,839	(200,754)	275,593
Mortgage	2,138,849	154,864	1,983,985	842,291	(418,374)	1,260,665	68,308	(538,995)	607,303
Installment	20,263	(668)	20,931	45,188	(1,833)	47,021	2,578	(27,729)	30,307
Total interest revenue	3,181,178	765,285	2,415,893	783,576	(536,334)	1,319,910	(378,641)	(1,043,834)	665,193

Interest-bearing liabilities
Savings and NOW deposits	(1,328)	(5,738)	4,410	(94,907)	(119,168)	24,261	(79,251)	(114,476)	35,225
Money market and supernow	9,907	1,087	8,820	(4,229)	(25,575)	21,346	(46,261)	(58,463)	12,202
Other time deposits	114,167	13,106	101,061	(241,593)	(221,991)	(19,602)	(195,627)	(345,088)	149,461
Other borrowed funds	1,207,987	635,510	572,477	65,571	(6,640)	72,211	(54,180)	(6,550)	(47,630)
Total interest expense	1,330,733	643,965	686,768	(275,158)	(373,374)	98,216	(375,319)	(524,577)	149,258

Net interest income	$1,850,445	$121,320	$1,729,125	$1,058,734	$(162,960)	$1,221,694	$(3,322)	$(519,257)	$515,935

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).
The variance that is due both to rate and volume is divided proportionally between the rate and volume variance.

Noninterest Revenue

Noninterest revenue for the 12 months ended December 31, 2005 was $1,019,698, compared to $938,107 in 2004 and $858,698 in 2003. These increases resulted primarily from increases in service charge income and overdraft checking fees during 2005 and 2004 when compared to 2003, which were the direct result of the increase in volume of deposit accounts that the Company experienced during 2004 and 2005. A significant portion of the service charges were debit card fees, which were $126,055 (a 23.33% increase over 2004) for the year ended December 31, 2005 and $99,779 (a 17.15% increase over 2003) for the year ended December 31, 2004. These cards are gaining increased acceptance by the Bank’s customer base.

The following table presents the principal components of noninterest revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

Noninterest Revenue

	2005	2004	2003
Service charges on deposit accounts	$795,289	$727,750	$660,349
Other noninterest revenue	224,409	210,357	198,349
Total noninterest revenue	$1,019,698	$938,107	$858,698

Noninterest revenue as a percentage of average total assets	0.46%	0.50%	0.51%

Noninterest Expense

Noninterest expense for the 12-month period ended December 31, 2005 increased by $316,315, or 7.45%, to $4,562,794, compared to an increase of $131,189, or 3.19%, to $4,246,479 in 2004 from $4,115,290 for 2003. The largest component of these increases were increases in compensation and related expenses of $156,475 to $2,787,695, or 5.95%, in 2005 and $56,579, or 2.20%, in 2004 to $2,631,220 from $2,574,641 in 2003. Due to increased fees charged by our third party data processor, data processing expenses increased $56,957 in 2005 and $55,926 in 2004. Professional fees increased by $28,840 in 2005 and $18,484 in 2004 as the result of hiring an outside regulatory compliance firm and additional use of legal counsel for compliance issues.

The following table presents the principal components of noninterest expense for the years ended December 31, 2005, 2004 and 2003, respectively.

Noninterest Expense

	2005	2004	2003
Compensation and related expenses	2,787,695	$2,631,220	$2,574,641
Occupancy expense	248,334	220,885	211,234
Furniture and equipment expense	201,657	188,778	200,517
Data processing and correspondent bank costs	552,970	496,014	440,088
Director fees	116,474	121,225	117,564
Postage	69,725	65,021	63,944
Office supplies	57,318	53,286	63,509
Professional fees	98,184	69,344	50,860
Printing and stationery	48,426	44,767	46,494
Public relations and contributions	58,682	52,613	56,968
Telephone	30,421	29,525	30,206
Regulatory assessments	37,438	35,877	35,416
Loan products	23,804	27,149	20,994
Advertising	39,074	36,915	33,830
Insurance	29,133	28,820	26,035
Other	163,459	145,040	142,990
Total noninterest expense	$4,562,794	$4,246,479	$4,115,290
Noninterest expense as a percentage of average total assets	2.04%	2.27%	2.44%

The Company’s effective income tax rate was 37.6% in 2005, 37.8% in 2004 and 37.1% in 2003.

Results for the Fourth Quarter of 2005

Net income for the three months ended December 31, 2005 was $939,564, compared to $843,628 for the corresponding period in 2004. Earnings per share for the fourth quarters of 2005 and 2004 were $1.19 and $1.06, respectively. Increases in net interest income and noninterest income for the three months ended December 31, 2005, compared to the corresponding period in 2004, were offset by increased income taxes and increased noninterest expenses.

After provisions for loan losses, the net interest income increase of $258,537, from $2,188,721 for the three months ended December 31, 2004 to $2,447,258 for the three months ended December 31, 2005, was due primarily to loan revenues increasing faster than the cost of increased borrowed funds that the Company needed to fund loan demand. When comparing the fourth quarter of 2005 to the fourth quarter of 2004, interest revenue increased $863,160 while interest expense increased $484,624, with $383,591 of the increase being for borrowed funds.

Noninterest income for the fourth quarter of 2005 increased $40,318 over noninterest income for the same period of 2004 to $254,662. This increase was due primarily to the increase in service charges as a result of an increased volume of deposits.

Total noninterest expense increased $153,478 to $1,195,319 for the quarter ended Decermber 31, 2005, from $1,041,841 for the corresponding quarter of 2004. This increase is primarily the result of an increase of $35,817 in salaries and employee benefits from $684,029 for the fourth quarter of 2004 to $719,846 for the corresponding quarter of 2005. Data processing expenses increased $10,639 from $131,635 in 2004 to $142,274 in 2005. Occupancy expense and Furniture and Equipment expense for the three months ended December 31, 2005 increased $27,873 and $45,904, respectively, over the same period of 2004.

FINANCIAL CONDITION

Assets

Total assets increased 17.42% to $238,291,437 at December 31, 2005 when compared to assets at December 31, 2004. Average total assets for 2005 were $224,064,994, an increase of 19.55% over 2004. The loan portfolio represented 88.89% of average earning assets in 2005, compared to 85.25% in 2004, and was the primary source of income for the Company.

Funding for loans is provided primarily by core deposits, fed funds, and Federal Home Loan Bank borrowings. Total deposits increased 2.63% to $163,961,370 at December 31, 2005, compared to an 8.13% increase for 2004.

Composition of Loan Portfolio

Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $190,312,478 and $151,982,588 for 2005 and 2004, respectively, which constituted 88.89% and 85.25% of average interest-earning assets for the respective years. At December 31, 2005, the Company’s loan to deposit ratio was 123.90% compared to 106.78% at December 31, 2004, while the average loans to average deposits were 117.68 % and 99.77% for 2005 and 2004, respectively. The securities sold under agreements to repurchase function like deposits with the securities providing collateral in place of the FDIC insurance. The Company’s ratio of average loans to average deposits plus repurchase agreements was 94.77% for the year December 31, 2005, compared to 91.60% for the year ended December 31, 2004. The Company extends loans primarily to customers located in and near Kent, Queen Anne’s and Cecil Counties, Maryland. There are no industry concentrations in the Company’s loan portfolio. The Company does, however, have a substantial portion of its loans in real estate and the real estate market in the region will influence its performance.

The following table sets forth the composition of the Company’s loan portfolio at December 31, 2005, 2004, 2003, 2002 and 2001:

Composition of Loan Portfolio

	December 31,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
	Amount	of total	Amount	of total	Amount	of total	Amount	of total	Amount	of total
Commercial	$36,389,714	17.78%	$29,907,330	17.41%	$24,491,326	17.62%	20,448,319	16.93%	17,973,414	16.57%
Real estate - residential	56,721,617	27.71%	51,490,957	29.97%	44,920,067	32.31%	40,930,186	33.90%	38,064,123	35.10%
Real estate - commercial	90,386,048	44.15%	68,912,371	40.11%	55,686,064	40.05%	46,289,177	38.33%	41,649,706	38.41%
Construction	13,135,029	6.41%	13,939,344	8.11%	6,953,199	5.00%	6,637,195	5.50%	4,733,073	4.36%
Consumer	8,082,938	3.95%	7,542,081	4.40%	6,978,148	5.02%	6,449,427	5.34%	6,022,091	5.56%
Total loans	204,715,346	100.00%	171,792,083	100.00%	139,028,804	100.00%	120,754,304	100.00%	108,442,407	100.00%
Deferred costs, net of deferred (fees)	77,703		4,901		(12,241)		(59,214)		(92,037)
Allowance for loan losses	(1,649,420)		(1,204,274)		(1,216,881)		(1,159,910)		(1,062,286)
Net loans	$203,143,629		$170,592,710		$137,799,682		119,535,180		107,288,084

The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of the Company’s loan portfolio at December 31, 2005.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2005
	One year	Over one	Over five
	or less	through five years	years	Total

Commercial	$33,944,763	$2,273,040	$171,911	$36,389,714
Real estate - residential	20,124,405	36,475,486	121,726	56,721,617
Real estate - commercial	43,492,220	46,755,776	138,052	90,386,048
Construction	13,135,029	0	0	13,135,029
Consumer	4,981,476	3,071,977	29,485	8,082,938
Total	$115,677,893	$88,576,279	$461,174	$204,715,346

Fixed interest rate	$68,794,912	$83,128,150	$289,263	$152,212,325
Variable interest rate	46,882,981	5,448,129	171,911	52,503,021
Total	$115,677,893	$88,576,279	$461,174	$204,715,346

At December 31, 2005, $52,503,021, or 25.65%, of the total loans were either variable rate loans or loans written on demand.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. See Note 4 to the Consolidated Financial Statements, which is included in Item 8 of Part II of this annual report, for further information about these commitments.

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

Risk Elements of Loan Portfolio

	For the Years Ended December 31
	2005	2004	2003	2002	2001

Non-Accrual Loans	$368,204	$12,092	$98,419	$149,681	$19,719
Accruing Loans Past Due 90 Days or More	15,336	206,000	189,497	132,172	181,600

The following table, “Allocation of Allowance for Loan Losses”, shows the specific allowance applied by loan type and also the general allowance included in the allowance for loan losses at December 31, 2005, 2004, 2003, 2002, and 2001:

Allocation of Allowance for Loan Losses

	2005		2004		2003		2002		2001
	Percentage (1)		Percentage (1)		Percentage (1)		Percentage (1)		Percentage (1)
Commercial	$538,305	17.78%	$171,504	17.41%	$156,707	17.62%	$131,735	16.93%	$143,574	16.57%
Real estate	836,059	78.27%	405,326	78.19%	300,086	77.36%	458,353	77.73%	360,990	77.87%
Consumer	129,320	3.95%	113,588	4.40%	184,397	5.02%	98,988	5.34%	95,370	5.56%
Unallocated	145,736		513,856		575,691		470,834		462,352
Total	$1,649,420	100.00%	$1,204,274	100.00%	$1,216,881	100.00%	$1,159,910	100.00%	$1,062,286	100.00%

(1) Percentage of loans in category to total loans

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan loss was $480,000 in 2005, which represents an increase of $418,500 over the $61,500 that was funded in 2004, which was a decrease of $26,400 from the $87,900 provision in 2003. The increase in the provision for loan losses was due to growth in the overall portfolio, specifically commercial real estate loans, which have a higher level of risk. The following table shows information about the allowance for loan losses for each of the last five years:

Allowance for Loan Losses

	2005	2004	2003	2002	2001
Balance at beginning of year	$1,204,274	$1,216,881	$1,159,910	$1,062,286	$1,011,144
Loan losses:
Commercial	0	61,145	9,812	15,473	644
Mortgages	0	0	0	0	0
Consumer	37,762	22,806	26,934	21,786	15,625
Total loan losses	37,762	83,951	36,746	37,259	16,269
Recoveries on loans previously charged off
Commercial	0	7,500	90	63	0
Mortgages	0	0	0	0	0
Consumer	2,908	2,344	5,727	1,820	6,321
Total loan recoveries	2,908	9,844	5,817	1,883	6,321
Net loan losses	34,854	74,107	30,929	35,376	9,948
Provision for loan losses charged to expense	480,000	61,500	87,900	133,000	61,090
Balance at end of year	$1,649,420	$1,204,274	$1,216,881	$1,159,910	$1,062,286

Allowance for loan losses to loans outstanding
at end of year	0.81%	0.71%	0.88%	0.97%	0.99%

Net charge-offs to average loans	0.02%	0.05%	0.02%	0.03%	0.01%

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

The Company had nonperforming loans of $383,540, $218,092, $287,916, $281,853 and $201,319 at December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. Nonperforming asset totals at December 31, 2005, 2004, 2003, 2002 and 2001 were the same as nonperforming loan totals. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 2005.

Investment Securities

Our security portfolio is categorized as available-for-sale and held to maturity. Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of our overall asset/liability management strategy. Available-for-sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in stockholders’ equity, net of applicable income taxes. We do not currently follow a strategy of making security purchases with a view of near-term resales and, therefore, do not own any securities classified as trading securities. Investment securities classified as held-to-maturity are held until they mature. Held-to maturity securities are held at amortized cost value. For additional information about the investment portfolio, see Note 3 to Consolidated Financial Statements, which is included in Item 8 of Part II of this annual report.

The following table sets forth the maturities and weighted average yields of the investment portfolio as of  December 31, 2005. (in thousands):

	Over 3 months
	3 Months or Less		to 1 Year		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousand)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Held to Maturity:
U.S. government agencies	$-	-	$3,005,632	2.56%	$6,447,209	3.83%	-	-	-	-
Mortgage backed securities	12,369	4.16%	-	-	-	-	-	-	-	-
Equity securities	-	-	-	-	-	-	-	-	2,282,400	3.16%
Total Held to Maturity	$12,369	4.16%	$3,005,632	2.56%	$6,447,209	3.83%	-	-	$2,282,400	3.16%

Available for Sale:
U.S. government agencies	$994,568	4.20%	$2,507,650	4.79%	$6,937,075	4.69%	-	-	-	-
Total Available for Sale	$994,568	4.20%	$2,507,650	4.79%	$6,937,075	4.69%	-	-	-	-

Liquidity Management

Liquidity describes the Company’s ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. The funds invested in federal funds sold also provide liquidity, as do lines of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The aggregate amount available from correspondent banks under all lines of credit at December 31, 2005 was $20,400,000. Additionally, the Company has a partially funded line of credit from the Federal Home Loan Bank of Atlanta. This line is secured by the Company’s residential mortgage loans

Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 17.47% of average deposits for 2005, compared to 19.77% for 2004.

The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date and amounts and expected maturities of significant commitments.

	Payment Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	More than 3 Years
Time deposit including Certificate of deposits $100,000 and over	$70,017,321	$27,378,152	$23,956,567	$18,682,602
Borrowings and repurchase agreements	9,251,240	8,851,240	400,000	-
Federal Home Loan Bank of Atlanta	40,700,000	12,000,000	21,700,000	7,000,000
Data processing	1,823,800	497,400	994,800	331,600
Total	$121,792,361	$48,726,792	$47,051,367	$26,014,202

Other Commitments	Amount of Commitment-Expiration by Period
Commitments	Total	Less than 1 Year	1-3 Years	More than 3 Years
Commitments to Extend Credit	$24,232,716	$3,662,692	$3,657,844	$16,912,180
Standby Letters of Credit	2,912,325	2,379,196	553,129	-
Total	$27,145,041	$6,041,888	$4,190,973	$16,912,180

Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Market Risk Management

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

The interest rate sensitivity position at December 31, 2005 is presented in the table “Interest Sensitivity Analysis”. The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. The Company was asset-sensitive for the first 12-month time horizon and asset-sensitive thereafter. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Because all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis

	December 31, 2005
	Within	After three	After one
	Three	but within	but within	After
	Months	twelve months	five years	five years	Total
Assets
Earning assets
Interest-bearing deposits	$9,689	$0	$0	$0	$9,689
Federal funds sold	2,099,705	0	0	0	2,099,705
Investment securities
Available for sale	994,568	2,507,650	6,937,075	0	10,439,293
Held to maturity	12,369	3,005,633	6,447,208	0	9,465,210
Other	0	0	0	2,282,400	2,282,400
Loans	77,074,186	38,603,707	88,576,279	461,174	204,715,346
Total earning assets	$80,190,517	$44,116,990	$101,960,562	$2,743,574	$229,011,643

Liabilities
Interest-bearing liabilities
Money market and Supernow	$18,022,732	$0	$0	$0	$18,022,732
Savings and NOW deposits	42,411,639	0	0	0	42,411,639
Certificates $100,000 and over	3,038,009	5,135,214	13,709,904	0	21,883,127
Certificates under $100,000	4,417,458	14,787,470	28,908,847	20,419	48,134,194
Securities sold under agreements
to repurchase	8,248,348	602,892	400,000	0	9,251,240
Notes payable	3,000,000	9,000,000	26,700,000	2,000,000	40,700 000
Total interest-bearing liabilities	$79,138,186	$29,525,576	$69,718,751	$2,020,419	$180,402,932

Period gap	$1,052,331	$14,591,414	$32,241,811	$723,155	$48,608,711
Cumulative gap	$1,052,331	15,645,743	47,885,556	48,608,711	48,608,711
Ratio of cumulative gap to
total earning assets	0.46%	6.83%	20.91%	21.23%	21.23%

In addition to gap analysis, the Company uses simulation models to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 2005 and 2004, the models produced similar sensitivity profiles for net interest income and the fair value of capital, which are provided below.

	Immediate Change in Rates
	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit
2005
% Change in Net Interest Income	2.12%	1.08%	-1.24%	- 2.94%	± 10%
% Change in Fair Value of Capital	3.27%	1.68%	-1.81%	- 3.77%	± 20%
2004
% Change in Net Interest Income	4.04%	2.06%	-2.58%	- 6.83%	±7.5%
% Change in Fair Value of Capital	10.32%	5.22%	-5.48%	-11.50%	± 20%

The change in the Company’s interest rate sensitivity profile from 2004 to 2005 resulted from an increase in the Company’s excess assets repricing within one year from $60,920,000 as of December 31, 2004 to $79,589,000 at December 31, 2005

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $31,416,424, or 22.69%, to $169,882,410 in 2005, compared to an increase of $13,363,584, or 10.68%, to $138,465,986 in 2004, from $125,102,402 in 2003. Average interest-bearing deposits increased $5,902,153, or 4.73% to $130,782,328 in 2005 and $7,001,815, or 5.94%, to $124,880,175 in 2004, from $117,878,360 in 2003. Correspondingly, average demand deposits increased $3,489,889,or 12.71%, to $30,939,860 in 2005, and $4,629,019, or 20.28% to $27,449,971 in 2004, from $22,820,952 in 2003.

Total deposits at December 31, 2005 were $163,961,370, compared to $159,762,826 at December 31, 2004 and $147,756,678 at December 31, 2003, or increases of 2.63% and 8.13%, respectively.

The following table sets forth the Company’s deposits by category at December 31, 2005, 2004 and 2003, respectively.

	December 31,
	2005		2004		2003
		Percent of		Percent of		Percent of
	Amount	deposits	Amount	deposits	Amount	deposits
Demand deposit accounts	$33,509,679	20.44%	$28,596,460	17.90%	$25,022,203	16.93%
Savings and NOW accounts	42,411,639	25.87%	45,010,613	28.17%	41,724,536	28.24%
Money market and Supernow accounts	18,022,731	10.99%	21,248,016	13.30%	14,961,431	10.13%
Time deposits less than $100,000	48,134,194	29.36%	46,368,806	29.02%	47,205,814	31.95%
Time deposits of $100,000 or more	21,883,127	13.34%	18,538,931	11.61%	18,842,694	12.75%
Total deposits	$163,961,370	100.00%	$159,762,826	100.00%	$147,756,678	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for the Company’s loan portfolio and other earning assets. The Company’s core deposits increased $854,349 during 2005. In the past deposits, and particularly core deposits, have been the Company’s primary source of funding and had enabled the Company to meet its short-term liquidity needs but due to increased loan demand the Company has borrowed from correspondent banks and the Federal Home Loan Bank of Atlanta to meet liquidity needs. The maturity distribution of the Company’s time deposits over $100,000 at December 31, 2005 is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2005
			After six
		After three	through
	Within three	through	12	After 12
	months	six months	Months	Months	Total
Certificates of Deposit - $100,000 or more	$3,038,009	$1,488,454	$3,646,760	$13,709,904	$21,883,127

Large certificate of deposit customers tend to be extremely sensitive to interest rates, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, the Company does not typically purchase brokered deposits.

The average balance of borrowings increased $25,514,271, or 187.80%, in 2005, compared to an increase of $6,361,769, or 88.06%, in 2004. The increase in 2005 over 2004 was due primarily to the fact that deposits did not increase at a corresponding rate to offset strong loan demand.

Short-term Borrowings

The following table sets forth the Company’s position with respect to short-term borrowings for each of the last three years ended December 31:

	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
At year end:
Federal Home Loan Bank (daily re-price)	$2,000,000	4.44%	$5,200,000	2.44%	$-	-
Retail Repurchase Agreements	6,531,240	2.04%	4,968,407	0.52%	8,974,509	0.23%
Federal Funds Borrowed	2,720,000	4.63%	5,120,000	2.63%	-	-
Total	$11,251,240		$15,288,407		$8,974,509

Average for the year:
Federal Home Loan Bank (daily re-price)	$7,447,295	2.91%	$2,260,246	2.07%	$-	-
Retail Repurchase Agreements	5,485,997	1.08%	5,759,429	0.62%	4,857,045	0.86%
Federal Funds Borrowed	3,314,220	3.49%	855,754	2.18%	170,753	1.40%

Maximum Month End Balance:
Federal Home Loan Bank (daily re-price)	$13,700,000		$4,200,000		$-
Retail Repurchase Agreements	10,587,921		8,557,903		8,925,864
Federal Funds Borrowed	8,000,000		3,750,000		2,200,000

The Company may borrow up to approximately 25% of total assets from the Federal Home Loan Bank (FHLB) through any combination of notes or line of credit advances. Both the notes payable and the line of credit are secured by a floating lien on all of the Company’s real estate mortgage loans. The Company was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

The Company provides collateral of 105% of the repurchase agreement balances by pledging U.S. Government Agency securities.

The Bank has lines of credit of $17,400,000 in unsecured overnight federal funds and $3,000,000 in secured overnight federal funds with correspondent banks at December 31, 2005.

Capital

Under the capital adequacy guidelines of the FRB and the FDIC, the Company and the Bank are required to maintain minimum capital ratios. These requirements are described above in Item 1 or Part I under “Regulation and Supervision—Capital Requirements”. At December 31, 2005, 2004, and 2003, the Company and the Bank were considered “well-capitalized”. The following table compares the capital ratios of the Bank with the regulatory minimums. Because the Company’s only asset other than its equity interest in the Bank is a small amount of cash, its capital ratios do not differ materially from those of the Bank.

Analysis of Capital
		2005		2004		2003
	Required	Consolidated		Consolidated		Consolidated
	Minimums	Company	Bank	Company	Bank	Company	Bank
Total risk-based capital ratio	8.0%	13.0%	12.8%	13.8%	13.6%	15.5%	15.3%
Tier I risk-based capital ratio	4.0%	12.1%	12.0%	13.1%	12.9%	14.6%	14.4%
Tier I leverage ratio	4.0%	10.1%	9.9%	10.8%	10.6%	10.9%	10.7%

Accounting Rule Changes

Summarized below are the accounting rule changes impacting financial institutions that were approved during 2005.

FASB Statement No. 154, Accounting Changes and Error Corrections replaces APB Opinion No. 20 Accounting Changes and FASB Statement No. 3 Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. FASB Statement No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. It applies to all voluntary changes in accounting principle. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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

FASB Statement No. 123R, Share Based Payment, revises FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. Statement 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Statement 123R requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. As such, it eliminated the alternative provided by Statement 123 that such costs could be measured either by using fair value or by using Opinion 25’s intrinsic value method of accounting which generally did not result in the recognition of compensation costs as a result of the grant of stock options to employees. In addition, Statement 123R amends FASB Statement No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. Statement 123R becomes effective as of the first interim or annual reporting period that begins after December 15, 2005.

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

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

The information required by this item may be found in Item 7 of this Part II under the caption “FINANCIAL CONDITION—Market Risk Management”, which is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Peoples Bancorp, Inc.
Chestertown, Maryland

We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. and Subsidiary as of December 31, 2005, 2004, and 2003, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. and Subsidiary as of December 31, 2005, 2004, and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP

Baltimore, Maryland
January 11, 2006

CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004

ASSETS

	2005	2004	2003
Cash and due from banks	$4,709,890	$3,965,562	$3,479,325
Federal funds sold	2,099,705	1,947,273	7,509,247
Securities available for sale	10,439,293	14,138,781	22,900,671
Securities held to maturity (fair value of $9,300,811,
$5,954,063, and $3,043,869)	9,465,210	6,011,312	3,034,573
Federal Home Loan Bank stock, at cost	2,282,400	864,800	410,900
Loans, less allowance for loan losses of $1,649,420,
$1,204,274, and $1,216,881	203,143,629	170,592,710	137,799,682
Premises and equipment	3,812,831	3,794,199	3,747,201
Accrued interest receivable	1,268,377	908,069	897,059
Deferred income taxes	304,888	38,411	-
Other assets	765,214	684,588	617,991
	$238,291,437	$202,945,705	$180,396,649

LIABILITIES AND STOCKHOLDERS' EQUITY

	2005	2004	2003

Deposits
Noninterest bearing checking	$33,509,679	$28,596,460	$25,022,203
Savings and NOW	42,411,639	45,010,613	41,724,536
Money market and Super NOW	18,022,731	21,248,016	14,961,431
Other time	70,017,321	64,907,737	66,048,508
	163,961,370	159,762,826	147,756,678
Securities sold under repurchase agreements
and federal funds purchased	9,251,240	10,088,407	8,974,509
Federal Home Loan Bank advances	40,700,000	11,200,000	3,000,000
Accrued interest payable	319,987	271,081	312,325
Income taxes payable	100,786	75,677	38,121
Deferred income taxes	-	-	99,081
Other liabilities	389,833	340,396	268,354
	214,723,216	181,738,387	160,449,068
Stockholders' equity
Common stock, par value $10 per share; authorized 1,000,000
shares; issued and outstanding 789,012 shares in 2005 and 2004
and 794,012 shares in 2003	7,890,120	7,890,120	7,940,120
Additional paid-in capital	2,920,866	2,920,866	2,920,866
Retained earnings	12,763,903	10,309,734	8,691,184
	23,574,889	21,120,720	19,552,170
Accumulated other comprehensive income	(6,668)	86,598	395,411
	23,568,221	21,207,318	19,947,581
	$238,291,437	$202,945,705	$180,396,649

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
December 31, 2005, 2004 and 2003

	2005	2004	2003

Interest revenue
Loans, including fees	$12,812,125	$9,632,923	$8,452,807
U.S. government agency securities	743,208	849,904	1,219,429
Federal funds sold	66,709	36,255	41,599
Other	55,960	15,685	16,663
Total interest revenue	13,678,002	10,534,767	9,730,498
Interest expense
Certificates of deposit of $100,000 or more	692,465	617,585	653,172
Other deposits	1,794,409	1,746,543	2,051,685
Borrowed funds	1,361,323	153,336	87,765
Total interest expense	3,848,197	2,517,464	2,792,622
Net interest income	9,829,805	8,017,303	6,937,876
Provision for loan losses	480,000	61,500	87,900
Net interest income after provision for loan losses	9,349,805	7,955,803	6,849,976
Noninterest revenue
Service charges on deposit accounts	795,289	727,750	660,349
Other noninterest revenue	224,409	210,357	198,349
Total noninterest revenue	1,019,698	938,107	858,698
Noninterest expense
Salaries	2,114,062	2,051,190	1,922,923
Employee benefits	673,633	580,030	651,718
Occupancy	248,334	220,885	211,234
Furniture and equipment	201,657	188,778	200,517
Other operating	1,325,108	1,205,596	1,128,898
Total noninterest expense	4,562,794	4,246,479	4,115,290

Income before income taxes	5,806,709	4,647,431	3,593,384

Income taxes	2,184,803	1,758,144	1,333,012

Net income	$3,621,906	$2,889,287	$2,260,372

Earnings per common share - basic and diluted	$4.59	$3.64	$2.84

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
December 31, 2005, 2004 and 2003

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2002	801,304	$8,013,040	$2,920,866	$7,684,854	$669,749

Net income	-	-	-	2,260,372	-	$2,260,372
Unrealized loss on investment
securities available for sale net
of income taxes of $173,989	-	-	-	-	(274,338)	(274,338)
Comprehensive income						$1,986,034
Repurchase of stock	(7,292)	(72,920)	-	(218,760)	-
Cash dividend, $1.30 per share	-	-	-	(1,035,282)	-

Balance, December 31, 2003	794,012	7,940,120	2,920,866	8,691,184	395,411

Net income	-	-	-	2,889,287	-	$2,889,287
Unrealized loss on investment
securities available for sale net
of income taxes of $194,303	-	-	-	-	(308,813)	(308,813)
Comprehensive income						$2,580,474
Repurchase of stock	(5,000)	(50,000)	-	(175,000)	-
Cash dividend, $1.38 per share	-	-	-	(1,095,737)	-

Balance, December 31, 2004	789,012	7,890,120	2,920,866	10,309,734	86,598

Net income	-	-	-	3,621,906	-	$3,621,906
Unrealized loss on investment
securities available for sale net
of income taxes of $58,682	-	-	-	-	(93,266)	(93,266)
Comprehensive income						$3,528,640
Cash dividend, $1.48 per share	-	-	-	(1,167,737)	-

Balance, December 31, 2005	789,012	$7,890,120	$2,920,866	$12,763,903	$(6,668)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2005, 2004 and 2003

	2005	2004	2003

Cash flows from operating activities
Interest received	$13,226,060	$10,519,265	$9,835,970
Fees and commissions received	1,019,698	938,107	833,019
Interest paid	(3,799,292)	(2,558,708)	(2,837,773)
Cash paid to suppliers and employees	(4,384,288)	(4,061,993)	(3,909,839)
Income taxes paid	(2,367,415)	(1,663,531)	(1,227,249)
	3,694,763	3,173,140	2,694,128
Cash flows from investing activities
Proceeds from maturities and calls of investment securities
Held to maturity	1,002,022	2,709	2,000,000
Available for sale	11,500,000	8,250,000	10,005,980
Purchase of investment securities
Held to maturity	(4,453,116)	(2,983,570)	(3,017,860)
Available for sale	(7,936,505)	-	-
Purchase of Federal Home Loan Bank stock	(1,417,600)	(653,100)	(25,200)
Proceeds from redemption of Federal Home Loan Bank stock	-	199,200	-
Loans made, net of principal collected	(32,958,117)	(32,837,386)	(18,305,429)
Purchase of premises, equipment, and software	(228,327)	(231,049)	(536,051)
Proceeds from sale of equipment	-	5,010	-
	(34,491,643)	(28,248,186)	(9,878,560)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	5,109,584	(1,140,771)	2,296,985
Other deposits	(911,040)	13,146,919	7,279,827
Securities sold under repurchase agreements and
federal funds purchased	(837,167)	1,113,898	3,247,195
Advances under (repayments of) Federal Home Loan Bank advances	29,500,000	8,200,000	(2,000,000)
Dividends paid	(1,167,737)	(1,095,737)	(1,035,282)
Repurchase of stock	-	(225,000)	(291,680)
	31,693,640	19,999,309	9,497,045

Net increase (decrease) in cash and cash equivalents	896,760	(5,075,737)	2,312,613

Cash and cash equivalents at beginning of year	5,912,835	10,988,572	8,675,959

Cash and cash equivalents at end of year	$6,809,595	$5,912,835	$10,988,572

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The accounting and reporting policies reflected in the accompanying financial statements conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Principles of consolidation

Peoples Bancorp, Inc. is a one-bank holding company. Its wholly-owned subsidiary, Peoples Bank of Kent County, Maryland (the “Bank”), is a financial institution operating primarily in Kent and Queen Anne’s Counties. The consolidated financial statements include the accounts of the Company and the Bank. Intercompany balances and transactions have been eliminated. References in these notes to “the Company” are intended to mean Peoples Bancorp, Inc. and, as the context requires, the Bank.

Nature of business

The Company offers deposit services and loans to individuals, small businesses, associations, and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders, and travelers cheques. The Company also offers credit card services and discount brokerage services through a correspondent.

Use of estimates

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For the Years Ended December 31, 2005, 2004 and 2003

1.	Summary of Significant Accounting Policies (Continued)

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment securities

As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost which is cost adjusted for amortization of premiums and accretion of discounts to maturity, or over the expected life in the case of mortgage-backed securities. Amortization and accretion are recorded using the interest method. Securities which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Gains and losses on the sale of securities are determined using the specific identification method.

Loans and allowance for loan losses

Loans are stated at their outstanding unpaid principal balance adjusted for deferred origination costs, deferred origination fees, and the allowance for loan losses.

Interest on loans is accrued based on the principal amounts outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. The accrual of interest is discontinued when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. When the accrual of interest is discontinued, loans are reviewed for impairment. Past due status is based on contractual terms of the loan. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest income.

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loan losses are charged against the allowance when management believes a loan is uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Per share data

Earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding were 789,012, 793,343, and 795,860, for 2005, 2004, and 2003, respectively. There are no dilutive shares.

2.	Cash and Due From Banks

The Company normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $4,729,172 for 2005, $5,326,371 for 2004, and $5,816,491 for 2003.

Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Company’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	cost	gains	losses	value
Available for sale
U. S. government agency	$10,450,161	$8,228	$19,096	$10,439,293

Held to maturity
U. S. government agency	$9,452,841	$-	$164,487	$9,288,354
Mortgage-backed securities	12,369	88	-	12,457
	$9,465,210	$88	$164,487	$9,300,811

December 31, 2004
Available for sale
U. S. government agency	$13,997,627	$146,429	$5,275	$14,138,781

Held to maturity
U. S. government agency	$5,996,893	$-	$57,372	$5,939,521
Mortgage-backed securities	14,419	123	-	14,542
	$6,011,312	$123	$57,372	$5,954,063

December 31, 2003
Available for sale
U. S. government agency	$22,256,155	$644,516	$-	$22,900,671

Held to maturity
U. S. government agency	$3,017,409	$9,201	$-	$3,026,610
Mortgage-backed securities	17,164	95	-	17,259
	$3,034,573	$9,296	$-	$3,043,869

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities (Continued)

Contractual maturities and the amount of pledged securities are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
December 31, 2005	cost	value	cost	value
Maturing
Within one year	$3,503,243	$3,502,218	$3,005,633	$2,964,900
Over one to five years	6,946,918	6,937,075	6,447,208	6,323,454
Mortgage-backed	-	-	12,369	12,457
	$10,450,161	$10,439,293	$9,465,210	$9,300,811

Pledged securities	$1,524,062	$1,524,626	$6,752,881	$6,638,392

December 31, 2004
Maturing
Within one year	$11,478,014	$11,562,125	$1,000,459	$992,400
Over one to five years	2,519,613	2,576,656	4,996,434	4,947,121
Mortgage-backed	-	-	14,419	14,542
	$13,997,627	$14,138,781	$6,011,312	$5,954,063

Pledged securities	$6,704,998	$6,779,915	$1,725,188	$1,711,481

December 31, 2003
Maturing
Within one year	$8,255,144	$8,353,384	$-	$-
Over one to five years	14,001,011	14,547,287	3,017,409	3,026,610
Mortgage-backed	-	-	17,164	17,259
	$22,256,155	$22,900,671	$3,034,573	$3,043,869

Pledged securities	$10,259,738	$10,578,092	$-	$-

Investments are pledged to secure the deposits of federal and local governments and as collateral on repurchase agreements.

Securities in a continuous unrealized loss position at December 31, 2005, are as follows:

	Less than 12 months		12 months or longer		Total

	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value

U.S. government agency	$91,707	$11,294,107	$91,876	$4,902,900	$183,583	$16,197,007

All unrealized losses on securities as of December 31, 2005 are considered to be temporary losses. Each security will be redeemed at face value at, or prior to, maturity. In most cases, the temporary impairment in value is caused by market interest rate fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans and Allowance for Loan Losses

Major classifications of loans as of December 31, are as follows:

	2005	2004	2003

Real estate
Residential	$56,721,617	$51,490,957	$44,920,067
Commercial	90,386,048	68,912,371	55,686,064
Construction	13,135,029	13,939,344	6,953,199
Commercial	36,389,714	29,907,330	24,491,326
Consumer	8,082,938	7,542,081	6,978,148
	204,715,346	171,792,083	139,028,804
Deferred costs, net of deferred (fees)	77,703	4,901	(12,241)
Allowance for loan losses	(1,649,420)	(1,204,274)	(1,216,881)
	$203,143,629	$170,592,710	$137,799,682

The rate repricing and maturity distribution of the loan portfolio is as follows:

Within ninety days	$77,074,186	$65,627,257	$49,904,055
Over ninety days to one year	38,603,707	22,649,886	16,469,610
Over one year to five years	88,576,279	83,262,892	72,304,355
Over five years	461,174	252,048	350,784
	$204,715,346	$171,792,083	$139,028,804

Transactions in the allowance for loan losses were as follows:

Beginning balance	$1,204,274	$1,216,881	$1,159,910
Provision charged to operations	480,000	61,500	87,900
Recoveries	2,908	9,844	5,817
	1,687,182	1,288,225	1,253,627
Loans charged off	37,762	83,951	36,746
Ending balance	$1,649,420	$1,204,274	$1,216,881

Management has identified no significant impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans and Allowance for Loan Losses (Continued)

Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at December 31, are as follows:

	2005	2004	2003

Nonaccrual loan balances	$368,204	$12,092	$98,419
Interest not accrued	27,260	251	1,957

Amounts past due 90 days or more at December 31, still accruing interest, are as follows:

Demand and time	$3,365	$-	$84,645
Mortgage	-	173,753	84,925
Installment	11,971	32,247	19,927
	$15,336	$206,000	$189,497

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, are as follows:

Check loan lines of credit	$828,720	$745,098	$693,553
Mortgage lines of credit	8,255,712	14,113,824	11,301,468
Other lines of credit	11,285,831	12,880,970	8,298,066
Undisbursed construction loan commitments	3,862,453	7,013,817	5,626,555
	$24,232,716	$34,753,709	$25,919,642

Standby letters of credit	$2,912,325	$2,056,715	$2,199,496

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

Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Company’s exposure to credit loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment. Management is not aware of any accounting loss the Company will incur by the funding of these commitments.

The Company lends to customers located primarily in and near Kent County, and Queen Anne’s County, Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Premises and Equipment

A summary of premises and equipment and related depreciation expense as of December 31, is as follows:

	2005	2004	2003

Land	$1,560,465	$1,549,965	$1,549,115
Premises	3,039,866	2,949,047	2,980,449
Furniture and equipment	1,973,841	1,865,644	1,755,805
	6,574,172	6,364,656	6,285,369
Accumulated depreciation	2,761,341	2,570,457	2,538,168
Net premises and equipment	$3,812,831	$3,794,199	$3,747,201

Depreciation expense	$190,884	$178,073	$207,216

Computer software included in other assets and the related amortization are as follows:

	2005	2004	2003

Cost	$69,284	$50,473	$72,073
Accumulated amortization	53,608	50,473	72,037
Net computer software	$15,676	$-	$36

Amortization expense	$3,134	$36	$8,155

The Company has signed agreements with contractors for construction of a new branch in Church Hill, Maryland. Remaining payments to the contractors under the agreements totaled $752,658 as of December 31, 2005.

6. Other Time Deposits

Maturities of other time deposits as of December 31, are as follows:

	2005	2004	2003

Within one year	$27,378,152	$16,025,716	$17,342,606
Over one to two years	17,193,692	16,283,566	7,041,801
Over two to three years	6,762,875	18,643,709	16,185,058
Over three to five years	18,662,183	13,903,654	25,446,755
Over five years	20,419	51,092	32,288
	$70,017,321	$64,907,737	$66,048,508

Included in other time deposits are certificates of deposit in amounts of $100,000 or more of $21,883,127, $18,538,931, and $18,842,694, as of December 31, 2005, 2004, and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements represent overnight borrowings from customers. The government agency securities that are the collateral for these agreements are owned by the Company and maintained in the custody of a nonaffiliated bank. Additional information is as follows:

	2005	2004	2003

Maximum month-end amount outstanding	$10,587,921	$8,557,903	$8,925,864
Average amount outstanding	5,485,997	5,759,429	4,857,045
Average rate paid during the year	1.08%	0.62%	0.86%
Investment securities underlying agreements at year-end
Carrying value	6,110,649	6,290,636	4,536,082
Estimated fair value	6,026,190	6,276,929	4,637,135

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Notes Payable and Lines of Credit

The Company may borrow up to approximately 25% of total assets from the Federal Home Loan Bank (FHLB) through any combination of notes or line of credit advances. Both the notes payable and the line of credit are secured by a floating lien on all of the Company’s real estate mortgage loans. The Company was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

The Company’s borrowings from the Federal Home Loan Bank as of December 31, 2005, 2004, and 2003, are summarized as follows:

Maturity	Interest	2005	2004	2003
date	rate	Balance	Balance	Balance

Daily	variable	$2,000,000	$5,200,000	$-
March 10, 2015	3.44%	2,000,000	-	-
December 2, 2009	5.08%	5,000,000	-	-
October 21, 2008	4.37%	2,000,000	-	-
June 20, 2008	4.37%	2,000,000	-	-
April 11, 2008	4.36%	3,000,000	-	-
March 10, 2008	4.24%	2,000,000	-	-
December 20, 2007	4.32%	2,000,000	-	-
October 22, 2007	4.17%	1,700,000	-	-
September 10, 2007	4.14%	2,000,000	-	-
June 25, 2007	4.16%	2,000,000	-	-
April 5, 2007	4.32%	2,000,000	-	-
April 2, 2007	4.35%	2,000,000	-	-
January 25, 2007	variable	1,000,000	1,000,000	-
December 8, 2006	variable	1,000,000	1,000,000	-
October 30, 2006	4.80%	5,000,000	-	-
July 25, 2006	3.41%	1,000,000	-	-
March 17, 2006	variable	1,000,000	1,000,000	-
March 17, 2006	variable	1,000,000	1,000,000	-
January 25, 2006	3.28%	1,000,000	-	-
April 1, 2005	1.66%	-	1,000,000	1,000,000
April 1, 2005	2.41%	-	1,000,000	-
October 1, 2004	variable	-	-	1,000,000
April 1, 2004	1.26	-	-	1,000,000
		$40,700,000	$11,200,000	$3,000,000

In addition to the line from the FHLB, the Company has lines of credit of $17,400,000 in unsecured overnight federal funds and $3,000,000 in secured overnight federal funds at December 31, 2005. As of December 31, 2005, the Company had borrowed $2,720,000 under the unsecured federal funds lines of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income Taxes

The components of income tax expense are as follows:

	2005	2004	2003
Current
Federal	$2,003,151	$1,439,202	$1,173,509
State	389,373	261,885	168,726
	2,392,524	1,701,087	1,342,235
Deferred	(207,721)	57,057	(9,223)
	$2,184,803	$1,758,144	$1,333,012

The components of the deferred income tax expense are as follows:

	2005	2004	2003

Provision for loan losses	$(171,863)	$4,816	$(22,002)
Prepaid pension costs	5,163	17,436	13,729
Depreciation	16,880	39,943	3,589
Discount accretion	(30,530)	12,138	8,551
Foreclosed real estate	-	1,158	(1,158)
Nonaccrual interest	(10,431)	659	1,298
Deferred compensation	(16,940)	(19,093)	(13,230)
	$(207,721)	$57,057	$(9,223)

The components of the net deferred income tax asset (liability) are as follows:

	2005	2004	2003

Deferred income tax assets
Allowance for loan losses	$508,024	$336,161	$340,977
Deferred compensation	126,424	109,484	90,391
Foreclosed real estate	-	-	1,158
Nonaccrual interest	10,528	97	756
Unrealized loss on investment securities available for sale	4,200	-	-
	649,176	445,742	433,282
Deferred income tax liabilities
Depreciation	143,453	126,573	86,630
Discount accretion	9,436	39,966	27,828
Prepaid pension costs	191,399	186,236	168,800
Unrealized gain on investment securities available for sale	-	54,556	249,105
	344,288	407,331	532,363
Net deferred income tax asset (liability)	$304,888	$38,411	$(99,081)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income Taxes (Continued)

A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:

Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Tax effect of
Tax-exempt income	(0.4)	(0.1)	(0.1)
State income taxes, net of federal benefit	4.0	3.8	3.1
Other, net	-	0.1	0.1
	37.6%	37.8%	37.1%

10.	Profit Sharing Plan

The Company has a profit sharing plan qualifying under section 401(k) of the Internal Revenue Code that covers all employees with one year of service who have attained age 21. The Company matches 15% of employee contributions to the Plan, up to a maximum of 2% of pay. The Company may make discretionary contributions to the Plan in amounts approved by the Board of Directors. The Company’s contributions to the plan, included in expenses for 2005, 2004, and 2003, were $48,884, $38,860, and $38,581, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Pension

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

The following table sets forth the financial status of the plan at December 31:

	2005	2004	2003
Change in plan assets
Fair value of plan assets at beginning of year	$1,431,240	$1,809,209	$1,627,676
Actual return on plan assets	52,321	57,280	66,935
Employer contribution	183,075	153,802	125,516
Benefits paid	(34,552)	(589,051)	(10,918)
Fair value of plan assets at end of year	1,632,084	1,431,240	1,809,209
Change in benefit obligation
Benefit obligation at beginning of year	1,582,005	1,890,598	1,617,521
Service cost	144,886	93,593	84,200
Interest cost	97,965	106,452	120,872
Benefits paid	(34,552)	(589,051)	(10,918)
Actuarial loss	742,997	80,413	78,923
Benefit obligation at end of year	2,533,301	1,582,005	1,890,598
Funded status	(901,217)	(150,765)	(81,389)
Unamortized prior service cost	(8,267)	(9,644)	(11,021)
Unrecognized net loss	1,410,564	653,608	545,950
Unamortized net obligation from transition	(5,484)	(10,973)	(16,462)
Prepaid pension expense included in other assets	$495,596	$482,226	$437,078

Accumulated benefit obligation	$1,411,059	$843,696	$1,233,644

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Pension (Continued)

Net pension expense includes the following components:

	2005	2004	2003

Service cost	$144,886	$93,593	$84,200
Interest cost	97,965	106,452	120,872
Expected return on assets	(52,321)	(104,901)	(124,240)
Amortization of transition asset	(5,489)	(5,489)	(5,489)
Amortization of prior service cost	(1,377)	(1,377)	(1,377)
Amortization of loss	(13,958)	20,376	16,000
Net pension expense	$169,706	$108,654	$89,966

Assumptions used in the accounting for net pension expense were:

Discount rates	6.25%	7.50%	7.50%
Rate of increase in compensation level	5.00%	5.00%	5.00%
Long-term rate of return on assets	6.25%	7.50%	7.50%

The Company intends to contribute approximately $180,000 to the Plan in 2006.

Benefits expected to be paid from the Plan are as follows:

Year	Amount

2006	$30,539
2007	35,652
2008	45,056
2009	53,091
2010	58,864
2011-2015	567,475

The long-term rate of return on assets assumption considers the current earnings on assets of the Plan as well as the effects of asset diversification. The discount rate and long-term rate of return on assets assumptions were lowered in 2005 to reflect management’s changing expectations for actual return on assets and the economic environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Other Operating Expenses

Other operating expenses consist of the following:

	2005	2004	2003

Data processing and correspondent fees	$552,970	$496,014	$440,088
Directors' fees	116,474	121,225	117,564
Professional fees	98,184	69,344	50,860
Postage	69,725	65,021	63,944
Public relations and contributions	58,682	52,613	56,968
Office supplies	57,318	53,286	63,509
Printing and stationery	48,426	44,767	46,494
Advertising	39,074	36,915	33,830
Regulatory assessments	37,438	35,877	35,416
Telephone	30,421	29,525	30,206
Insurance	29,133	28,820	26,035
Loan product costs	23,804	27,149	20,994
Other	163,459	145,040	142,990
	$1,325,108	$1,205,596	$1,128,898

13.	Related Party Transactions

In the normal course of banking business, loans are made to senior officers and directors of the Company as well as to companies and individuals affiliated with those officers and directors. The terms of these transactions are substantially the same as the terms provided to other borrowers entering into similar loan transactions. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations, and do not involve more than normal credit risk.

A summary of these loans is as follows:

	2005	2004	2003

Beginning loan balances	$5,626,461	$4,554,893	$3,647,901
Advances	5,076,337	8,329,073	3,537,065
Repayments	(3,973,293)	(7,163,934)	(2,630,073)
Change in related parties	(380,088)	(93,571)	-
Ending loan balances	$6,349,417	$5,626,461	$4,554,893

A director is a partner in a law firm that provides services to the Company. Payments of $9,500 and $9,000 were made to that firm during 2005 and 2004, respectively.

Deposits from senior officers and directors and their related interests were $3,056,252 as of December 31, 2005, $5,034,623 as of December 31, 2004, and $4,609,240 as of December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Capital Standards

The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The table below sets forth the capital ratios of the Bank as of December 31, 2005, 2004, and 2003. Because the Company’s only asset other than its equity interest in the Bank is a small amount of cash, its capital ratios do not differ materially from those of the Bank.

			Minimum		To be well
	Actual		capital adequacy		capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2005
Total capital (to risk-weighted assets)	$24,919	12.8%	$15,563	8.0%	$19,454	10.0%
Tier 1 capital (to risk-weighted assets)	$22,270	12.0%	$7,782	4.0%	$11,673	6.0%
Tier 1 capital (to average fourth quarter assets)	$22,270	9.9%	$9,378	4.0%	$11,722	5.0%

December 31, 2004
Total capital (to risk-weighted assets)	$22,017	13.6%	$12,938	8.0%	$10,172	10.0%
Tier 1 capital (to risk-weighted assets)	$20,813	12.9%	$6,469	4.0%	$9,703	6.0%
Tier 1 capital (to average fourth quarter assets)	$20,813	10.6%	$7,826	4.0%	$9,783	5.0%

December 31, 2003
Total capital (to risk-weighted assets)	$20,464	15.3%	$10,695	8.0%	$13,369	10.0%
Tier 1 capital (to risk-weighted assets)	$19,247	14.4%	$5,347	4.0%	$8,021	6.0%
Tier 1 capital (to average fourth quarter assets)	$19,247	10.7%	$7,208	4.0%	$9,009	5.0%

Tier 1 capital consists of common stock, additional paid on capital, and undivided profits. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

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

The estimated fair values of the Company’s financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the FASB and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	December 31,
	2005		2004		2003

	Carrying	Fair	Carrying	Fair	Carrying	Fair
	amount	value	amount	value	amount	value

Financial assets
Cash and due from banks	$4,709,890	$4,709,890	$3,965,562	$3,965,562	$3,479,325	$3,479,325
Federal funds sold	2,099,705	2,099,705	1,947,273	1,947,273	7,509,247	7,509,247
Investment securities (total)	19,904,503	19,740,104	20,150,093	20,092,844	25,935,244	25,944,540
Federal Home Loan Bank stock	2,282,400	2,282,400	864,800	864,800	410,900	410,900
Loans, net	203,143,629	202,395,458	170,592,710	170,390,911	137,799,682	137,907,663
Accrued interest receivable	1,268,377	1,268,377	908,069	908,069	897,059	897,059

Financial liabilities
Noninterest-bearing deposits	$33,509,679	$33,509,679	$28,596,460	$28,596,460	$25,022,203	$25,022,203
Interest-bearing deposits
and overnight borrowings	139,702,931	139,045,574	141,254,773	142,710,301	131,708,984	134,973,598
Federal Home Loan
Bank advances	40,700,000	40,168,759	11,200,000	11,181,489	3,000,000	2,996,465
Accrued interest payable	319,987	319,987	271,081	271,081	312,325	312,325

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

It is not practicable to estimate the fair value of outstanding loan commitments, unused lines of credit, and letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Parent Company Financial Information

The balance sheets, statements of income, and statements of cash flows for Peoples Bancorp, Inc. (Parent Only) follow:

	December 31,
Balance Sheets	2005	2004	2003
Assets
Cash	$308,624	$312,483	$309,123
Investment in subsidiary	23,262,959	20,899,458	19,642,117
Income tax refund receivable	6,490	3,917	1,995
Total assets	$23,578,073	$21,215,858	$19,953,235

Liabilities and Stockholders' Equity

Other liabilities	$9,852	$8,540	$5,654
Stockholders' equity
Common stock	7,890,120	7,890,120	7,940,120
Additional paid-in capital	2,920,866	2,920,866	2,920,866
Retained earnings	12,763,903	10,309,734	8,691,184
Accumulated other comprehensive income	(6,668)	86,598	395,411
Total stockholders' equity	23,568,221	21,207,318	19,947,581
Total liabilities and stockholders' equity	$23,578,073	$21,215,858	$19,953,235

	Years Ended December 31,
Statements of Income	2005	2004	2003

Interest revenue	$6,577	$3,428	$5,761
Dividends from subsidiary	1,177,737	1,330,737	1,326,962
Equity in undistributed income of subsidiary	2,456,767	1,566,154	937,284
	3,641,081	2,900,319	2,270,007
Expenses
Professional fees	23,176	14,744	6,760
Other	2,489	205	4,870
	25,665	14,949	11,630

Income before income taxes	3,615,416	2,885,370	2,258,377
Income tax expense (benefit)	(6,490)	(3,917)	(1,995)
Net income	$3,621,906	$2,889,287	$2,260,372

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Parent Company Financial Information (Continued)

	Years Ended December 31,
Statements of Cash Flows	2005	2004	2003

Cash flows from operating activities
Interest and dividends received	$1,184,314	$1,334,165	$1,332,723
Income taxes refunded (paid)	3,917	1,995	4,116
Cash paid for operating expenses	(24,353)	(12,063)	(10,576)
	1,163,878	1,324,097	1,326,263
Cash flows from financing activities
Dividends paid	(1,167,737)	(1,095,737)	(1,035,282)
Repurchase of stock	-	(225,000)	(291,680)
	(1,167,737)	(1,320,737)	(1,326,962)
Net increase (decrease) in cash	(3,859)	3,360	(699)
Cash at beginning of year	312,483	309,123	309,822
Cash at end of year	$308,624	$312,483	$309,123

Reconciliation of net income to net cash
provided by operating activities
Net income	$3,621,906	$2,889,287	$2,260,372
Adjustments to reconcile net income to net cash
provided by operating activities
Undistributed net income of subsidiary	(2,456,767)	(1,566,154)	(937,284)
Increase (decrease) in other liabilities	1,312	2,886	1,054
(Increase) decrease in income tax refund receivable	(2,573)	(1,922)	2,121
	$1,163,878	$1,324,097	$1,326,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
(in thousands)	December 31,	September 30,	June 30,	March 31,
except per share information
2005
Interest revenue	$3,702	$3,556	$3,338	$3,082
Interest expense	1,135	1,024	939	750
Net interest income	2,567	2,532	2,399	2,332
Provision for loan losses	120	120	120	120
Net income	940	948	874	860
Comprehensive income	928	933	864	804

Earnings per share	$1.19	$1.20	$1.11	$1.09

2004
Interest revenue	$2,838	$2,680	$2,550	$2,466
Interest expense	650	631	608	628
Net interest income	2,188	2,049	1,942	1,838
Provision for loan losses	-	32	23	7
Net income	843	715	672	659
Comprehensive income	767	691	476	647

Earnings per share	$1.06	$0.90	$0.85	$0.83

2003
Interest revenue	$2,462	$2,423	$2,424	$2,421
Interest expense	674	676	715	727
Net interest income	1,788	1,747	1,709	1,694
Provision for loan losses	-	-	85	3
Net income	600	585	503	572
Comprehensive income	493	368	601	524

Earnings per share	$0.76	$0.74	$0.63	$0.71

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

An evaluation of the effectiveness of these disclosure controls was carried out as of December 31, 2005 under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are effective.

During the fourth quarter of 2005, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.

The Company has adopted a Code of Ethics that applies to all of its directors, officers, and employees, including its principal executive officer, principal financial officer, principal accounting officer, or controller, or persons performing similar functions. A written copy of the Company’s Code of Ethics will be provided to stockholders, free of charge, upon request to: Stephanie Usilton, Peoples Bancorp, Inc., 100 Spring Avenue, Chestertown, Maryland 21620 or (410) 778-3500.

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockhoders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Transactions.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits; Financial Statement Schedules.

(a)(1), (2). Financial statements and schedules:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2005, 2004 and 2003
Consolidated Statements of Income for the years Ended December 31, 2005, 2004, and 2003
Consolidated Statements of Changes in Stockholders’ Equity for the years Ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years Ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements for the years ended December 31, 2005, 2004 and 2003

(3) Exhibits required to be filed by Item 601 of Regulation S-K:

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)
21	Subsidiaries of the Company (filed herewith)
31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO/ CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP, INC.

Date: March 22, 2006	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 22, 2006	By:	/s/ E. Jean Anthony
E. Jean Anthony, Director

Date:	March 22, 2006	By:	/s/ Robert W. Clark, Jr.
Robert W. Clark, Jr., Director

Date:	March 22, 2006	By:	/s/ LaMonte E. Cooke
LaMonte E. Cooke, Director

Date:	March 22, 2006	By:	/s/ Gary B. Fellows
Gary B. Fellows, Director

Date:	March 22, 2006	By:	/s/ Herman E. Hill, Jr.
Herman E. Hill, Jr., Director

Date:	March 22, 2006	By:	/s/ Patricia Joan Ozman Horsey
Patricia Joan Ozman Horsey, Director

Date:	March 22, 2006	By:	/s/ P. Patrick McCleary
P. Patrick McCleary, Director

Date:	March 22, 2006	By:	/s/ Robert A. Moore
Robert A. Moore, Director

Date:	March 22, 2006	By:	/s/ Alexander P. Rasin, III
Alexander P. Rasin, III, Director

Date:	March 22, 2006	By:	/s/ Stefan R. Skipp
Stefan R. Skipp, Director

Date:	March 22, 2006	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson, President, CEO,
CFO and Director

Date:	March 22, 2006	By:	/s/ Elizabeth A. Strong
Elizabeth A. Strong, Director

Date:	March 22, 2006	By:	/s/ William G. Wheatley
William G. Wheatley, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)
21	Subsidiaries of the Company (filed herewith)
31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO/ CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)