Form 10-Q
period 2006-03-31
PEOPLES BANCORP INC/MD
filed 2006-05-11
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 789,012 shares of common stock issued and outstanding as of May 1, 2006

PEOPLES BANCORP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.
PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
ASSETS	(unaudited)
Cash and due from banks	$4,904,512	$4,709,890
Federal funds sold	1,823,348	2,099,705
Securities available for sale	10,392,895	10,439,293
Securities held to maturity (approximate fair value of $9,300,636 and $9,800,311)	9,467,749	9,465,210
Federal Home Loan Bank stock, at cost	2,533,100	2,282,400
Loans, less allowance for loan losses of $1,765,354 and $1,649,420	204,600,169	203,143,629
Premises and equipment	3,815,283	3,812,831
Accrued interest receivable	1,329,949	1,268,377
Deferred income taxes	319,086	304,888
Other assets	774,287	765,214
Total Assets	$239,960,378	$238,291,437

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$31,118,117	$33,509,679
Interest-bearing	129,024,739	130,451,691
	160,142,856	163,961,370
Securities sold under repurchase agreements and federal funds purchased	8,464,036	9,251,240
Federal Home Loan Bank advances	45,700,000	40,700,000
Accrued Interest payable	332,622	319,987
Income taxes payable	728,373	100,786
Other liabilities	314,819	389,833
	215,682,706	214,723,216
Stockholders' equity
Common stock, par value $10 per share authorized 1,000,000 shares issued, and 789,012 shares outstanding	7,890,120	7,890,120
Additional Paid-in Capital	2,920,866	2,920,866
Retained earnings	13,500,584	12,763,903
	24,311,570	23,574,889
Accumulated other comprehensive income	(33,898)	(6,668)
	24,277,672	23,568,221
Total Liabilities and Stockholders’ Equity	$239,960,378	$238,291,437

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)

	For the three months ended March 31,
	2006	2005
Interest and dividend revenue
Loans, including fees	$3,610,038	$2,883,264
U. S. government agency securities	203,418	184,961
Deposits in other banks	1,207	246
Federal funds sold	24,548	8,416
Equity securities	25,652	5,050
Total interest and dividend revenue	3,864,863	3,081,937
Interest expense
Deposits	707,265	577,912
Borrowed funds	566,820	171,930
Total interest expense	1,274,085	749,842
Net interest income	2,590,778	2,332,095
Provision for loan losses	120,000	120,000
Net interest income after provision for loan losses	2,470,778	2,212,095
Noninterest revenue
Service charges on deposit accounts	208,200	179,016
Other noninterest revenue	113,889	77,778
Total noninterest revenue	322,089	256,794
Noninterest expenses
Salaries and employee benefits	661,354	672,283
Occupancy	63,617	55,080
Furniture and equipment	51,716	52,772
Other operating	340,975	309,401
Total noninterest expenses	1,117,662	1,089,536
Income before income taxes	1,675,205	1,379,353
Income taxes	630,810	519,268
Net income	$1,044,395	$860,085
Earnings per common share-basic and diluted	$1.32	$1.09

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

    THREE MONTHS ENDED MARCH 31, 2006 and 2005

	Par value	Additional paid-in capital	Retained earnings	Accumulated Other Comprehensive income	Comprehensive income
Balance, December 31, 2004	$7,890,120	$2,920,866	$10,309,734	$86,598
Net income	—	—	860,085	—	$860,085
Unrealized loss on investment
securities available for sale net
of income taxes of $194,303	—	—	—	(55,716)	(55,716)
Comprehensive income					$804,369
Cash dividend, $1.38 per share	—	—	(284,044)	—
Balance, March 31, 2005	$7,890,120	$2,920,866	$10,885,775	$30,882
Balance, December 31, 2005	$7,890,120	$2,920,866	$12,763,903	($6,668)
Net income	—	—	1,044,395	—	$1,044,395
Unrealized loss on investment
securities available for sale net
of income taxes of $58,682	—	—	—	(27,230)	(27,230)
Comprehensive income					$1,017,165
Cash dividend, $1.48 per share	—	—	(307,714)	—
Balance, March 31, 2006	$7,890,120	$2,920,866	$13,500,584	$(33,898)

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$3,699,521	$2,925,075
Fees and commissions received	322,089	256,794
Cash paid to suppliers and employees	(1,147,766)	(1,021,562)
Interest paid	(1,261,449)	(739,564)
Taxes paid	(268)	(72,968)
	1,612,127	1,347,775
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(56,434)	(30,734)
Loans made, net of principal collected	(1,482,688)	(12,134,142)
Proceeds from maturities and calls of securities
Available for sale	1,000,000	500,000
Held to maturity	312	417
Purchase of securities held to maturity	(990,920)	(495,937)
Purchase of FHLB Stock	(250,700)	(562,600)
	(1,780,430)	(12,722,996)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	145,784	854,501
Other deposits	(3,964,298)	(1,613,760)
Securities sold under repurchase agreements	(787,204)	1,081,626
Advances under (repayments of) notes payable	5,000,000	11,500,000
Repurchase of stock	0	0
Dividends paid	(307,714)	(284,044)
	86,568	11,538,323
NET INCREASE (DECREASE) IN CASH	(81,735)	163,102
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,809,595	5,912,835
CASH AND EQUIVALENTS AT END OF PERIOD	$6,727,860	$6,075,937
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES
Net income	$1,044,395	$860,085
ADJUSTMENTS
Depreciation and amortization	53,982	45,246
Provision for loan losses	120,000	120,000
Security discount accretion, net of premium amortization	(9,917)	1,053
Decrease (increase) in
Accrued interest receivable	(61,572)	(146,926)
Other assets	(9,073)	(26,161)
Increase (decrease) in
Deferred origination fees and costs, net	(93,852)	(10,989)
Accrued Interest payable and other liabilities	(62,378)	59,167
Income taxes payable	630,542	446,300
	$1,612,127	$1,347,775

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiary
Notes to Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. (the “Company”) and its subsidiary, Peoples Bank of Kent County, Maryland (the “Bank”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the three months ended March 31, 2006 and 2005, total comprehensive income, net of taxes, was $1,017,165 and $804,369, respectively. Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Company’s financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies. The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. The table below represents unfunded obligations at March 31, 2006. The Company is not party to any other off-balance sheet arrangements.

At March 31, 2006
Revolving Home Equity Lines	$3,861,519
Commercial Real Estate	$5,103,988
Other Unused Commitments	$19,628,149
Commercial Letters of Credit	$4,076,420

5.	Earnings Per Share

Earnings per common share is derived by dividing net income available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 789,012 for three-month periods ended March 31, 2006 and 2005, respectively.

6.	Pension

The Bank maintains a defined benefit pension plan covering substantially all employees. Benefits are based on years of service and the employee’s highest average rate of earnings for five consecutive years during the final 10 full years before retirement. The Bank’s general funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes, determined using the projected unit credit cost method. The assets of the plan are invested in various time deposits and held in trust as required by law..

During the three months ended March 31, 2006 and 2005, the Bank recognized net periodic costs for this plan of $48,767 and $36,367, respectively. The Bank did not contribute to the plan during the three-month period ended March 31 2006.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Peoples Bancorp, Inc. is a Maryland corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended, located in Chestertown, Kent County, Maryland. Peoples Bancorp, Inc. was incorporated on December 10, 1996 to serve as the holding company of The Peoples Bank of Kent County, Maryland (the “Bank”), a Maryland commercial bank, which it acquired on March 24, 1997.

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

When used in this Item 2, the terms “Company”, “we”, “us” and “our” refer collectively to Peoples Bancorp, Inc. and the Bank.

Application of Critical Accounting Policies

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the unaudited consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the March 31, 2006 Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the December 31, 2005 audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2005.

Forward-Looking Information

This Quarterly Report of Peoples Bancorp, Inc. on Form 10-Q may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this annual report should be aware of the speculative nature of “forward-looking statements”. Statements that are not historical in nature, including the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. These and other risks are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2005. All of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements it makes to reflect new information, future events or otherwise.

RESULTS OF OPERATIONS

General

For the three-month period ended March 31, 2006, the Company reported net income of $1,044,395 or $1.32 per share, compared to $860,085 or $1.09 per share for the same period of 2005, which represents an increase of $184,310 or 21.43%. This increase resulted primarily from increases in loan interest income offset by an increase in interest expense on deposits and borrowed funds.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

Net interest income for the three-month period ended March 31, 2006 was $2,590,778, which represents an increase of $258,683 or 11.09% over net interest income for the same period of 2005. The primary contributor to this increase was higher average loans outstanding during the quarter. During 2005 and continuing through the first quarter of 2006, short-term interest rates have steadily risen, while long-term interest rates have remained relatively stable.

Interest revenue for the three months ended March 31, 2006 totaled $3,864,863, compared to $3,081,937 for the same period last year, representing an increase of $782,926 or 25.40%. This increase is attributable primarily to an increase in loan income of $726,774 for the first three months of 2006 over the same time period in 2005. This has resulted from continued strong loan demand in the Company’s primary market area.

Interest expense for the three-month period ended March 31, 2006 totaled $1,274,085, compared to $749,842 for the same period last year, representing an increase of $524,243 or 69.91%. Although deposits have increased slightly during the first three months of 2006, the Company increased its borrowings during the first quarter of 2006 to fund strong loan demand from $40,700,000 at December 31, 2005 to $45,700,000 at March 31, 2006, resulting in an increase in borrowed funds interest expense during the first quarter of 2006 of $363,704 when compared to the same period last year. Advances from the Federal Home Loan Bank were $22,700,000 at March 31, 2005.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets. The Company’s net interest margin for the three-month period ended March 31, 2006 was 4.66%, compared to 4.74% for the same period in 2005. The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although these expectations are based on management’s judgment, actual results may be impacted by a number of unpredictable factors and cannot be assured.

A table of the Company’s average balances, interest and yields follows.

Average Balances, Interest, and Yield

	For the Quarter Ended March 31, 2006			For the Quarter Ended March 31, 2005
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Federal funds sold	$2,042,954	$24,548	4.87%	$1,445,277	$8,416	2.36%
Interest-bearing deposits	110,353	1,265	4.65%	19,196	246	5.20%
Investment securities:
U. S. government agency	19,882,732	213,264	4.35%	20,102,275	184,961	3.73%
Other	2,414,328	26,895	4.52%	1,168,672	5,050	1.75%
Total investment securities	22,297,060	240,159	4.37%	21,270,947	190,011	3.62%
Loans:
Demand and time	39,046,898	832,027	8.64%	34,946,288	609,097	7.07%
Mortgage	160,475,060	2,688,320	6.79%	138,374,420	2,174,318	6.37%
Installment	5,121,205	101,167	8.01%	4,927,079	99,849	8.22%
Total loans	204,643,163	3,621,514	7.18%	178,247,787	2,883,264	6.56%
Allowance for loan losses	1,679,505			1,238,509
Total loans, net of allowance	202,963,658	3,621,514	7.24%	177,009,278	2,883,264	6.61%
Total interest-earning assets	227,414,025	3,887,486	6.93%	199,744,698	3,081,937	6.26%
Non-interest-bearing cash	4,853,969			4,006,811
Premises and equipment	3,808,072			3,791,906
Other assets	2,060,762			1,687,024
Total assets	$238,136,828			$209,230,439
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$42,504,641	$58,656	0.56%	$45,028,323	$38,247	0.34%
Money market and supernow	18,093,090	44,074	0.99%	20,595,085	27,356	0.54%
Other time deposits	68,867,484	604,535	3.56%	64,855,331	512,309	3.20%
Total interest-bearing deposits	129,465,215	707,265	2.22%	130,478,739	577,912	1.80%
Borrowed funds	53,871,106	566,820	4.27%	27,782,863	171,930	2.51%
Total interest-bearing liabilities	183,336,321	1,274,085	2.82%	158,261,602	749,842	1.92%
Noninterest-bearing deposits	30,053,833			28,479,072
	213,390,154			186,740,674
Other liabilities	777,205			870,443
Stockholders’ equity	23,969,469			21,619,322
Total liabilities and stockholders equity	$238,136,828			$209,230,439
Net interest spread			4.11%			4.34%
Net interest income		$2,613,401			$2,332,095
Net margin on interest-earning assets			4.66%			4.74%
Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Noninterest Revenue

Noninterest revenue for the three-month period ended March 31, 2006 totaled $322,089, which represents an increase of $65,295 or 25.43% over noninterest revenue for the same period of 2005. This increase resulted primarily from an increase in overdraft activity service charges of $29,184 or 16.4% during the first quarter of 2006 when compared to the same period of 2005. Management does not view the increased overdraft activity as an indication of problems within the Company’s loan portfolio, as the Company has continued to collect these overdrawn balances and the fees associated with them.

Noninterest Expense

The Company recorded noninterest expense of $1,117,662 for the three-month period ended March 31, 2006, compared to $1,089,536 for the same period in 2005, an increase of $28,126 or 2.58%. This increase is mainly attributable to increased other operating costs of $31,574 which are reflective of rising operational expenses in utilities and service costs. These increased costs are offset by a reduction of $10,929 in salaries and benefit expenses for the same time period.

Income Tax Expense

The Company’s effective tax rate for the three month period ended March 31, 2006 was 37.7%, compared to 37.6% for the same period of 2005. The Company’s income tax expense was $630,810 for the three months ended March 31, 2006, compared to $519,268 for the same period of 2005, which represents an increase of $111,542 or 21.48%. Increases in income before income tax during the three-month period ended March 31, 2006 contributed to the increase in income tax expense when compared to the same period last year.

FINANCIAL CONDITION

Overview

Total assets of the Company at March 31, 2006 were $239,960,378, compared to $238,291,437 at December 31, 2005, representing an increase of $1,668,941 or 0.70% over December 31, 2005.

Total liabilities at March 31, 2006 were $215,682,706, compared to $214,723,216 at December 31, 2005, representing an increase of $959,490 or 0.45%.

Stockholders’ equity was $24,277,672 as of March 31, 2006, compared to $23,568,221 as of December 31, 2005, an increase of $709,451. The increase was due to net income for the period totaling $1,044,395 offset by an increase in the unrealized loss on securities available for sale net of income taxes of $27,230 and dividends paid to stockholders of $307,714.

Return on average equity for the quarter ended March 31, 2006 was 17.67%, compared to 16.13% for the same period of 2005. Return on average assets was 1.78% for the quarter ended March 31, 2006, compared to 1.67% for the same period of 2005.

Composition of Loan Portfolio

At March 31, 2006, loans, net of unearned income, were $204,600,169, an increase of $1,456,540 since December 31, 2005. Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $202,963,658 and $177,009,278 during the first quarters of 2006 and 2005, respectively, which constituted 89.25% and 88.62% of average interest-earning assets for the respective periods. For the quarter ended March 31, 2006, the Company’s average loan to deposit ratio was 127.23%, compared to 111.36% for the same period in 2005. The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. The Company’s ratio of average loans to deposits plus borrowed funds was 95.11% for the quarter ended March 31, 2006, compared to 94.79% for the same period of 2005. The Company extends loans primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County. There are no industry concentrations in the Company’s loan portfolio. A substantial portion of the Company’s loans are, however, secured by real estate, and the real estate market in the region will influence the performance of the Company’s portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of March 31, 2006 is adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan loss or that additional increases in the loan loss allowance will not be required.

For significant problem loans, management's review consists of evaluation of the financial strength of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. This allowance may be increased to accommodate reserves for specific loans identified as substandard during management's loan review. Generally, however, neither net recoveries nor a decrease in loans will require a negative provision to reduce the allowance. Therefore, net recoveries and/or decreases in loans may cause the allowance as a percentage of gross loans to exceed the Company’s target.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of March 31, 2006 and December 31, 2005, the allowance for loan losses compared to gross loans was 0.86% and 0.81%, respectively.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Three months ended March 31, 2006	Three months ended March 31, 2005	Year ended December 31, 2005
Balance at beginning of year	$1,649,420	$1,204,274	$1,204,274
Loan losses:
Commercial	3,268	0	0
Mortgages	0	0	0
Consumer	1,575	11,607	37,762
Total loan losses	4,843	11,607	37,762
Recoveries on loans previously charged off
Commercial	0	0	0
Mortgages	0	0	0
Consumer	777	142	2,908
Total loan recoveries	777	142	2,908
Net loan losses	4,066	11,465	34,854
Provision for loan losses charged to expense	120,000	120,000	480,000
Balance at end of year	$1,765,354	$1,312,809	$1,649,420
Allowance for loan losses to loans outstanding at end of period	0.86%	0.71%	0.81%

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

The Company had loans past due 90 days or more including nonaccrual loans of $299,304 and $383,540 at March 31, 2006 and December 31, 2005, respectively. These loans are detailed below:

Risk Elements of Loan Portfolio

	March 31, 2006	December 31, 2005
Non-Accrual Loans	$10,421	$368,204
Accruing Loans Past Due 90 Days or More	288,883	15,336

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of March 31, 2006 or December 31, 2005.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits decreased $1,013,524 or 0.78% to $129,465,215 for the three months ended March 31, 2006, from $130,478,739 for the same period of 2005. Average noninterest-bearing deposits increased $1,574,761 or 5.53% to $30,053,833 for the three months ended March 31, 2006, from $28,479,072 for the same period of 2005. Average total deposits have increased 0.35% or $561,237 to $159,519,048 for the three months ended March 31, 2006 from $158,957,811 for the same period of 2005. Borrowings, primarily from the Federal Home Loan Bank of Atlanta, increased to $45,700,000 or 12.29% from $40,700,000 at December 31, 2005 to fund strong loan demand.

Deposits, particularly core deposits, and borrowed funds have been the Company’s primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that deposits will continue to grow and be the Company’s primary source of funding for the foreseeable future. It should be noted, however, that the economy and the stock markets continue to show signs of improvement, and renewed investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, could impact the growth of deposits in future periods.

Short-term Borrowings

The following table sets forth the Company’s position with respect to short-term borrowings for March 31, 2006 and the year ended December 31 2005.

	March 31, 2005		December 31, 2005
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (daily re-price)	$5,000,000	5.10%	$2,000,000	4.44%
Retail Repurchase Agreements	7,904,036	3.49%	6,531,240	2.04%
Federal Funds Borrowed	560,000	5.25%	2,720,000	2.63%
Total	$11,251,240		$11,251,240

The Company may borrow up to approximately 30% of total assets from the Federal Home Loan Bank (FHLB) through any combination of notes or line of credit advances. Both the notes payable and the line of credit are secured by a floating lien on all of the Company’s real estate mortgage loans. The Company was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

The Company provides collateral of 105% of the repurchase agreement balances by pledging U.S. Government Agency securities.

The Bank has lines of credit of $17,400,000 in unsecured overnight federal funds and $3,000,000 in secured overnight federal funds with correspondent banks at March 31, 2006.

Liquidity and Capital Resources

Liquidity describes the ability of the Company to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $20,400,000 from correspondent banks, namely, Bank of America, Community Bank and M & T Bank. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $71,480,000 of which $45,700,000 has been advanced as of March 31, 2006. Short term borrowings with the Federal Home Loan Bank of Atlanta account for $5,000,000 of the total amount advanced.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Company’s capital ratios as of March 31, 2006 to the minimum ratios required by federal banking regulators is presented below.

	Actual	Minimum Requirements	To be well Capitalized
Tier 1 risk-based capital	12.19%	4.00%	6.00%
Total risk-based capital	13.09%	8.00%	10.00%
Leverage ratio	10.07%	4.00%	5.00%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk is to interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk, both of which are discussed in Item 7 of Part II of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2005 under the caption “Market Risk Management”. Management believes that there have been no material changes in the Company’s market risks, the procedures used to evaluate and mitigate these risks, or the Company’s actual sensitivity position since December 31, 2005. The simulation models that the Company uses to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital produced the following results as of March 31, 2006:

	Immediate Change in Rates
	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points	Policy Limit
March 31, 2006
% Change in Net Interest Income	4.04%	2.08%	-2.57%	- 6.31%	+10%
% Change in Fair Value of Capital	8.80%	4.47%	-5.01%	-10.52%	+20%
December 31, 2005
% Change in Net Interest Income	4.17%	2.12%	-2.94%	- 7.41%	+10%
% Change in Fair Value of Capital	6.42%	3.27%	-3.77%	- 7.96%	+20%

The change in the Company’s interest rate sensitivity profile from December 31. 2005 to March 31, 2006 resulted from an decrease in the Company’s excess assets repricing within one year from $82,587,000 as of December 31, 2005 to $81,912,000 at March 31, 2006.

Item 4.  Controls and Procedures.

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

An evaluation of the effectiveness of these disclosure controls was carried out as of March 31, 2006 under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are effective.

During the first quarter of 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.    Risk Factors.

The risks and uncertainties to which the Company’s financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2005. Management does not believe that any material changes in these risk factors have occurred since December 31, 2005.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP, INC.

Date: May 11, 2006	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson President/Chief Executive Officer & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.       Description

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)

10.1	Changes to Director Compensation Arrangement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2005)

31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications of the CEO/ CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)