Form 10-Q
period 2006-06-30
PEOPLES BANCORP INC/MD
filed 2006-08-14
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2006

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
Large accelerated filer ☐     Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 789,012 shares of common stock issued and outstanding as of August 1, 2006

PEOPLES BANCORP, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Cash and due from banks	$5,575,545	$4,709,890
Federal funds sold	2,367,362	2,099,705
Securities available for sale	8,814,333	10,439,293
Securities held to maturity (approximate fair
value of $10,677,459 and $9,800,311)	10,906,647	9,465,210
Federal Home Loan Bank stock, at cost	2,533,100	2,282,400
Loans, less allowance for loan losses
of $1,888,461 and $1,649,420	206,553,045	203,143,629
Premises and equipment	3,812,982	3,812,831
Accrued interest receivable	1,374,780	1,268,377
Deferred income taxes	353,792	304,888
Other assets	972,272	765,214
Total Assets	$243,263,858	$238,291,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$32,431,969	$33,509,679
Interest-bearing	127,235,281	130,451,691
	159,667,250	163,961,370
Securities sold under repurchase agreements
and federal funds purchased	14,158,548	9,251,240
Federal Home Loan Bank advances	43,700,000	40,700,000
Accrued Interest payable	358,297	319,987
Income taxes payable	0	100,786
Other liabilities	464,276	389,833
	218,348,371	214,723,216
Stockholders' equity
Common stock, par value $10 per share, authorized 1,000,000
shares, issued and outstanding 789,012 shares	7,890,120	7,890,120
Additional Paid in Capital	2,920,866	2,920,866
Retained earnings	14,188,795	12,763,903
	24,999,781	23,574,889
Accumulated other comprehensive income	(84,294)	(6,668)
	24,915,487	23,568,221
Total Liabilities and Stockholders’ Equity	$243,263,858	$238,291,437

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
	2006	2005	2006	2005
Interest and dividend revenue
Loans, including fees	$3,742,675	$3,128,658	$7,352,713	$6,011,922
Government Agencies Securities	208,548	184,446	411,966	369,407
Deposits in other banks	745	579	1,952	825
Federal funds sold	24,235	11,943	48,783	20,359
Equity securities	32,730	12,351	58,382	17,401
Total interest and dividend revenue	4,008,933	3,337,977	7,873,796	6,419,914

Interest expense
Deposits	762,547	614,706	1,469,812	1,192,618
Borrowed funds	593,316	324,613	1,160,136	496,543
Total interest expense	1,355,863	939,319	2,629,948	1,689,161

Net interest income	2,653,070	2,398,658	5,243,848	4,730,753

Provision for loan losses	120,000	120,000	240,000	240,000
Net interest income after
provision for loan losses	2,533,070	2,278,658	5,003,848	4,490,753

Noninterest revenue
Service charges on deposit accounts	218,503	198,756	426,703	377,772
Other noninterest revenue	58,966	63,664	172,855	141,442
Total noninterest revenue	277,469	262,420	599,558	519,214

Noninterest expenses
Salaries and employee benefits	709,549	692,835	1,370,903	1,365,118
Occupancy	66,535	63,633	130,152	118,713
Furniture and equipment	60,617	44,805	112,333	97,577
Other operating	377,118	338,742	718,093	648,143
Total noninterest expenses	1,213,819	1,140,015	2,331,481	2,229,551

Income before income taxes	1,596,720	1,401,063	3,271,925	2,780,416
Income taxes	600,794	526,619	1,231,604	1,045,887
Net income	$995,926	$874,444	$2,040,321	$1,734,529

Earnings per common share	$1.26	$1.11	$2.59	$2.20

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

SIX MONTHS ENDED JUNE 30, 2006 and 2005

				Accumulated
		Additional		other
		paid-in	Retained	comprehensive	Comprehensive
	Par value	capital	earnings	income	income

Balance, December 31, 2004	$7,890,120	$2,920,866	$10,309,734	$86,598

Net income	-	-	1,734,529	-	$1,734,529
Unrealized loss on investment
securities available for sale net
of income taxes of $42,065	-	-	-	(66,770)	(66,770)
Comprehensive income					$1,667,759
Cash dividend, $0.73 per share	-	-	(575,979)	-

Balance, June 30, 2005	$7,890,120	$2,920,866	$11,468,284	$19,828

Balance, December 31, 2005	$7,890,120	$2,920,866	$12,763,903	($6,668)

Net income	-	-	2,040,321	-	$2,040,321
Unrealized loss on investment
securities available for sale net
of income taxes of $48,904	-	-	-	(77,626)	(77,626)
Comprehensive income					$1,962,695
Cash dividend, $0.78 per share	-	-	(615,429)	-

Balance, June 30, 2006	$7,890,120	$2,920,866	$14,188,795	$(84,294)

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)
	For the six months ended
	June 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$7,607,472	$6,242,190
Fees and commissions received	599,558	519,214
Cash paid to suppliers and employees	(2,354,758)	(2,118,759)
Interest paid	(2,591,639)	(1,656,462)
Taxes paid	(1,332,390)	(1,121,564)
	1,928,243	1,864,619
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(109,488)	(108,427)
Loans made, net of principal collected	(3,507,600)	(21,844,595)
Proceeds from maturities and calls of securities
Available for sale	3,500,000	2,500,000
Held to maturity	623	1,189
Purchase of securities Available for Sale	(2,434,605)	0
Purchase of securities held to maturity	(990,920)	(2,500,617)
Purchase of FHLB Stock	(250,700)	(1,147,600)
	(3,792,690)	(23,100,050)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	1,857,037	3,204,633
Other deposits	(6,151,157)	(357,623)
Securities sold under repurchase agreements	4,907,308	(4,305,439)
Advances under (repayments of) notes payable	3,000,000	24,500,000
Dividends paid	(615,429)	(575,979)
	2,997,759	22,465,592
NET INCREASE (DECREASE) IN CASH	1,133,312	1,230,161
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,809,595	5,912,835
CASH AND EQUIVALENTS AT END OF PERIOD	$7,942,907	$7,142,996
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
FROM OPERATING ACTIVITIES
Net income	$2,040,321	$1,734,529
ADJUSTMENTS
Depreciation and amortization	109,337	90,492
Provision for loan losses	240,000	240,000
Security discount accretion, net of premium amortization	(18,105)	(2,699)
Decrease (increase) in
Accrued interest receivable	(106,403)	(155,975)
Other assets	(207,058)	(39,305)
Increase (decrease) in
Deferred origination fees and costs, net	(141,816)	(19,050)
Accrued Interest payable and other liabilities	112,753	92,304
Income taxes payable	(100,786)	(75,677)
	$1,928,243	$1,864,619

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiary
Notes to Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. (the “Company”) and its subsidiary, The Peoples Bank (the “Bank”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the six months ended June 30, 2006 and 2005, total comprehensive income, net of taxes, was $1,962,695 and $1,667,759, respectively. Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Company’s financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies. The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. The table below represents unfunded obligations at June 30, 2006. The Company is not party to any other off-balance sheet arrangements.

At June 30, 2006
Revolving Home Equity Lines	$3,837,159
Commercial Real Estate	$4,793,283
Other Unused Commitments	$16,834,367
Commercial Letters of Credit	$4,655,935

5.	Earnings Per Share

Earnings per common share is derived by dividing net income available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 789,012 for the three- and six-month periods ended June 30, 2006 and 2005, respectively .

6.	Pension

The Company maintains a defined benefit pension plan covering substantially all employees. Benefits are based on years of service and the employee’s highest average rate of earnings for five consecutive years during the final 10 full years before retirement. The Company’s general funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes, determined using the projected unit credit cost method. The assets of the plan are invested in various time deposits and held in trust as required by law.

During the six months ended June 30, 2006 and 2005, the Company recognized net periodic costs for this plan of $95,000 and $70,000, respectively. During the six months ended June 30, 2006, the Company contributed $45,000 to the plan. The Company expects to contribute a total of $180,000 to the plan during 2006.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Peoples Bancorp, Inc. is a Maryland corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended, located in Chestertown, Kent County, Maryland. Peoples Bancorp, Inc. was incorporated on December 10, 1996 to serve as the holding company of The Peoples Bank of Kent County, Maryland (the “Bank”), a Maryland commercial bank, which it acquired on March 24, 1997. On June 15, 2006, the Bank changed its name to The Peoples Bank.

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

When used in this report, the terms “Company”, “we”, “us” and “our” refer to Peoples Bancorp, Inc. and, unless the context clearly requires otherwise, the Bank.

Application of Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the unaudited consolidated financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the consolidated financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our allowance for loan losses. Such agencies may require us to make additional provisions for estimated loan losses based upon judgments different from those of management. The loan portfolio also represents the largest asset type on the balance sheet. Further information about the methodology used to determine the allowance for loan losses is discussed below under the heading “Loan Quality”.

The following discussion is designed to provide a better understanding of our financial condition and results of operation and should be read in conjunction with the June 30, 2006 Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the December 31, 2005 audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operation set forth in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2005.

Forward-Looking Information

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this annual report should be aware of the speculative nature of “forward-looking statements”. Statements that are not historical in nature, including the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. These and other risks are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2005, as updated in Item 1A of Part II of this report. All of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

RESULTS OF OPERATIONS

General

For the three- and six-month periods ended June 30, 2006, we reported net income of $995,926, or $1.26 per share, and $2,040,321, or $2.59 per share, respectively, compared to $874,444, or $1.11 per share, and $1,734,529, or $2.20 per share, respectively, for the same periods in 2005. The increases for the three months (13.89%) and six months (17.63%) ended June 30, 2006 over the same periods last year resulted primarily from increases in net interest income and noninterest revenue offset by an increase in noninterest expense.

Net Interest Income

Our primary source of income is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

Net interest income for the three-month period ended June 30, 2006 was $2,653,070, which represents an increase of $254,412 or 10.61% over net interest income for the same period in 2005. Net interest income for the six-month period ended June 30, 2006 was $5,243,848, which represents an increase of $513,095 or 10.85% over the net interest income for the first six months of 2005. During 2005 and continuing though the second quarter of 2006, short-term interest rates have steadily risen, while long-term interest rates have remained relatively stable.

Interest revenue for the three and six months ended June 30, 2006 totaled $4,008,933 and $7,873,796, respectively, compared to $3,337,977 and $6,419,914, respectively, for the same periods last year, representing increases of $670,956 or 20.10% and $1,453,882 or 22.65%, respectively. These increases are attributable primarily to increases in loan income of $1,340,791, income from federal funds sold of $28,424 and equity security income of $40,981.

Interest expense for the three- and six-month periods ended June 30, 2006 totaled $1,355,863 and $2,629,948, respectively, compared to $939,319 and $1,689,161, respectively, for the same periods last year, representing increases of $416,544 or 44.35% and $940,787 or 55.70%, respectively. To fund loan demand, we increased borrowings during the first six months of 2006 from $40,700,000 at December 31, 2005 to $43,700,000 at June 30, 2006, resulting in a $663,593 increase to borrowed funds interest expense during the first six months of 2006 when compared to the same period last year.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets. Our net interest margin for the six-month period ended June 30, 2006 was 4.66%, compared to 4.67% for the same period in 2005. The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although these expectations are based on management’s judgment, actual results may be impacted by a number of unpredictable factors and cannot be assured.

A table of our average balances, interest and yields follows.

Average Balances, Interest, and Yield

	For the Six Months Ended			For the Six Months Ended
	June 30, 2006			June 30, 2005
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$2,118,621	$48,783	4.64%	$1,532,866	$20,359	2.68%
Interest-bearing deposits	87,109	2,047	4.74%	59,891	865	2.91%
Investment securities:
U. S. government agency	19,828,988	431,905	4.39%	20,079,011	387,288	3.89%
Other	2,474,042	61,210	4.99%	1,439,245	18,244	2.56%
Total investment securities	22,303,030	493,115	4.46%	21,518,256	405,532	3.80%
Loans:
Demand and time	40,535,791	1,778,068	8.85%	36,074,800	1,325,368	7.41%
Mortgage	160,546,226	5,396,300	6.78%	143,154,172	4,507,709	6.35%
Installment	5,072,721	202,207	8.04%	5,000,464	200,310	8.08%
Total loans	206,154,738	7,376,575	7.22%	184,229,436	6,033,387	6.60%
Allowance for loan losses	1,736,832			1,291,494
Total loans, net of allowance	204,417,906	7,376,575	7.28%	182,937,942	6,033,387	6.65%
Total interest-earning assets	228,926,666	7,920,520	6.98%	206,048,955	6,460,143	6.32%
Non-interest-bearing cash	4,748,028			4,161,198
Premises and equipment	3,815,583			3,800,057
Other assets	2,124,921			1,657,890
Total assets	$239,615,198			$215,668,100
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$41,999,824	$116,745	0.56%	$44,932,459	$75,680	0.34%
Money market and supernow	17,587,922	96,268	1.10%	19,154,254	50,748	0.53%
Other time deposits	69,694,719	1,256,799	3.64%	66,122,789	1,066,190	3.25%
Total interest-bearing deposits	129,282,465	1,469,812	2.29%	130,209,502	1,192,618	1.85%
Borrowed funds	54,239,014	1,160,136	4.31%	33,103,277	496,543	3.02%
Total interest-bearing liabilities	183,521,479	2,629,948	2.89%	163,312,779	1,689,161	2.09%
Noninterest-bearing deposits	31,096,183			29,623,268
	214,617,662			192,936,047
Other liabilities	685,506			878,329
Stockholders’ equity	24,312,030			21,853,724
Total liabilities and stockholders equity	$239,615,198			$215,668,100
Net interest spread			4.09%			4.23%
Net interest income		$5,290,572			$4,770,982
Net margin on interest-earning assets			4.66%			4.67%
Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Noninterest Revenue

Noninterest revenue for the three- and six-month periods ended June 30, 2006 totaled $277,469 and $599,558, respectively, which represent increases of 5.73% and 15.47% over $262,420 and $519,214, respectively, for the same periods in 2005. The increases recognized for the first six months of 2006 over the comparable periods last year resulted primarily from increases in service charges, including an increase in debit card income of $13,861 and an increase in activity service charges of $34,489. The use of debit cards and volume of overdrafts have increased.

Noninterest Expense

The Company recorded noninterest expense of $1,213,819 and $2,331,481 for the three- and six-month periods ended June 30, 2006, respectively, compared to $1,140,015 and $2,229,551, respectively, for the same periods in 2005, representing increases of $73,804 or 6.47% and $101,930 or 4.57%, respectively. These increases are mainly attributable to increased directors fees of $9,652, additional maintenance fees of $10,120 and data processing fees charged by outside processors of $7,065.

Income Tax Expense

Our effective tax rate for the three- and six-month periods ended June 30, 2006 and 2005 was 37.6%. Our income tax expense was $600,794 and $1,231,604 for the three- and six-months ended June 30, 2006, respectively, compared to $526,619 and $1,045,887, respectively, for the same periods in 2005. The increases of $74,175 or 14.09% and $185,717 or 17.76% for the three- and six-month periods ended June 30, 2006, respectively, when compared the same periods in 2005 were comparable to the percentage increases in income before income taxes.

FINANCIAL CONDITION

Overview

Total assets at June 30, 2006 were $243,263,858, compared to $238,291,437 at December 31, 2005, representing an increase of $4,972,421 or 2.09% over December 31, 200.

Total liabilities at June 30, 2006 were $218,348,371, compared to $214,723,216 at December 31, 2005, representing an increase of $3,625,155 or 1.69%.

Stockholders’ equity was $24,915,487 as of June 30, 2006, compared to $23,568,221 as of December 31, 2005, an increase of $1,347,266. The increase was due to comprehensive income for the period totaling $1,962,695 offset by dividends paid to stockholders of $615,429.

Return on average equity for the six months ended June 30, 2006 was 16.92%, compared to 16.00% for the same period in 2005. Return on average assets was 1.72% for the six months ended June 30, 2006, compared to 1.62% for the same period in 2005.

Composition of Loan Portfolio

At June 30, 2006, loans, net of unearned income, were $206,553,045, an increase of $3,409,416 since December 31, 2005. Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $204,417,906 and $182,937,942 during the first six months of 2006 and 2005, respectively, which constituted 89.29% and 88.78% of average interest-earning assets for the respective periods. For the six months ended June 30, 2006, our average loan to deposit ratio was 127.46%, compared to 114.46% for the six months ended June 30, 2005. The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. Our ratio of average loans to deposits plus borrowed funds was 95.25% for the six months ended June 30, 2006, compared to 94.82% for the six months ended June 30, 2005. We extend credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County. There are no industry concentrations in our loan portfolio. A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region will influence the performance of the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of June 30, 2006 is adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. The allowance may be increased to accommodate reserves for specific loans identified as substandard during management's loan review. Generally, however, neither net recoveries nor a decrease in loans will require a negative provision to reduce the allowance. Therefore, net recoveries and/or decreases in loans may cause the allowance as a percentage of gross loans to exceed our target.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of June 30, 2006 and December 31, 2005, the allowance for loan losses compared to gross loans was 0.91% and 0.81%, respectively.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Six months ended	Six months ended	Year ended
	June 30,	June 30,	December 31,
	2006	2005	2005
Balance at beginning of year	$1,649,420	$1,204,274	$1,204,274
Loan losses:
Commercial	3,243	0	0
Mortgages	0	0	0
Consumer	1,997	11,877	37,762
Total loan losses	5,240	11,877	37,762
Recoveries on loans previously charged off
Commercial	0	0	0
Mortgages	0	0	0
Consumer	4,281	2,264	2,908
Total loan recoveries	4,281	2,264	2,908
Net loan losses	959	9,613	34,854
Provision for loan losses charged to expense	240,000	240,000	480,000
Balance at end of year	$1,888,461	$1,434,661	$1,649,420
Allowance for loan losses to loans outstanding
at end of period	0.91%	0.74%	0.81%

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

At June 30, 2006 and December 31, 2005, we had loans past due 90 days or more including nonaccrual loans of $710,851 and $383,540, respectively. These loans are detailed below:

Risk Elements of Loan Portfolio
	June 30,	December 31,
	2006	2005

Nonaccrual Loans	$10,030	$368,204
Accruing Loans Past Due 90 Days or More	700,821	15,336

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of June 30, 2006 or December 31, 2005.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits decreased $927,037 or 0.71% to $129,282,465 for the six months ended June 30, 2006, from $130,209,502 for the same period in 2005. Average noninterest-bearing deposits increased $1,472,915 or 4.97% to $31,096,183 for the six months ended June 30, 2006, from $29,623,268 for the same period in 2005. Average total deposits have increased 0.34% or $545,878 to $160,378,648 for the six months ended June 30, 2006 from $159,832,770 for the same period in 2005. Borrowings, primarily from the Federal Home Loan Bank of Atlanta to fund strong loan demand, increased to $43,700,000 from $40,700,000 at December 31, 2005, an increase of 7.37%.

Deposits, particularly core deposits, have been our primary source of funding and have enabled us to meet both our short-term and long-term liquidity needs. Management anticipates that such deposits will continue to grow and be our primary source of funding for the foreseeable future. It should be noted, however, that the economy and the stock markets continue to show signs of improvement, and renewed investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, could impact the growth of deposits in future periods.

Short-term Borrowings

The following table sets forth the our position with respect to short-term borrowings for June 30, 2006 and December 31 2005.

	June 30, 2006		December 31, 2005
	Amount	Rate	Amount	Rate

Federal Home Loan Bank (daily re-price)	$3,000,000	5.57%	$2,000,000	4.44%
Retail Repurchase Agreements	9,258,548	3.44%	6,531,240	2.04%
Federal Funds Borrowed	4,900,000	5.21%	2,720,000	2.63%
Total	$17,158,548		$11,251,240

We may borrow up to approximately 30% of total assets from the Federal Home Loan Bank (FHLB) through any combination of notes or line of credit advances. Both the notes payable and the line of credit are secured by a floating lien on all of our real estate mortgage loans. We were required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

We provide collateral of 105% of the repurchase agreement balances by pledging U.S. Government Agency securities.

The Bank has lines of credit of $17,400,000 in unsecured overnight federal funds and $3,000,000 in secured overnight federal funds with correspondent banks at June 30, 2006.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $20,400,000 from correspondent banks, namely, Bank of America, Community Bank and M & T Bank. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $71,480,000 of which $43,700,000 has been advanced as of June 30, 2006.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Bank’s capital ratios as of June 30, 2006 to the minimum ratios required by federal banking regulators is presented below.

		Minimum	To be well
	Actual	Requirements	capitalized
Tier 1 risk-based capital	12.36%	4.00%	6.00%
Total risk-based capital	13.31%	8.00%	10.00%
Leverage ratio	10.24%	4.00%	5.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is to interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk, both of which are discussed in Item 7 of Part II of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2005 under the caption “Market Risk Management”. Management believes that there have been no material changes in our market risks or the procedures used to evaluate and mitigate these risks since December 31, 2005. The simulation models that we use to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital produced the following results as of June 30, 2006 and December 31, 2005:

	Immediate Change in Rates
	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit

June 30, 2006
% Change in Net Interest Income	4.01%	2.04%	-2.47%	- 5.93%	+10%
% Change in Fair Value of Capital	7.97%	4.00%	-4.29%	-9.24%	+20%
December 31, 2005
% Change in Net Interest Income	4.17%	2.12%	-2.94%	- 7.41%	+10%
% Change in Fair Value of Capital	6.42%	3.27%	-3.77%	- 7.96%	+20%

The change in our interest rate sensitivity profile since December 31. 2005 resulted from an decrease in our excess assets repricing within one year from $82,587,000 as of December 31, 2005 to $73,144,000 at June 30, 2006.

Item 4.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities and Exchange Act of 1934 with the Securities and Exchange Commission, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, who also serves as the Chief Financial Officer (the “CEO”), to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls was carried out as of June 30, 2006 under the supervision and with the participation of management, including the CEO. Based on that evaluation, management, including the CEO, has concluded that our disclosure controls and procedures are effective.

During the second quarter of 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2005. The following discussion updates a risk factor that was contained in the Annual Report to reflect the recent issuance of proposed regulatory guidance.

The majority of our business is concentrated in Maryland; a significant amount of our business is concentrated in real estate lending.

Because most of our loans are made to Maryland borrowers located primarily in Maryland’s upper Eastern Shore, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, we make many real estate secured loans, which are in greater demand when interest rates are low and economic conditions are good. Even when economic conditions are favorable and interest rates are low, this demand may not continue. Further, the market values of the real estate securing these loans may deteriorate, and we may lose money if a borrower fails to repay a real estate loan. Additionally, the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, along with the other federal banking regulators, issued proposed guidance on January 13, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. The comment period ended on April 13, 2006. We are evaluating our concentration and risk management strategies in light of this proposed guidance. If this guidance becomes final, we may be subject to additional regulatory requirements, including, without limitation, increased capital requirements. Management cannot predict the extent to which this guidance, if it becomes final, will impact our operations or capital requirements. We also cannot guarantee that any risk management strategy we implement or maintain will be effective to prevent losses relating to our commercial real estate portfolio.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on May 17, 2006, the stockholders of Peoples Bancorp, Inc. were asked to vote upon the election of 13 directors to serve on the Board of Directors of Peoples Bancorp, Inc. for one-year terms and until their successors are duly elected and qualify (“Proposal 1”). The stockholders also were asked to ratify the selection of Rowles & Company, LLP as our independent auditing and accounting firm for 2006 (“Proposal 2”). The Board of Directors submitted these matters to a vote through the solicitation of proxies.

The results of Proposal 1 were as follows:

Nominees (terms expire 2007)	For	Against	Abstain	Broker Non-Votes
E. Jean Anthony.	610,631	0	0	1,401
Robert W. Clark, Jr.	610,631	0	0	1,401
LaMonte E. Cooke	610,421	210	0	1,401
Gary B. Fellows	610,631	0	0	1,401
Herman E. Hill, Jr.	610,631	0	0	1,401
Patricia Joan Ozman Horsey	610,631	0	0	1,401
P. Patrick McClary	610,409	222	0	1,401
Robert A. Moore	610,631	0	0	1,401
Alexander P. Rasin, III	610,631	0	0	1,401
Stefan R. Skipp	610,631	0	0	1,401
Thomas G. Stevenson	610,631	0	0	1,401
Elizabeth A. Strong	610,631	0	0	1,401
William G. Wheatley	610,631	0	0	1,401

The results of Proposal 2 were as follows: 608,773 votes for the proposal; 2,290 votes against the proposal; 0 abstentions; and 1,401 broker non-votes.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.1	Changes to Director Compensation Arrangement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2005)
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP, INC.

Date: August 11, 2006	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.1	Changes to Director Compensation Arrangement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2005)
31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)