Form 10-Q
period 2006-09-30
PEOPLES BANCORP INC/MD
filed 2006-11-13
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|    No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_ |	Accelerated filer |_|	Non-accelerated filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_|    No |X|

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 789,012 shares of common stock issued and outstanding as of November 1, 2006

PEOPLES BANCORP, INC.

FORM 10-Q
INDEX

Part I - Financial Information

		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets at September 30, 2006 (unaudited)
	and December 31, 2005	3

	Consolidated Statements of Income (unaudited) for three and nine months
	ended September 30, 2006 and 2005	4

	Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
	for the nine months ended September 30, 2006 and 2005	5

	Consolidated Statements of Cash Flows (unaudited) for nine months
	ended September 30, 2006 and 2005	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

Part II - Other Information

Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

Signatures		21
Exhibit Index		22

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY

Consolidated Balance Sheets	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$4,622,339	$4,709,890
Federal funds sold	1,820,343	2,099,705
Securities available for sale	7,925,966	10,439,293
Securities held to maturity (approximate fair
value of $11,867,456 and $9,800,311)	11,921,086	9,465,210
Federal Home Loan Bank stock, at cost	2,533,100	2,282,400
Loans, less allowance for loan losses
of $1,882,380 and $1,649,420	205,196,400	203,143,629
Premises and equipment	3,772,139	3,812,831
Accrued interest receivable	1,523,862	1,268,377
Deferred income taxes	312,633	304,888
Other assets	1,045,528	765,214
Total Assets	$240,673,396	$238,291,437

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$28,908,089	$33,509,679
Interest-bearing	128,673,276	130,451,691
	157,581,365	163,961,370
Securities sold under repurchase agreements
and federal funds purchased	12,683,494	9,251,240
Federal Home Loan Bank advances	43,700,000	40,700,000
Accrued interest payable	414,572	319,987
Income taxes payable	0	100,786
Other liabilities	522,995	389,833
	214,902,426	214,723,216
Stockholders' equity
Common stock, par value $10 per share, authorized 1,000,000
shares, issued and outstanding 789,012 shares	7,890,120	7,890,120
Additional Paid in Capital	2,920,866	2,920,866
Retained earnings	14,978,946	12,763,903
	25,789,932	23,574,889
Accumulated other comprehensive income	(18,962)	(6,668)
	25,770,970	23,568,221
Total Liabilities and Stockholders’ Equity	$240,673,396	$238,291,437

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Income (unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
	2006	2005	2006	2005
Interest and dividend revenue
Loans, including fees	$3,816,187	$3,325,711	$11,168,900	$9,337,633
Government Agencies Securities	215,743	184,033	627,709	553,440
Deposits in other banks	376	429	2,328	1,254
Federal funds sold	25,347	26,361	74,130	46,720
Equity securities	35,366	19,621	93,748	37,022
Total interest and dividend revenue	4,093.019	3,556.155	11,966,815	9,976,069
Interest expense
Deposits	827,718	643,306	2,297,530	1,835,924
Borrowed funds	609,819	381,054	1,769,955	877,597
Total interest expense	1,437,537	1,024,360	4,067,485	2,713,521

Net interest income	2,655,482	2,531,795	7,899,330	7,262,548

Provision for loan losses	0	120,000	240,000	360,000
Net interest income after
provision for loan losses	2,655,482	2,411,795	7,659,330	6,902,548

Noninterest revenue
Service charges on deposit accounts	219,826	201,892	646,529	579,664
Other noninterest revenue	59,780	43,929	232,635	185,371
Total noninterest revenue	279,606	245,821	879,164	765,035

Noninterest expenses
Salaries and employee benefits	729,584	702,731	2,100,487	2,067,849
Occupancy	71,150	65,624	201,302	184,337
Furniture and equipment	53,992	44,556	166,325	142,133
Other operating	365,417	325,014	1,083,510	973,157
Total noninterest expenses	1,220,143	1,137,925	3,551,624	3,367,476

Income before income taxes	1,714,945	1,519,691	4,986,870	4,300,107
Income taxes	609,189	571,878	1,840,793	1,617,765
Net income	$1,105,756	$947,813	$3,146,077	$2,682,342

Earnings per common share	$1.40	$1.20	$3.99	$3.40

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2006 and 2005

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Comprehensive
	Stock	capital	earnings	income	income

Balance, December 31, 2004	$7,890,120	$2,920,866	$10,309,734	$86,598

Net income	-	-	2,682,342	-	$2,682,342
Unrealized loss on investment
securities available for sale net
of income taxes of $51,413	-	-	-	(81,712)	(81,712)
Comprehensive income					$2,600,630
Cash dividend, $1.10 per share	-	-	(867,912)	-

Balance, September 30, 2005	$7,890,120	$2,920,866	$12,124,164	$4,886

Balance, December 31, 2005	$7,890,120	$2,920,866	$12,763,903	$(6,668)

Net income	-	-	3,146,077	-	$3,146,077
Unrealized loss on investment
securities available for sale net
of income taxes of $7,735	-	-	-	(12,294)	(12,294)
Comprehensive income					$3,133,783
Cash dividend, $1.18 per share	-	-	(931,034)	-

Balance, September 30, 2006	$7,890,120	$2,920,866	$14,978,946	$(18,962)

The accompanying notes are an integral part of these financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended
	September 30
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$11,529,301	$9,560,645
Fees and commissions received	879,164	765,035
Cash paid to suppliers and employees	(3,533,841)	(3,183,587)
Interest paid	(3,972,901)	(2,672,062)
Taxes paid	(1,941,579)	(1,693,442)
	2,960,144	2,776,589
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(124,242)	(170,850)
Loans made, net of principal collected	(2,141,254)	(29,797,242)
Proceeds from maturities and calls of securities
Available for sale	3,500,000	2,500,000
Held to maturity	2,001,222	2,001,413
Purchase of securities available for sale	(3,425,525)	0
Purchase of securities held to maturity	(2,007,773)	(4,453,117)
Purchase of FHLB Stock	(250,700)	(1,237,600)
	(2,448,272)	(31,157,396)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	2,350,183	4,433,516
Other deposits	(8,730,188)	(1,446,447)
Securities sold under repurchase agreements	3,432,254	2,315,597
Advances under (repayments of) notes payable	3,000,000	26,500,000
Dividends paid	(931,034)	(867,912)
	(878,785)	30,934,754
NET INCREASE (DECREASE) IN CASH	(366,913)	2,553,947
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	6,809,595	5,912,835
CASH AND EQUIVALENTS AT END OF PERIOD	$6,442,682	$8,466,782
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
FROM OPERATING ACTIVITIES
Net income	$3,146,077	$2,682,342
ADJUSTMENTS
Depreciation and amortization	164,934	135,739
Provision for loan losses	240,000	360,000
Security discount accretion, net of premium amortization	(30,512)	(8,841)
Decrease (increase) in
Accrued interest receivable	(255,485)	(379,900)
Other assets	(280,314)	(2,328)
Increase (decrease) in
Deferred origination fees and costs, net	(151,517)	(26,683)
Accrued Interest payable and other liabilities	227,747	91,937
Income taxes payable	(100,786)	(75,677)
	$2,960,144	$2,776,589

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiary
Notes to Financial Statements (unaudited)

1.         Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. (the “Company”) and its subsidiary, The Peoples Bank (the “Bank”), have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.        Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.        Comprehensive income

For the nine months ended September 30, 2006 and 2005, total comprehensive income, net of taxes, was $3,133,783 and $2,600,630, respectively. Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes

4.       Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Company’s financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies. The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. The table below represents unfunded obligations at September 30, 2006. The Company is not party to any other off-balance sheet arrangements.

At September 30, 2006
Revolving Home Equity Lines	$3,598,928
Commercial Real Estate	$4,880,545
Other Unused Commitments	$18,911,077
Commercial Letters of Credit	$5,079,359

5.       Earnings Per Share

Earnings per common share is derived by dividing net income available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 789,012 for the three- and nine-month periods ended September 30, 2006 and 2005.

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

During the nine months ended September 30, 2006 and 2005, the Company recognized net periodic costs for this plan of $146,351 and $114,956, respectively. During the nine months ended September 30, 2006 and 2005, the Company contributed $93,810 and $85,700, respectively, to the plan.

7.         Recent Accounting Pronouncements

In February 2006, the FASB published FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No.155”). SFAS 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other things, SFAS No.155 resolves issues related to the financial reporting of certain hybrid financial instruments (financial instruments that have embedded derivatives) to be accounted for as a whole at fair value if the holder elects this option. This accounting eliminates the need to bifurcate the derivative from its host. SFAS No.155 also eliminates certain previous guidance that provided that beneficial interests in securitized financial assets are not subject to the provisions of SFAS No. 133. Lastly, SFAS No.155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. Management does not expect the adoption of SFAS No.155 to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB published FASB Statement No. 156, Accounting for Servicing of Financial Assets (“SFAS No.156”). SFAS No.156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No.156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in each of several specific situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either of two accepted measurement methods for each class of separately recognized servicing assets and servicing liabilities. Further, SFAS No.156 permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, SFAS No.156 requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. Management does not expect the adoption of SFAS No.156 to have a material impact on the Company’s consolidated financial statements.

In September, 2006, the FASB published FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  SFAS No. 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  SFAS No. 157 is not expected to have a material impact on the Company’s financial statements.

In September, 2006, the FASB published FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R), which requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets.  The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006.  The Company will adopt this standard during the year ending December 31, 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Peoples Bancorp, Inc. is a Maryland corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended, headquartered in Chestertown, Kent County, Maryland. Peoples Bancorp, Inc. was incorporated on December 10, 1996 to serve as the holding company of The Peoples Bank of Kent County, Maryland (the “Bank”), a Maryland commercial bank, which it acquired on March 24, 1997. On June 15, 2006, the Bank changed its name to The Peoples Bank.

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

The Bank is building a branch location in Church Hill, Queen Annes County, Maryland. The cost is estimated to be $1,300,000 with an anticipated completion date of September 2007. The branch will have 2584 square feet of office/teller space and will be staffed initially with four employees. As a result of this expansion, noninterest expenses in 2007 are expected to increase.

When used in this report, the terms “Company”. “we”, “us” and “our” refer to Peoples Bancorp, Inc. and, unless the context clearly requires otherwise, the Bank.

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

The following discussion is designed to provide a better understanding of our financial condition and results of operation and should be read in conjunction with the September 30, 2006 Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the December 31, 2005 audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operation set forth in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2005.

Forward-Looking Information

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this quarterly report should be aware of the speculative nature of “forward-looking statements”. Statements that are not historical in nature, including the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. These and other risks are discussed in detail in the section of the periodic reports filed by Peoples Bancorp, Inc. with the Securities and Exchange Commission (“SEC”) entitled “Risk Factors” (see Item 1A of Part II of this report). All of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

RESULTS OF OPERATIONS

General

For the three- and nine-month periods ended September 30, 2006, the Company reported net income of $1,105,756, or $1.40 per share, and $3,146,077, or $3.99 per share, respectively, compared to $947,813, or $1.20 per share, and $2,682,342, or $3.40 per share, respectively, for the same periods in 2005. The increase of 16.66% for the three months and the 17.29% increase for the nine months ended September 30, 2006 over the same periods last year resulted primarily from increases in net interest income and noninterest revenue and a decrease in the provision for loan losses offset by increases in noninterest expense and income tax expense.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

Net interest income for the three-month period ended September 30, 2006 was $2,655,482, which represents an increase of $123,687 or 4.89% over net interest income for the same period in 2005. Net interest income for the nine-month period ended September 30, 2006 was $7,899,330, which represents an increase of $636,782 or 8.77% over the net interest income for the first nine months of 2005. Interest earned on loans during the three and nine months ended September 30, 2006 increased in part due to an increase in loan volume over the same periods last year. During 2005 and continuing through the third quarter of 2006, short-term interest rates have steadily risen, while long-term interest rates have remained relatively stable.

Interest revenue for the three and nine months ended September 30, 2006 totaled $4,093,019 and $11,966,815, respectively, compared to $3,556,155 and $9,976,069, respectively, for the same periods last year, representing increases of $536,864 or 15.10% and $1,990,746 or 19.96% respectively. The increase for the three and nine-month periods are attributable primarily to increases in loan income of $490,476 and $1,831,267, income from Government Agency securities of $31,710 and $74,269, and equity securities of $15,745 and $56,726

Interest expense for the three- and nine-month periods ended September 30, 2006 totaled $1,437,537 and $4,067,485, respectively, compared to $1,024,360 and $2,713,521, respectively, for the same periods last year, representing increases of $413,177 or 40.34% and $1,353,964 or 49.90%, respectively. Much of the increase during the first nine months of 2006 is attributable to the rising interest rates paid on deposits and borrowings.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets. The Company’s net interest margin for the nine-month period ended September 30, 2006 and 2005 was 4.65%. The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities, and these events are impacted by a number of unpredictable factors.

A table of the Company’s average balances, interest and yields follows.

Average Balances, Interest, and Yield

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2006			September 30, 2005
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$2,051,584	$74,130	4.83%	$2,042,362	$46,720	3.06%
Interest-bearing deposits	68,674	2,441	4.75%	57,648	1,315	3.05%
Investment securities:
U. S. government agency	19,750,117	658,090	4.45%	20,048,216	580,229	3.87%
Other	2,493,944	98,290	5.27%	1,632,726	38,815	3.18%
Total investment securities	22,244,061	756,380	4.55%	21,680,942	619,044	3.82%
Loans:
Demand and time	41,024,921	2,756,614	8.98%	36,953,921	2,106,931	7.62%
Mortgage	160,334,009	8,144,515	6.79%	146,191,936	6,958,423	6.36%
Installment	5,049,721	306,060	8.10%	5,111,382	304,914	7.98%
Total loans	206,408,651	11,207,189	7.26%	188,257,239	9,370,268	6.65%
Allowance for loan losses	1,797,988			1,348,129
Total loans, net of allowance	204,610,663	11,207,189	7.32%	186,909,110	9,370,268	6.70%
Total interest-earning assets	228,974,982	12,040,140	7.03%	210,690,062	10,037,347	6.37%
Non-interest-bearing cash	4,683,523			4,384,541
Premises and equipment	3,809,369			3,808,252
Other assets	2,489,475			1,681,963
Total assets	$239,957,349			$220,564,818
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$40,511,077	172,576	0.57%	$44,774,796	113,833	0.34%
Money market and supernow	17,156,207	157,773	1.23%	19,383,650	79,223	0.55%
Other time deposits	71,007,758	1,970,155	3.71%	66,898,910	1,642,868	3.28%
Total interest-bearing deposits	128,675,042	2,300,504	2.39%	131,057,356	1,835,924	1.87%
Borrowed funds	54,108,203	1,769,955	4.37%	36,011,882	877,597	3.26%
Total interest-bearing liabilities	182,783,245	4,070,459	2.98%	167,069,238	2,713,521	2.17%
Noninterest-bearing deposits	31,551,068			30,533,165
	214,334,313			197,602,403
Other liabilities	963,117			819,489
Stockholders’ equity	24,659,919			22,142,926
Total liabilities and stockholders equity	$239,957,349			$220,564,818
Net interest spread			4.05%			4.20%
Net interest income		$7,969,681			$7,323,826
Net margin on interest-earning assets			4.65%			4.65%
Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Noninterest Revenue

Noninterest revenue for the three- and nine-month periods ended September 30, 2006 totaled $279,606 and $879,164, respectively, which represent increases of 13.74% and 14.92%, respectively, over noninterest revenue for the same periods in 2005. The increase recognized for the first three and nine month periods of 2006 over the comparable periods last year resulted primarily from increases in service charges, including an increase in debit card income of $4.987 and $18,849, and an increase in activity service charges of $15,731 and $50,220. The use of debit cards and volume of overdrafts have increased

Noninterest Expense

The Company recorded noninterest expense of $1,220,143 and $3,551,624 for the three- and nine-month periods ended September 30, 2006, respectively, compared to $1,137,925 and $3,367,476, respectively for the same periods in 2005, representing increases of $82,218 or 7.23% and $184,148 or 5.47%, respectively. The increase for the three and nine-month periods are mainly attributable to increased directors fees of $881 and $11,572, additional computer and internet software expenses of $12,087 and $18,669 and data processing fees charged by outside processors of $3,908 and $10,943.

Income Tax Expense

The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2006 was 35.5% and 36.9%, respectively, compared to 37.6% for the same periods in 2005. The Company’s income tax expense was $609,189 and $1,840,793 for the three- and nine-months ended September 30, 2006, respectively, compared to $571,878 and $1,617,765, respectively, for the same periods in 2005. These increases in income tax expense were comparable to the percentage increases in pre-tax income for the three and nine months ended September 30, 2006 when compared to the same periods last year.

FINANCIAL CONDITION

Overview

Total assets of the Company at September 30, 2006 were $240,673,396, compared to $238,291,437 at December 31, 2005, representing an increase of $2,381,959 or 1.00% over December 31, 2005.

Total liabilities at September 30, 2006 were $214,902,426, compared to $214,723,216 at December 31, 2005, representing an increase of $179,210 or 0.08%.

Stockholders’ equity was $25,770,970 at September 30, 2006, compared to $23,568,221 at December 31, 2005, which represents an increase of $2,202,749. This increase was the result of net income for the period totaling $3,146,077, offset by an increase in the unrealized loss on securities available for sale net of income taxes of $12,294 and dividends paid to stockholders of $931,034.

Return on average equity for the nine months ended September 30, 2006 was 17.06%, compared to 16.20% for the same period in 2005. Return on average assets was 1.75% for the nine months ended September 30, 2006, compared to 1.63% for the same period in 2005.

Composition of Loan Portfolio

At September 30, 2006, loans, net of unearned income, were $205,196,400, an increase of $2,052,771 since December 31, 2005. Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $204,610,663 and $186,909,110 during the first nine months of 2006 and 2005, respectively, which constituted 89.36% and 88.71% of average interest-earning assets for the respective periods. For the nine months ended September 30, 2006, our average loan to deposit ratio was 127.70%, compared to 115.67% for the nine months ended September 30, 2005. The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. Our ratio of average loans to deposits plus borrowed funds was 95.46% for the nine months ended September 30, 2006, compared to 94.59% for the nine months ended September 30, 2005. We extend credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County. There are no industry concentrations in our loan portfolio. A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region will influence the performance of the Company’s portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of September 30, 2006 is adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of September 30, 2006 and December 31, 2005, the allowance for loan losses compared to gross loans was 0.91% and 0.81%, respectively.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Nine months ended	Nine months ended	Year ended
	September 30,	September 30,	December 31,
	2006	2005	2005
Balance at beginning of year	$1,649,420	$1,204,274	$1,204,274
Loan losses:
Commercial	4,946	0	0
Mortgages	0	0	0
Consumer	8,986	15,136	37,762
Total loan losses	13,932	15,136	37,762
Recoveries on loans previously charged off
Commercial	25	0	0
Mortgages	0	0	0
Consumer	6,867	2,504	2,908
Total loan recoveries	6,892	2,504	2,908
Net loan losses	(7,040)	(12,632)	(34,854)
Provision for loan losses charged to expense	240,000	360,000	480,000
Balance at end of year	$1,882,380	$1,551,642	$1,649,420
Allowance for loan losses to loans outstanding
at end of period	0.91%	0.77%	0.81%

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

At September 30, 2006 and December 31, 2005, we had loans past due 90 days or more including nonaccrual loans of $593,250 and $383,540, respectively. These loans are detailed below:

Risk Elements of Loan Portfolio

	September 30,	December 31,
	2006	2005

Nonaccrual Loans	$38,988	$368,204
Accruing Loans Past Due 90 Days or More	554,262	15,336

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of September 30, 2006 or December 31, 2005.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits decreased $2,382,314 or 1.82% to $128,675,042 for the nine months ended September 30, 2006, from $131,057,356 for the same period in 2005. Average noninterest-bearing deposits increased $1,017,903 or 3.33% to $31,551,068 for the nine months ended September 30, 2006, from $30,533,165 for the same period in 2005. Average total deposits have decreased 0.84% or $1,364,410 to $160,226,111 for the nine months ended September 30, 2006 from $161,590,521 for the same period in 2005. Borrowings at September 30, 2006, primarily from the Federal Home Loan Bank of Atlanta, increased to $43,700,000 from $40,700,000 at December 31, 2005, an increase of 7.37%.

Deposits, particularly core deposits, have been our primary source of funding and have enabled us to meet both our short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be our primary source of funding for the foreseeable future. It should be noted, however, that the economy and stock market continue to show signs of improvement, and renewed investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, could impact the growth of deposits in future periods.

Short-term Borrowings

The following table sets forth the our position with respect to short-term borrowings for September 30, 2006 and December 31 2005.

	September 30, 2006		December 31, 2005
	Amount	Rate	Amount	Rate

Federal Home Loan Bank (daily re-price)	$3,000,000	5.61%	$2,000,000	4.44%
Retail Repurchase Agreements	7,583,494	3.87%	6,531,240	2.04%
Federal Funds Borrowed	5,100,000	5.69%	2,720,000	2.63%
Total	$15,683,494		$11,251,240

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

The Bank has lines of credit of $17,400,000 in unsecured overnight federal funds and $3,000,000 in secured overnight federal funds with correspondent banks at September 30, 2006.

Liquidity and Capital Resources

Liquidity describes the ability of the Company to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. We derive liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $20,400,000 from correspondent banks, namely, Bank of America, Community Bank and M & T Bank. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $71,480,000 of which $43,700,000 has been advanced as of September 30, 2006.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Company’s capital ratios as of September 30, 2006 to the minimum ratios required by federal banking regulators is presented below.

		Minimum	To be well
	Actual	Requirements	capitalized
Leverage ratio	10.63%	4.00%	5.00%
Tier 1 risk-based capital	12.82%	4.00%	6.00%
Total risk-based capital	13.76%	8.00%	10.00%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is to interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk, both of which are discussed in Item 7 of Part II of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2005 under the caption “Market Risk Management”. Management believes that there have been no material changes in our market risks or the procedures used to evaluate and mitigate these risks since December 31, 2005. The simulation models that we use to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital produced the following results as of September 30, 2006 and December 31, 2005:

	Immediate Change in Rates
	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit

September 30, 2006
% Change in Net Interest Income	3.59%	1.84%	-2.34%	- 5.47%	+10%
% Change in Fair Value of Capital	6.85%	3.47%	-3.82%	-8.18%	+20%
December 31, 2005
% Change in Net Interest Income	4.17%	2.12%	-2.94%	- 7.41%	+10%
% Change in Fair Value of Capital	6.42%	3.27%	-3.77%	- 7.96%	+20%

The change in our interest rate sensitivity profile since December 31. 2005 resulted from an decrease in our excess assets repricing within one year from $82,587,000 as of December 31, 2005 to $67,713,000 at September 30, 2006.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities and Exchange Act of 1934 with the SEC, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, who also serves as the Chief Financial Officer (the “CEO”), to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls was carried out as of September 30, 2006 under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are effective.

During the third quarter of 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2005 and were updated in Item 1A of Part II of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Management does not believe that the Company’s risk factors have materially changes since they were last updated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

2.1	Stock Purchase Agreement dated September 12, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 11, 2006).

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.1	Changes to Director Compensation Arrangement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2005)

31.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

SIGNATURES

Pursuant to the requirements of the Security Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP, INC.

Date: November 9, 2006	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer
& Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Purchase Agreement dated September 12, 2006 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 11, 2006).

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.1	Changes to Director Compensation Arrangement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 10, 2005)

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)