Form 10-K
period 2006-12-31
PEOPLES BANCORP INC/MD
filed 2007-03-21
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $38,643,995.

The number of shares outstanding of the registrant’s common stock as of March 1, 2007 was 789,012.

Documents Incorporated by Reference

Portions of the definitive proxy statement to be filed with the SEC in connection with the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Except as expressly provided otherwise, the term “Company” as used in this annual report refers to Peoples Bancorp, Inc. and the terms “we”, “us” and “our” refer collectively to Peoples Bancorp, Inc. and its subsidiaries.

PART I
Item 1.	Business.
BUSINESS
General

The Company was incorporated under the laws of Maryland on December 10, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s sole business is acting as the parent company to The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Subsidiary”).

During 2006, we operated in only one business segment: community banking. On January 5, 2007, the Company acquired the Insurance Subsidiary and began operating in the insurance products and services business segment.

Location and Service Area

We offer a variety of services to consumer and commercial customers in our primary service area, which encompasses all of Kent County, northern Queen Anne’s County, and southern Cecil County, Maryland.

The principal components making up the economy for our service area are agriculture and light industry. Kent County is also growing as a tourist and retirement area. The tourist business is centered primarily in Chestertown and Rock Hall. There is a large retirement community, Heron Point, located in Chestertown. The seafood business, once prominent, is in decline. There are three health-care facilities located in Chestertown. Agriculture and agricultural-related businesses are the largest overall employers in the service area. There are several light industry companies in Kent County.

Banking Products and Services

Through the Bank’s five branches located throughout Kent County, Maryland, we offer a full range of deposit services that are typically offered by most depository institutions in our service area, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal service area and have rates that are competitive with those offered by other institutions in the area. In addition, we offer certain retirement account services, such as Individual Retirements Accounts. All deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law (generally, $100,000 per depositor subject to aggregation rules). We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

Information about our revenues, net income and assets derived from our operations in the community banking segment for each of the years ended December 31, 2006, 2005 and 2004 may be found in our Consolidated Financial Statements and Notes thereto, which are included in Item 8 of Part II of this annual report.

Investment Activities

We maintain a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to approximately 7.79% of our total assets and is invested primarily in U.S. government agency and mortgage-backed securities.

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

Insurance Activities

The Insurance Subsidiary is located in Chestertown, Kent County, Maryland. The Insurance Subsidiary offers a full range of property and casualty insurance products and services to customers in our market area.

Seasonality

Management does not believe that our business activities are seasonal in nature. Demand for our products and services may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

Employees

At March 1, 2007, we employed 72 persons, of which 61 were employed on a full-time basis.

COMPETITION

The banking business, in all of its phases, is highly competitive. Within our service area and the surrounding area, we compete with commercial banks (including local banks and branches or affiliates of other larger banks), savings and loan associations and credit unions for loans and deposits, with consumer finance companies for loans, with money market mutual funds and other investment vehicles for deposits, with insurance companies, agents and brokers for insurance products, and with other financial institutions for various types of financial products and services. There is also competition for commercial and retail banking business from banks and financial institutions located outside of our market area. Many of these financial institutions offer services, such as trust services, that we do not offer and have greater financial resources or have substantially higher lending limits than us.

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

The following table sets forth deposit data for Kent County, Maryland as of June 30, 2006, the most recent date for which comparative information is available.

Name	Offices In Market Area	Deposits (in thousands)	Market Share
Peoples Bank of Kent County, Maryland	5	$159,981	35.04%
Mercantile Shore Bank	5	153,025	33.52%
Chesapeake Bank & Trust Co	2	59,257	12.98%
Branch Banking & Trust Co	2	37,668	8.25%
Centreville National Bank of Maryland	2	23,743	5.20%
SunTrust Bank	1	22,886	5.01%

Source: FDIC Deposit Market Share Report

SUPERVISION AND REGULATION

The following is a summary of the material regulations and policies applicable to us and is not intended to be a comprehensive discussion. Changes in applicable laws and regulations may have a material effect on our business, financial condition and results of operation.

General

The Company is a financial holding company registered with the Board of Governors of the Federal Reserve System (the “FRB”) under the BHC Act and, as such, is subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the FRB.

The Bank is a Maryland commercial bank subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland, who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Commissioner determines that an examination is unnecessary in a particular calendar year).

The Insurance Subsidiary is subject to examination by the FRB, and, as an affiliate of the Bank, may be subject to examination by the Bank’s regulators from time to time. In addition, the Insurance Subsidiary is subject to licensing and regulation by the insurance authorities of the states in which it does business. Retail sales of insurance products by the Insurance Subsidiary to customers of the Bank are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994, as amended, by the federal banking regulators, including the FDIC and the FRB.

Regulation of Financial Holding Companies

In November 1999, the federal Gramm-Leach-Bliley Act (the “GLBA”) was signed into law. Effective in pertinent part on March 11, 2000, GLBA revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under GLBA, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company.” GLBA provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures.

Under FRB policy, the Company is expected to act as a source of strength to its subsidiary banks, and the FRB may charge the Company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required. In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss. Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its stockholders and obligations to other affiliates.

Regulation of the Bank

Federal and state banking regulators may prohibit the institutions over which they have supervisory authority from engaging in activities or investments that the agencies believes are unsafe or unsound banking practices. These banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound practices. Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

The Company and its affiliates are subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act. Section 23A limits the amount of loans or extensions of credit to, and investments in, the Company and its nonbank affiliates by the Bank. Section 23B requires that transactions between any of the Bank and the Company and its nonbank affiliates be on terms and under circumstances that are substantially the same as with non-affiliates.

The Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, and principal stockholders or any related interest of such persons, which generally require that such credit extensions be made on substantially the same terms as are available to third parties dealing with the Bank and not involve more than the normal risk of repayment. Other laws tie the maximum amount that may be loaned to any one customer and its related interests to capital levels.

As part of the Federal Deposit Insurance Company Improvement Act of 1991 (“FDICIA”), each federal banking regulator adopted non-capital safety and soundness standards for institutions under its authority. These standards include internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. An institution that fails to meet those standards may be required by the agency to develop a plan acceptable to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. We believe that the Bank meets substantially all standards that have been adopted. FDICIA also imposes new capital standards on insured depository institutions.

The Community Reinvestment Act (“CRA”) requires that, in connection with the examination of financial institutions within their jurisdictions, the federal banking regulators evaluate the record of the financial institution in meeting the credit needs of their communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank had a CRA rating of “Satisfactory.”

GLBA permits certain qualified national banks to form “financial subsidiaries”, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential financial activities of subsidiaries of state banks, subject to applicable state law. Maryland law generally permits Maryland state-chartered banks, including the Bank, to engage in the same activities, directly or through an affiliate, as national banks.

Deposit Insurance

The Bank’s deposits are insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund, which is administered by the FDIC, and the Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC. The Bank paid a total of $19,851 in FDIC premiums during 2006. The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006. Under this new law, (i) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the FDIC will be given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

Capital Requirements

Under Maryland law, the Bank must meet certain minimum capital stock and surplus requirements before it may establish a new branch office. With each new branch located outside the municipal area of the Bank’s principal banking office, these minimal levels are subject to upward adjustment based on the population size of the municipal area in which the branch will be located. Prior to establishment of the branch, the Bank must obtain Maryland Commissioner and FDIC approval. If establishment of the branch involves the purchase of a bank building or furnishings, the total investment in bank buildings and furnishings cannot exceed, with certain exceptions, 50% of the Bank’s unimpaired capital and surplus.

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

As of December 31, 2006, the Company and the Bank were deemed to be “well capitalized”. For more information regarding the capital condition of the Company and the Bank, see Item 7 of Part II of this annual report under the caption “Capital”.

Limitations on Dividends

Holders of shares of the Company’s common stock are entitled to dividends if, when, and as declared by the Company’s Board of Directors out of funds legally available for that purpose, and the Board’s ability to declare dividends is subject to certain restrictions imposed under federal banking law and state banking and corporate law. These restrictions are discussed in more detail below in Item 1A of Part I of this report under the caption “The Company’s ability to pay dividends is limited”.

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

Federal Securities Laws

The shares of the Company’s common stock are registered with the Securities and Exchange Commission (the “SEC”) under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002. Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, directors and certain committees of the Board must satisfy certain independence requirements, and the Company is required to comply with certain corporate governance requirements.

Governmental Monetary and Credit Policies and Economic Controls

The earnings and growth of the banking industry and ultimately of the Bank are affected by the monetary and credit policies of governmental authorities, including the FRB. An important function of the FRB is to regulate the national supply of bank credit in order to control recessionary and inflationary pressures. Among the instruments of monetary policy used by the FRB to implement these objectives are open market operations in U.S. Government securities, changes in the federal funds rate, changes in the discount rate of member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans or paid for deposits. The monetary policies of the FRB authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to have such an effect in the future. In view of changing conditions in the national economy and in the money markets, as well as the effect of actions by monetary and fiscal authorities, including the FRB, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or their effect on the business and earnings of the Company and its subsidiaries.

Item 1A.	Risk Factors.

The following factors should be considered carefully in evaluating an investment in shares of common stock of the Company.

Risks Relating to the Business of the Company and its Affiliates

The Company’s future depends on the successful growth of its Affiliates

The Company’s primary business activity for the foreseeable future will be to act as the holding company of the Bank and the Insurance Subsidiary. Therefore, the Company’s future profitability will depend on the success and growth of these subsidiaries. In the future, part of the Company’s growth may come from buying other banks and buying or establishing other companies. Such entities may not be profitable after they are purchased or established, and they may lose money, particularly at first. A new bank or company may bring with it unexpected liabilities, bad loans, or bad employee relations, or the new bank or company may lose customers.

The majority of our business is concentrated in Maryland; a significant amount of our business is concentrated in real estate lending.

Because most of our loans are made to customers who reside on Maryland’s upper Eastern Shore, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, we make many real estate secured loans, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. There can be no guarantee that good economic conditions or low interest rates will continue to exist. Moreover, the market values of the real estate securing our loans may deteriorate due to a number of unpredictable factors, which could cause us to lose money in the event a borrower failed to repay a loan and we were forced to foreclose on the property. Additionally, the FRB and the FDIC, along with the other federal banking regulators, issued final guidance on December 6, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2006, we may be subject to further supervisory analysis during future examinations. Although we continuously evaluate our concentration and risk management strategies, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

As of December 31, 2006, we had classified 42.07% of our investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (“SFAS 115”) relating to accounting for investments. SFAS 115 requires that the available-for-sale portfolio be “marked to market” and that unrealized gains and losses be reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income. The remaining investment securities are classified as held-to-maturity in accordance with SFAS 115, and are stated at amortized cost.

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

We operate in a competitive environment, competing for loans, deposits, insurance products and customers with commercial banks, savings associations and other financial entities. Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives. Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries. Competition for other products, such as insurance and securities products, comes from other banks, securities and brokerage companies, insurance companies, insurance agents and brokers, and other nonbank financial service providers in our market areas. Many of these competitors are much larger in terms of total assets and capitalization, have greater access to capital markets, and/or offer a broader range of financial services than those offered by us. In addition, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers. Our growth and profitability will depend upon our ability to attract and retain skilled managerial, marketing and technical personnel. Competition for qualified personnel in the financial services industry is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel.

In addition, current banking laws facilitate interstate branching, merger activity among banks, and expanded activities. Since September 1995, certain bank holding companies have been authorized to acquire banks throughout the United States. Since June 1, 1997, certain banks have been permitted to merge with banks organized under the laws of different states. As a result, interstate banking is now an accepted element of competition in the banking industry and the Corporation may be brought into competition with institutions with which it does not presently compete. Moreover, as discussed above, the GLBA revised the BHC Act in 2000 and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC-insured financial institution. These laws may increase the competition we face in our market areas in the future, although management cannot predict the degree to which such competition will impact our financial conditions or results of operations.

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

We may be adversely affected by recent legislation.

As discussed above, the GLBA repealed restrictions on banks affiliating with securities firms and permits bank holding companies that become financial holding companies to engage in additional financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities that are currently not permitted for bank holding companies. Although the Company is a financial holding company, this law may increase the competition we face from larger banks and other companies. It is not possible to predict the full effect that this law will have on us.

The Sarbanes-Oxley Act of 2002 requires management of publicly traded companies to perform an annual assessment of their internal controls over financial reporting and to report on whether the system is effective as of the end of the Company’s fiscal year. Disclosure of significant deficiencies or material weaknesses in internal controls could cause an unfavorable impact to shareholder value by affecting the market value of our stock.

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

Risks Related to the Company’s Common Stock

The Company’s ability to pay dividends is limited.

The Company’s stockholders are entitled to dividends on their shares of common stock if, when, and as declared by the Company’s Board of Directors out of funds legally available for that purpose. The Company’s ability to pay dividends to stockholders is largely dependent upon the receipt of dividends from the Bank. Both federal and state laws impose restrictions on the ability of the Bank to pay dividends. Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized”. For a Maryland state-chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Maryland Commissioner, from surplus in excess of 100% of required capital stock. If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, then cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice. Because of these limitations, there can be no guarantee that the Company’s Board will declare dividends in any fiscal quarter.

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

We also own properties located off of Route 213 in Church Hill, Maryland and off of Route 544 in Chestertown, Maryland. We are currently constructing a new branch office at the Church Hill location, the completion of which is expected in late 2007. The Route 544 property is being held for possible future expansion purposes.

Item 3.	Legal Proceedings

We are not a party to, nor is any of our properties the subject of, any material legal proceedings other than routine litigation arising in the ordinary course of business. In the opinion of management, no such proceeding will have a material adverse effect on our financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2007, the Company had 615 stockholders of record. There is no established trading market for the shares of common stock of the Company, and transactions are infrequent and privately negotiated by the buyer and seller in each case. Management cannot predict whether any market will develop in the near future. The following table sets forth the high and low sales prices for the shares of the Company’s common stock, along with the cash dividends paid, for each quarterly period of 2005 and 2006. The sales prices were provided by the Company’s transfer agent, and there may have been sales during these periods of which the Company is not aware.

	2005			2006
	Price Range		Dividends	Price Range		Dividends
	High	Low		High	Low
First Quarter	$50.00	$45.00	$0.36	$60.00	$60.00	$0.39
Second Quarter	50.00	45.00	0.37	60.00	60.00	0.39
Third Quarter	60.00	55.00	0.37	60.00	60.00	0.40
Fourth Quarter	60.00	40.00	0.38	65.00	60.00	0.40

In 2005 and 2006, the Company paid cash dividends to stockholders totaling $1,167,737 and $1,246,639, respectively. Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal and Maryland law and is generally dependent on the ability of the Bank to declare and pay dividends to the Company. For more information regarding these limitations, see Item 1A of Part I of this annual report under the caption, “The Company’s ability to pay dividends is limited”. There can be no assurance that dividends will be declared in any fiscal quarter.

The transfer agent for the shares of common stock of the Company is:

The Peoples Bank
100 Spring Ave
Chestertown, MD 21620
410-778-3500

The following graph compares the performance of an investment in shares of the Company’s common stock for the last five years with the performance of both the Russell 2000 Index (reflecting the performance of the 2,000 smallest public companies included on the Russell 3000 Index) and the SNL $100M-$500M OTC and Pink Sheet Bank Index (reflecting the performance of U.S. community banking organizations with total assets of between $100 million and $500 million that have securities traded in the over-the-counter market or through the Pink Sheets), assuming in each case an initial $100 investment on December 31, 2001 and reinvestment of dividends as of the end of the Company’s fiscal years. There is no established trading market for the shares of the Company’s common stock and, thus, no reliable information is available as to the prices at which the shares of the Company’s common stock have traded. To the extent that cumulative total return data provided in the graph below is based in part on the price of the shares of the Company’s common stock at the dates indicated, such information should not be viewed as indicative of the actual or market value of these shares at any time presented in the table or in the future.

Cumulative Total Returns
On $100 Investment Made on December 31, 2001

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Peoples Bancorp, Inc.	100.00	107.19	110.72	128.66	176.60	196.30
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
SNL $100M-$500M OTC-BB and Pink Banks Index	100.00	119.95	162.94	196.93	218.70	239.40

The Company did not purchase any shares of its common stock during the fourth quarter of 2006, and we have not adopted any compensation plan pursuant to which our executive officers may receive shares of the Company’s common stock.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data for the five years ended December 31, 2006 and is qualified in its entirety by the detailed information and consolidated financial statements, including the notes thereto, included elsewhere in this annual report.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004	2003	2002

RESULTS OF OPERATIONS:
Interest revenue	$16,106	$13,678	$10,535	$9,730	$10,080
Interest expense	5,570	3,848	2,518	2,793	3,168
Net interest income	10,536	9,830	8,017	6,937	6,912
Provision for loan losses	240	480	62	88	133
Net interest income after provision for loan losses	10,296	9,350	7,955	6,849	6,779
Noninterest revenue	1,146	1,020	938	859	806
Noninterest expense	4,864	4,563	4,246	4,115	4,042
Income before income taxes	6,578	5,807	4,647	3,593	3,543
Income taxes	2,462	2,185	1,758	1,333	1,288
NET INCOME	$4,116	$3,622	$2,889	$2,260	$2,255

PER SHARE DATA:
Net income - basic	5.22	4.59	3.64	2.84	2.80
Net income - diluted	5.22	4.59	3.64	2.84	2.80
Dividends paid	1.58	1.48	1.38	1.30	1.23
Book value before accumulated other comprehensive income	33.52	29.88	26.77	24.62	23.24
Tangible book value before AOCI (1)	33.52	29.88	26.77	24.62	23.24

FINANCIAL CONDITION (at year end):
Assets	$242,305	$238,291	$202,946	$180,397	$169,120
Deposits	155,186	163,961	159,763	147,757	138.180
Total loans, net of unearned income
and allowance for loan losses	206,077	203,144	170,593	137,800	119,535
Stockholders’ equity	25,607	23,568	21,207	19,948	19,289

PERFORMANCE RATIOS (for the year):
Return on average assets	1.72%	1.62%	1.54%	1.34%	1.41%
Return on average stockholders’ equity	16.45%	16.14%	13.98%	11.56%	12.43%
Net interest margin	4.65%	4.63%	4.52%	4.38%	4.63%
Efficiency ratio (2)	41.64%	42.06%	47.42%	52.78%	52.37%
Dividend payout ratio	30.29%	32.24%	37.92%	45.80%	43.95%
Average stockholders’ equity to average total assets	10.43%	10.01%	11.02%	11.60%	11.32%

(1)	Total stockholders’ equity, excluding AOCI, net of goodwill and other intangible assets, divided by the number of shares of common stock outstanding at year-end.
(2)	Noninterest expense as a percentage of total revenue (net interest income plus total noninterest revenue). Lower ratios indicate improved productivity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the our consolidated financial statements and related notes and other statistical information included in Item 8 of Part II of this annual report.

Overview

We recorded a 13.63% increase in net income for 2006 over 2005. Basic net income per share for 2006 was $5.22, compared to $4.59 for 2005, which represents an increase of 13.73%.

Return on average assets increased to 1.72% for 2006, compared to 1.62% for 2005 and 1.54% for 2004. Return on average stockholders’ equity for 2006 was 16.45%, compared to 16.14% for 2005 and 13.98% for 2004. Average assets increased to $239,719,105 in 2006, or 6.99% over 2005. In 2005, average assets increased 19.55% to $224,064,994 when compared to 2004. Average loans net of loan loss increased 7.51% in 2006 to $204,614,235. In 2005, average loans net of loan loss increased 25.22% to $190,312,478. During 2006, average deposits decreased 1.55% to $159,210,687, compared to $161,722,188 in 2005, representing a 6.17% increase over 2004. Average stockholders’ equity increased 11.48% for the year ended December 31, 2006 totaling $25,012,574, compared to an increase of 8.60% to $22,437,506 for the year ended December 31, 2005.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and follow general practices within the industries in which we operate. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

The most significant accounting policies that we follow are presented in Note 1 to the Consolidated Financial Statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

RESULTS OF OPERATIONS

We reported net income of $4,115,701, or $5.22 per share, for the year ended December 31, 2006 which was an increase of $493,795 or 13.63% over $3,621,906, or $4.59 per share, for the year ended December 31, 2005.

Net Interest Income

The primary source of our income is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between our interest-earning assets and our interest-bearing funding sources. The table “Average Balances, Interest, and Yield” that appears below shows our average volume of interest-earning assets and interest-bearing liabilities for 2006, 2005 and 2004, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table “Analysis of Changes in Net Interest Income” shows the amount of net interest income change from rate changes and from activity changes.

For the year ended December 31, 2006, net interest income increased $706,431, or 7.19%, to $10,536,236 from $9,829,805 for the year ended December 31, 2005. Net interest income for the year ended December 31, 2005 increased $1,812,502, or 22.61%, over net interest income for 2004. The increase in net interest income in 2006 was the result of an increase of $2,428,471 in interest income offset by on increase in interest expense of $1,722,040, while 2005’s increase was the result of an increase of $3,143,235 in interest income offset by an increase to interest expense of $1,330,733. In 2005, deposits grew moderately and our borrowed funds increased with loan demand, but in 2006 loan demand increased and we experienced a reduction in deposits, which caused an increase in borrowed funds. Net income increased since loan income was earning a higher yield than what was paid for borrowed funds. The yield on interest-earning assets on a fully taxable equivalent basis was 5.93% in 2004, 6.43% in 2005 and 7.08% in 2006, with the combined effective rate on deposits and borrowed funds followed the same fluctuation by increasing from 1.82% in 2004 to 2.27% in 2005 and 3.06% in 2006.

The key performance measure for net interest income is the “net margin on interest-earning assets”, or net interest income divided by average interest-earning assets. Our net interest margin for 2006 on a fully taxable equivalent basis was 4.65%, compared to 4.63% for 2005 and 4.52% for 2004. Management attempts to maintain a net margin on interest-earning assets of 4.50% or higher. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management’s judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management’s expectations cannot be assured.

Average Balances, Interest, and Yield

	For the Year Ended			For the Year Ended			For the Year Ended
	December 31, 2006			December 31, 2005			December 31, 2004
	Average			Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$1,933,148	$94,711	4.90%	$2,064,508	$66,709	3.23%	$3,057,225	$36,255	1.19%
Interest-bearing deposits	67,643	3,336	4.93%	72,422	2,560	3.53%	54,076	477	0.88%
Investment securities:
U. S. government agency	19,644,968	886,162	4.51%	19,885,915	779,182	3.92%	22,717,070	889,216	3.91%
Other	2,503,814	137,785	5.50%	1,774,041	56,111	3.16%	465,718	15,967	3.43%
Total investment securities	22,148,782	1,023,947	4.62%	21,659,956	835,293	3.86%	23,182,788	905,183	3.90%
Loans:
Commercial	41,367,521	3,742,912	9.05%	37,168,041	2,895,784	7.79%	29,993,615	1,836,365	6.12%
Real Estate	160,080,308	10,932,321	6.83%	149,410,396	9,551,555	6.39%	118,330,664	7,412,706	6.26%
Installment	4,997,658	409,452	8.19%	5,137,953	409,178	7.96%	4,875,125	388,914	7.98%
Total loans	206,445,487	15,084,685	7.31%	191,716,390	12,856,517	6.71%	153,199,404	9,637,985	6.29%
Allowance for loan losses	1,831,252			1,403,912			1,216,816
Total loans, net of allowance	204,614,235	15,084,685	7.37%	190,312,478	12,856,517	6.76%	151,982,588	9,637,985	6.34%
Total interest-earning assets	228,763,808	16,206,679	7.08%	214,109,364	13,761,079	6.43%	178,276,677	10,579,900	5.93%
Non-interest-bearing cash	4,603,804			4,454,425			3,824,663
Premises and equipment	3,836,740			3,808,656			3,770,704
Other assets	2,514,753			1,692,549			1,545,533
Total assets	$239,719,105			$224,064,994			$187,417,577
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$39,669,113	$226,611	0.57%	$44,117,225	$152,465	0.35%	$42,867,658	$153,793	0.36%
Money market and supernow	16,904,685	217,950	1.29%	19,315,930	106,961	0.55%	17,721,174	97,054	0.55%
Other time deposits	71,165,527	2,717,877	3.82%	67,349,173	2,227,448	3.31%	64,291,343	2,113,281	3.29%
Total interest-bearing deposits	127,739,325	3,162,438	2.48%	130,782,328	2,486,874	1.90%	124,880,175	2,364,128	1.89%
Borrowed funds	54,524,752	2,407,799	4.42%	39,100,082	1,361,323	3.48%	13,585,811	153,336	1.13%
Total interest-bearing liabilities	182,264,077	5,570,237	3.06%	169,882,410	3,848,197	2.27%	138,465,986	2,517,464	1.82%
Noninterest-bearing deposits	31,471,363			30,939,860			27,449,971
	213,735,440			200,822,270			165,915,957
Other liabilities	971,091			805,218			840,183
Stockholders’ equity	25,012,574			22,437,506			20,661,437
Total liabilities and stockholders Equity	$239,719,105			$224,064,994			$187,417,577
Net interest spread			4.02%			4.16%			4.11%
Net interest income		$10,636,442			$9,912,882			$8,062,436
Net margin on interest-earning assets			4.65%			4.63%			4.52%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Analysis of Changes in Net Interest Income

	Year ended December 31,			Year ended December 31,			Year ended December 31,
	2006 compared with 2005			2005 compared with 2004			2004 compared with 2003
	variance due to			variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume	Total	Rate	Volume
Earning assets
Federal funds sold	28,002	32,487	(4,485)	30,454	45,443	(14,989)	$(5,345)	$2,242	$(7,587)
Interest-bearing deposits	776	954	(178)	2,083	1,872	211	261	(31)	292
Investment securities:
U. S. government agency	106,980	116,527	(9,547)	(110,034)	897	(110,931)	(389,248)	(146,797)	(242,451)
Other	81,674	52,490	29,184	40,144	(1,330)	41,474	(1,469)	(3,827)	2,358
Loans:
Demand and time	847,128	498,203	348,925	1,059,419	564,207	495,212	291,898	32,286	259,612
Mortgage	1,380,766	674,849	705,917	2,138,849	154,864	1,983,985	842,291	(418,374)	1,260,665
Installment	274	11,603	(11,329)	20,263	(668)	20,931	45,188	(1,833)	47,021
Total interest revenue	2,445,600	1,387,113	1,058,487	3,181,178	765,285	2,415,893	783,576	(536,334)	1,319,910

Interest-bearing liabilities
Savings and NOW deposits	74,146	90,861	(16,715)	(1,328)	(5,738)	4,410	(94,907)	(119,168)	24,261
Money market and supernow	110,989	125,865	(14,876)	9,907	1,087	8,820	(4,229)	(25,575)	21,346
Other time deposits	490,429	358,975	131,454	114,167	13,106	101,061	(241,593)	(221,991)	(19,602)
Other borrowed funds	1,046,476	423,672	622,804	1,207,987	635,510	572,477	65,571	(6,640)	72,211
Total interest expense	1,722,040	999,373	722,667	1,330,733	643,965	686,768	(275,158)	(373,374)	98,216

Net interest income	$723,560	$387,740	$335,820	$1,850,445	$121,320	$1,729,125	$1,058,734	$(162,960)	$1,221,694

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).
The variance that is due both to rate and volume is divided proportionally between the rate and volume variance.

Noninterest Revenue

Noninterest revenue for the 12 months ended December 31, 2006 was $1,145,791, compared to $1,019,698 in 2005 and $938,107 in 2004. These increases resulted primarily from increases in service charge income and overdraft checking fees during 2006 and 2005 when compared to 2004, which were the direct result of the increase in volume of deposit accounts that we experienced during 2005 and 2006. A significant portion of the service charges were debit card fees, which were $149,563 (a 18.65% increase over 2005) for the year ended December 31, 2006 and $126,055 (a 23.33% increase over 2004) for the year ended December 31, 2005. These cards are gaining increased acceptance among our customer base.

The following table presents the principal components of noninterest revenue for the years ended December 31, 2006, 2005 and 2004, respectively.

Noninterest Revenue

	2006	2005	2004
Service charges on deposit accounts	$868,805	$795,289	$727,750
Other noninterest revenue	276,986	224,409	210,357
Total noninterest revenue	$1,145,791	$1,019,698	$938,107

Noninterest revenue as a percentage of average total assets	0.48%	0.46%	0.50%

Noninterest Expense

Noninterest expense for the 12-month period ended December 31, 2006 increased by $301,670, or 6.61%, to $4,864,464, compared to an increase of $316,315, or 7.45%, to $4,562,794 in 2005 from $4,246,479 for 2004. The largest component of these increases was increases in compensation and related expenses of $144,824 to $2,932,519, or 5.20%, in 2006 and $156,475, or 5.95%, in 2005 to $2,787,695 from $2,631,220 in 2004. Professional fees increased by $8,835 in 2006 and $28,840 in 2005 as the result of hiring an outside regulatory compliance firm and additional use of legal counsel for compliance issues.

The following table presents the principal components of noninterest expense for the years ended December 31, 2005, 2004 and 2003, respectively.

Noninterest Expense

	2006	2005	2004
Compensation and related expenses	$2,932,519	$2,787,695	$2,631,220
Occupancy expense	271,145	248,334	220,885
Furniture and equipment expense	201,235	201,657	188,778
Data processing and correspondent bank costs	555,153	552,970	496,014
Director fees	132,907	116,474	121,225
Postage	75,582	69,725	65,021
Office supplies	67,461	57,318	53,286
Professional fees	107,019	98,184	69,344
Printing and stationery	43,712	48,426	44,767
Public relations and contributions	76,138	58,682	52,613
Telephone	32,717	30,421	29,525
Regulatory assessments	39,690	37,438	35,877
Loan products	37,463	23,804	27,149
Advertising	47,492	39,074	36,915
Insurance	27,774	29,133	28,820
Other	216,457	163,459	145,040
Total noninterest expense	$4,864,464	$4,562,794	$4,246,479
Noninterest expense as a percentage of average total assets	2.03%	2.04%	2.27%

Our effective income tax rate was 37.4% in 2006, 37.6% in 2005, and 37.8% in 2004.

Results for the Fourth Quarter of 2006

Net income for the three months ended December 31, 2006 was $969,624, compared to $939,564 for the corresponding period in 2005. Earnings per share for the fourth quarters of 2006 and 2005 were $1.24 and $1.19, respectively. Increases in net interest income and noninterest income with no provisions made to loan loss for the three months ended December 31, 2006, when compared to the corresponding period in 2005, were offset by increased income taxes and increased noninterest expenses.

After provisions for loan losses, the net interest income increase of $189,648, from $2,447,258 for the three months ended December 31, 2005 to $2,636,906 for the three months ended December 31, 2006, was due primarily to loan revenues increasing faster than the cost of increased borrowed funds that we needed to fund loan demand. When comparing the fourth quarter of 2006 to the fourth quarter of 2005, interest revenue increased $437,724 while interest expense increased $368,075, with $88,502 of the increase being for borrowed funds. There was also no funding to loan loss provisions in the fourth quarter of 2006 compared to $120,000 in 2005.

Noninterest income for the fourth quarter of 2006 increased $11,965 over noninterest income for the same period of 2005 to $266,627. This increase was due primarily to the increase in service charges as a result of an increased volume of deposits.

Total noninterest expense increased $117,522 to $1,312,841 for the quarter ended Decermber 31, 2006, from $1,195,319 for the corresponding quarter of 2005. This increase is primarily the result of an increase of $112,186 in salaries and employee benefits from $719,846 for the fourth quarter of 2005 to $832,032 for the corresponding quarter of 2006. Directors fees increased $4,860 from $39,362 in 2005 to $44,222 in 2006

FINANCIAL CONDITION

Assets

Total assets increased 1.68% to $242,304,782 at December 31, 2006 when compared to assets at December 31, 2005. Average total assets for 2006 were $239,719,105, an increase of 6.99% over 2005. The loan portfolio represented 89.44% of average earning assets in 2006, compared to 88.89% in 2005, and was the primary source of income for the Company.

Funding for loans is provided primarily by core deposits, fed funds, and Federal Home Loan Bank borrowings. Total deposits decreased 5.35% to $155,185,584 at December 31, 2006, compared to the 2.63% increase for 2005 over 2004.

Composition of Loan Portfolio

Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $204,614,235 and $190,312,478 for 2006 and 2005, respectively, which constituted 89.44% and 88.89% of average interest-earning assets for the respective years. At December 31, 2006, our loan to deposit ratio was 132.79%, compared to 123.90% at December 31, 2005, while the average loans to average deposits were 128.52 % and 117.68% for 2006 and 2005, respectively. The securities sold under agreements to repurchase function like deposits with the securities providing collateral in place of the FDIC insurance. The Bank also borrows from correspondent banks and the Federal Home Loan Bank to fund loans. Our ratio of average loans to average deposits plus borrowed funds was 95.73% for the year December 31, 2006, compared to 94.77% for the year ended December 31, 2005. We extend loans primarily to customers located in and near Kent, Queen Anne’s and Cecil Counties, Maryland. There are no industry concentrations in our loan portfolio. A substantial portion of our loans are, however, secured by real estate and, accordingly, the real estate market in the region will influence the performance of our loan portfolio.

The following table sets forth the composition of our loan portfolio at December 31, 2006, 2005, 2004, 2003 and 2002:

Composition of Loan Portfolio

	December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
	Amount	of total	Amount	of total	Amount	of total	Amount	of total	Amount	of total
Commercial	$39,301,005	18.92%	$36,389,714	17.78%	$29,907,330	17.41%	$24,491,326	17.62%	20,448,319	16.93%
Real estate - residential	56,578,597	27.24%	56,721,617	27.71%	51,490,957	29.97%	44,920,067	32.31%	40,930,186	33.90%
Real estate - commercial	91,017,077	43.81%	90,386,048	44.15%	68,912,371	40.11%	55,686,064	40.05%	46,289,177	38.33%
Construction	12,046,143	5.80%	13,135,029	6.41%	13,939,344	8.11%	6,953,199	5.00%	6,637,195	5.50%
Consumer	8,790,669	4.23%	8,082,938	3.95%	7,542,081	4.40%	6,978,148	5.02%	6,449,427	5.34%
Total loans	207,733,491	100.00%	204,715,346	100.00%	171,792,083	100.00%	139,028,804	100.00%	120,754,304	100.00%
Deferred costs, net of deferred (fees)	203,949		77,703		4,901		(12,241)		(59,214)
Allowance for loan losses	(1,860,283)		(1,649,420)		(1,204,274)		(1,216,881)		(1,159,910)
Net loans	$206,077,157		$203,143,629		$170,592,710		$137,799,682		119,535,180

The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio at December 31, 2006.

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2006
	One year	Over one	Over five
	or less	through five years	years	Total

Commercial	$36,361,024	$2,660,987	$278,994	$39,301,005
Real estate - residential	19,409,127	37,136,724	32,746	56,578,597
Real estate - commercial	39,249,815	51,631,352	135,910	91,017,077
Construction	11,171,640	874,503	0	12,046,143
Consumer	5,421,837	3,216,138	152,694	8,790,669
Total	$111,613,443	$95,519,704	$600,344	$207,733,491

Fixed interest rate	$66,087,238	$90,331,985	$321,350	$156,740,573
Variable interest rate	45,526,205	5,187,719	278,994	50,992,918
Total	$111,613,443	$95,519,704	$600,344	$207,733,491

At December 31, 2006, $50,992,918, or 24.55%, of the total loans were either variable rate loans or loans written on demand.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financing needs of its customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Our exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of the instruments. We use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. We generally require collateral or other security to support the financial instruments with credit risk. The amount of collateral or other security is determined based on management’s credit evaluation of the counterparty. We evaluate each customer’s creditworthiness on a case-by-case basis.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Letters of credit are conditional commitments that we issue to guarantee the performance of a customer to a third party. Letters of credit and other commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the letters of credit and commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. See Note 4 to the Consolidated Financial Statements, which is included in Item 8 of Part II of this annual report, for further information about these commitments.

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

Risk Elements of Loan Portfolio

	For the Years Ended December 31
	2006	2005	2004	2003	2002

Non-Accrual Loans	$23,201	$368,204	$12,092	$98,419	$149,681
Accruing Loans Past Due 90 Days or More	399,137	15,336	206,000	189,497	132,172

The following table, “Allocation of Allowance for Loan Losses”, shows the specific allowance applied by loan type and also the general allowance included in the allowance for loan losses at December 31, 2005, 2004, 2003, 2002, and 2001:

Allocation of Allowance for Loan Losses
	2006		2005		2004		2003		2002
	Percentage (1)		Percentage (1)		Percentage (1)		Percentage (1)		Percentage (1)
Commercial	$636,001	18.92%	$538,305	17.78%	$171,504	17.41%	$156,707	17.62%	$131,735	16.93%
Real estate	910,782	76.85%	836,059	78.27%	405,326	78.19%	300,086	77.36%	458,353	77.73%
Consumer	163,722	4.23%	129,320	3.95%	113,588	4.40%	184,397	5.02%	98,988	5.34%
Unallocated	149,778		145,736		513,856		575,691		470,834
Total	$1,860,283	100.00%	$1,649,420	100.00%	$1,204,274	100.00%	$1,216,881	100.00%	$1,159,910	100.00%

(1) Percentage of loans in category to total loans

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan loss was $240,000 in 2006, which represents a decrease of $240,000 over the $480,000 that was funded in 2005. The provision in 2004 was $61,500. The fluctuations in the provision for loan losses were due to growth in the overall portfolio, specifically commercial real estate loans, which have a higher level of risk versus the banks historically low level of loss. The following table shows information about the allowance for loan losses for each of the last five years:

Allowance for Loan Losses

	2006	2005	2004	2003	2002
Balance at beginning of year	$1,649,420	$1,204,274	$1,216,881	$1,159,910	$1,062,286
Loan losses:
Commercial	4,947	0	61,145	9,812	15,473
Mortgages	15,000	0	0	0	0
Consumer	16,214	37,762	22,806	26,934	21,786
Total loan losses	36,161	37,762	83,951	36,746	37,259
Recoveries on loans previously charged off
Commercial	25	0	7,500	90	63
Mortgages	0	0	0	0	0
Consumer	6,999	2,908	2,344	5,727	1,820
Total loan recoveries	7,024	2,908	9,844	5,817	1,883
Net loan losses	29,137	34,854	74,107	30,929	35,376
Provision for loan losses charged to expense	240,000	480,000	61,500	87,900	133,000
Balance at end of year	$1,860,283	$1,649,420	$1,204,274	$1,216,881	$1,159,910

Allowance for loan losses to loans outstanding
at end of year	0.90%	0.81%	0.70%	0.88%	0.96%

Net charge-offs to average loans	0.01%	0.02%	0.05%	0.02%	0.03%

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

We had nonperforming loans of $422,338, $383,540, $218,092, $287,916 and $281,853 at December 31, 2006, 2005, 2004, 2003 and 2002, respectively. Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. Nonperforming asset totals at December 31, 2006, 2005, 2004, 2003, and 2002, were the same as nonperforming loan totals. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of December 31, 2006.

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

The following table sets forth the maturities and weighted average yields of the investment portfolio as of December 31, 2006. (in thousands):

			Over 3 months
	3 Months or Less		to 1 Year		1-5 Years		5-10 Years		Over 10 Years
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
(Dollars in thousand)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Held to Maturity:
U.S. government agencies	$999,709	3.12%	-	-	$9,918,396	4.52%	-	-	-	-
Mortgage backed securities	-	-	-	-	10.661	5.73%	-	-	-	-
Equity securities	-	-	-	-	-	-	-	-	-	-
Total Held to Maturity	$999,709	3.12%	-	-	$9,929,057	4.52%	-	-	-	-

Available for Sale:
U.S. government agencies	$-	-	$2,968,600	4.64%	$4,968,408	4.80%	-	-	-	-
Total Available for Sale	$-	-	$2,968,600	4.64%	$4,968,408	4.80%	-	-	-	-

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. The funds invested in federal funds sold also provide liquidity, as do lines of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The aggregate amount available from correspondent banks under all lines of credit at December 31, 2006 was $20,400,000. Additionally, the Bank has a partially funded line of credit from the Federal Home Loan Bank of Atlanta. This line is secured by the Bank’s residential mortgage loan portfolio.

Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 18.06% of average deposits for 2006, compared to 17.47% for 2005.

We have various financial obligations, including contractual obligations and commitments, that may require future cash payments. The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date and amounts and expected maturities of significant commitments.

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	More than 3 Years
Time deposit including Certificate of deposits $100,000 and over	$71,934,429	$26,090,086	$19,537,773	$26,306,570
Borrowings and repurchase agreements	15,573,593	14,970,701	602,892	-
Federal Home Loan Bank of Atlanta	43,700,000	19,700,000	24,000,000	-
Data processing	1,326,400	497,400	829,000	-
Signs By Sheridan Sign Co., Inc.	9,800	2,400	4,800	2,600
Total	$132,544,222	$61,260,587	$44,974,465	$26,309,170

	Amount of Commitment-Expiration by Period
Other Commitments	Total	Less than 1 Year	1-3 Years	More than 3 Years
Commitments to Extend Credit	$31,826,099	$2,394,925	$3,277,125	$26,154,049
Standby Letters of Credit	5,162,739	4,487,209	675,530	-
Total	$36,988,838	$6,882,134	$3,952,655	$26,154,049

Management does not believe that any of the foregoing arrangements have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Market Risk Management

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to changes in interest rates, exchange rates or equity pricing. Our principal market risk is interest rate risk that arises from our lending, investing and deposit taking activities. Our profitability is primarily dependent on the Bank’s net interest income. Interest rate risk can significantly affect net interest income to the degree that interest-bearing liabilities mature or reprice at different intervals than interest-earning assets. The degree to which these different assets mature or reprice is known as interest rate sensitivity.

The primary objective of asset/liability management is to ensure the steady growth of net interest income. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Interest rate sensitivity may be controlled on either side of the balance sheet. On the asset side, management can exercise some control on maturities. Also, loans may be structured with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes. Our investment portfolio, including federal funds sold, provides the most flexible and fastest control over rate sensitivity since it can generally be restructured more quickly than the loan portfolio. On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired. Competitive factors sometimes make control over deposits more difficult and less effective.

The rate-sensitive position, or gap, is the difference in the volume of rate-sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate-sensitive assets and liabilities to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate-sensitive assets and liabilities as the exposure period is lengthened to minimize our overall interest rate risk.

Several aspects of the asset mix of the balance sheet are continually evaluated: yield; credit quality; appropriate funding sources; and liquidity. Management of the liability mix of the balance sheet focuses on expanding the various funding sources.

The interest rate sensitivity position at December 31, 2006 is presented in the table “Interest Sensitivity Analysis”. The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. We were liability-sensitive for the first 3-month time horizon and asset-sensitive thereafter. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Because all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis

	December 31, 2006
	Within	After three	After one
	Three	but within	but within	After
	Months	twelve months	five years	five years	Total
Assets
Earning assets
Interest-bearing deposits	$67,429	$0	$0	$0	$67,429
Federal funds sold	1,474,544	0	0	0	1,474,544
Investment securities
Available for sale	0	2,968,600	4,968,408	0	7,937,008
Held to maturity	999,709	0	9,929,057	0	10,928,766
Other	0	0	0	2,533,100	2,533,100
Loans	69,481,840	42,145,950	95,505,357	600,344	207,733,491
Total earning assets	$72,023,522	$45,114,550	$110,402,822	$3,133,444	$230,674,338

Liabilities
Interest-bearing liabilities
Money market and Supernow	$15,969,968	$0	$0	$0	$15,969,968
Savings and NOW deposits	37,380,211	0	0	0	37,380,211
Certificates $100,000 and over	1,624,769	5,442,127	15,714,092	0	22,780,988
Certificates under $100,000	4,245,158	14,778,032	30,112,350	17,901	49,153,441
Securities sold under agreements
to repurchase	14,570,701	400,000	602,892	0	15,573,593
Notes payable	3,000,000	16,700,000	24,000,000	0	43,700 000
Total interest-bearing liabilities	$76,790,807	$37,320,159	$70,429,334	$17,901	$184,558,201

Period gap	($4,767,285)	$7,794,391	$39,973,488	$3,115,543	$46,116,137
Cumulative gap	(4,767,285)	3,027,106	43,000,594	46,116,137	46,116,137
Ratio of cumulative gap to
total earning assets	(2.07%)	1.31%	18.64%	19.99%	19.99%

In addition to gap analysis, we use simulation models to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 2006 and 2005, the models produced similar sensitivity profiles for net interest income and the fair value of capital, which are provided below.

	Immediate Change in Rates
	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit
2006
% Change in Net Interest Income	3.26%	1.66%	-2.15%	-5.03%	+10%
% Change in Fair Value of Capital	6.79%	3.44%	-3.82%	-8.10%	+20%
2005
% Change in Net Interest Income	4.17%	2.12%	-2.94%	-7.41%	+10%
% Change in Fair Value of Capital	6.42%	3.27%	-3.77%	-7.96%	+20%

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $12,381,667, or 7.29%, to $182,264,077 in 2006, compared to an increase of $31,416,424, or 22.69%, to $169,882,410 in 2005. Average interest-bearing deposits decreased $3,043,003, or 2.33%, to $127,739,325 in 2006 and increased $5,902,153, or 4.73%, to $130,782,328 in 2005. Correspondingly, average demand deposits increased $531,503,or 1.72%, to $31,471,363 in 2006, and $3,489,889, or 12.71%, to $30,939,860 in 2005.

Total deposits decreased 5.35% at December 31, 2006 to $155,185,554, compared to $163,961,370 at December 31, 2005. Total deposits increased 2.63% from $159,762,826 at December 31, 2004 to 2005.

The following table sets forth the Company’s deposits by category at December 31, 2006, 2005 and 2004, respectively.

	December 31,
	2006		2005		2004
	Amount	Percent of deposits	Amount	Percent of deposits	Amount	Percent of deposits
Demand deposit accounts	$29,900,976	19.27%	$33,509,679	20.44%	$28,596,460	17.90%
Savings and NOW accounts	37,380,211	24.09%	42,411,639	25.87%	45,010,613	28.17%
Money market and Supernow accounts	15,969,968	10.29%	18,022,731	10.99%	21,248,016	13.30%
Time deposits less than $100,000	49,153,441	31.67%	48,134,194	29.36%	46,368,806	29.02%
Time deposits of $100,000 or more	22,780,988	14.68%	21,883,127	13.34%	18,538,931	11.61%
Total deposits	$155,185,584	100.00%	$163,961,370	100.00%	$159,762,826	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits decreased $9,673,647 during 2006 primarily due to competition from other investment alternatives that generally pay higher yields. In the past, deposits, and particularly core deposits, have been our primary source of funding and had enabled the Company to meet its short-term liquidity needs. Due to increased loan demand, we have borrowed from correspondent banks and the Federal Home Loan Bank of Atlanta to meet liquidity needs. The maturity distribution of our time deposits over $100,000 at December 31, 2006 is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2006
			After six
		After three	through
	Within three	Through	12	After 12
	months	six months	Months	Months	Total
Certificates of Deposit - $100,000 or more	$1,624,769	$1,620,317	$3,821,810	$15,714,092	$22,780,988

Large certificate of deposit customers tend to be extremely sensitive to interest rates, making these deposits less reliable sources of funding for liquidity planning purposes than core deposits. Some financial institutions partially fund their balance sheets using large certificates of deposit obtained through brokers. These brokered deposits are generally expensive and are unreliable as long-term funding sources. Accordingly, we do not typically purchase brokered deposits.

The average balance of borrowings increased $15,424,670, or 39.45%, in 2006, compared to an increase of $25,514,271, or 187.80%, in 2005. The increase in 2006 over 2005 was due primarily to the fact that deposits decreased during 2006 while the loan portfolio increased moderately.

Short-term Borrowings

The following table sets forth our position with respect to short-term borrowings for each of the last three years ended December 31:

	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
At year end:
Federal Home Loan Bank (daily re-price)	$-	-	$2,000,000	4.44%	$5,200,000	2.44%
Repurchase Agreements	9,513,593	2.85%	6,531,240	1.31%	4,968,407	0.52%
Federal Funds Borrowed	6,060,000	1.60%	2,720,000	4.63%	5,120,000	2.63%
Total	$15,573,593		$11,251,240		$15,288,407

Average for the year:
Federal Home Loan Bank (daily re-price)	$3,897,288	4.91%	$7,447,295	2.91%	$2,260,246	2.07%
Retail Repurchase Agreements	8,376,061	3.46%	5,485,997	1.79%	5,759,429	0.86%
Federal Funds Borrowed	2,157,036	5.47%	3,314,220	3.50%	855,754	2.23%

Maximum Month End Balance:
Federal Home Loan Bank (daily re-price)	$7,000,000		$13,700,000		$5,200,000
Retail Repurchase Agreements	9,513,593		6,531,240		8,557,903
Federal Funds Borrowed	6,060,000		8,000,000		5,120,000

The Bank may borrow up to approximately 30% of total assets from the Federal Home Loan Bank (FHLB) through any combination of notes or line of credit advances. Both the notes payable and the line of credit are secured by a floating lien on all of the Bank’s real estate mortgage loans. The Bank was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

We provide collateral of 105% of the repurchase agreement balances by pledging U.S. Government Agency securities.

The Bank has lines of credit of $17,400,000 in unsecured overnight federal funds and $3,000,000 in secured overnight federal funds with correspondent banks at December 31, 2006.

Capital

Under the capital adequacy guidelines of the FRB and the FDIC, the Company and the Bank are required to maintain minimum capital ratios. These requirements are described above in Item 1 or Part I under “Regulation and Supervision—Capital Requirements”. At December 31, 2006, 2005, and 2004, the Company and the Bank were considered “well-capitalized”. The following table compares the capital ratios of the Bank with the regulatory minimums. Because the Company’s only asset in 2006 other than its equity interest in the Bank was a small amount of cash, its capital ratios do not differ materially from those of the Bank.

Analysis of Capital

	Required	2006	2005	2004
	Minimums	Bank	Bank	Bank
Total risk-based capital ratio	8.0%	14.0%	12.8%	13.6%
Tier I risk-based capital ratio	4.0%	13.0%	12.0%	12.9%
Tier I leverage ratio	4.0%	11.0%	9.9%	10.6%

Accounting Rule Changes

Summarized below are the accounting rule changes impacting financial institutions that were approved during 2006.

FASB Statement No. 156, Accounting for Servicing of Financial Assets amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. The Statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in each of several specific situations. It also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either of two accepted measurement methods for each class of separately recognized servicing assets and servicing liabilities. The Statement permits, at its initial adoption, a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights. Lastly, the Statement requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006.

FASB Statement No. 157, Fair Value Measurements defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 will be applied prospectively and is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R) requires companies to recognize a net liability or asset to report the funded status of their defined benefit pension and other postretirement benefit plans on their balance sheets. The effective date of the recognition and disclosure provisions for calendar-year public companies is for calendar years ending after December 15, 2006.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.

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
Chestertown, Maryland

We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. and Subsidiary as of December 31, 2006, 2005, and 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. and Subsidiary as of December 31, 2006, 2005, and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), on December 31, 2006.

/s/ Rowles & Company, LLP

Baltimore, Maryland
January 11, 2007

CONSOLIDATED BALANCE SHEETS
December 31, 2006, 2005 and 2004

ASSETS
	2006	2005	2004

Cash and due from banks	$5,990,866	$4,709,890	$3,965,562
Federal funds sold	1,474,544	2,099,705	1,947,273
Securities available for sale	7,937,008	10,439,293	14,138,781
Securities held to maturity (fair value of $10,887,433,
$9,300,811, and $5,954,063)	10,928,766	9,465,210	6,011,312
Federal Home Loan Bank stock, at cost	2,533,100	2,282,400	864,800
Loans, less allowance for loan losses of $1,860,283,
$1,649,420, and $1,204,274	206,077,157	203,143,629	170,592,710
Accrued interest receivable	1,445,833	1,268,377	908,069
Premises and equipment	3,991,077	3,812,831	3,794,199
Deferred income taxes	918,012	304,888	38,411
Other assets	1,008,419	765,214	684,588
	$242,304,782	$238,291,437	$202,945,705

LIABILITIES AND STOCKHOLDERS' EQUITY	2006	2005	2004
Deposits
Noninterest bearing checking	$29,900,976	$33,509,679	$28,596,460
Savings and NOW	37,380,211	42,411,639	45,010,613
Money market and Super NOW	15,969,968	18,022,731	21,248,016
Other time	71,934,429	70,017,321	64,907,737
	155,185,584	163,961,370	159,762,826
Securities sold under repurchase agreements
and federal funds purchased	15,573,593	9,251,240	10,088,407
Federal Home Loan Bank advances	43,700,000	40,700,000	11,200,000
Accrued interest payable	469,747	319,987	271,081
Income taxes payable	-	100,786	75,677
Other liabilities	1,768,702	389,833	340,396
	216,697,626	214,723,216	181,738,387
Stockholders' equity
Common stock, par value $10 per share; authorized 1,000,000
shares; issued and outstanding 789,012 shares in 2006,
2005 and 2004	7,890,120	7,890,120	7,890,120
Additional paid-in capital	2,920,866	2,920,866	2,920,866
Retained earnings	15,632,965	12,763,903	10,309,734
	26,443,951	23,574,889	21,120,720
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	(16,261)	(6,668)	86,598
Unfunded liability for defined benefit plan	(820,534)	-	-
	25,607,156	23,568,221	21,207,318
	$242,304,782	$238,291,437	$202,945,705

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
December 31, 2006, 2005 and 2004

	2006	2005	2004

Interest and dividend revenue
Loans, including fees	$15,031,910	$12,812,125	$9,632,923
U.S. government agency securities	845,251	743,208	849,904
Federal funds sold	94,711	66,709	36,255
Other	134,601	55,960	15,685
Total interest and dividend revenue	16,106,473	13,678,002	10,534,767
Interest expense
Deposits	3,162,438	2,486,874	2,364,128
Borrowed funds	2,407,799	1,361,323	153,336
Total interest expense	5,570,237	3,848,197	2,517,464
Net interest income	10,536,236	9,829,805	8,017,303
Provision for loan losses	240,000	480,000	61,500
Net interest income after provision for loan losses	10,296,236	9,349,805	7,955,803
Noninterest revenue
Service charges on deposit accounts	868,805	795,289	727,750
Other noninterest revenue	276,986	224,409	210,357
Total noninterest revenue	1,145,791	1,019,698	938,107
Noninterest expense
Salaries	2,111,881	2,114,062	2,051,190
Employee benefits	820,638	673,633	580,030
Occupancy	271,145	248,334	220,885
Furniture and equipment	201,235	201,657	188,778
Other operating	1,459,565	1,325,108	1,205,596
Total noninterest expense	4,864,464	4,562,794	4,246,479

Income before income taxes	6,577,563	5,806,709	4,647,431

Income taxes	2,461,862	2,184,803	1,758,144

Net income	$4,115,701	$3,621,906	$2,889,287

Earnings per common share - basic and diluted	$5.22	$4.59	$3.64

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
December 31, 2006, 2005 and 2004

	Common stock		Additional paid-in	Retained	Accumulated other comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2003	794,012	7,940,120	2,920,866	8,691,184	395,411

Net income	-	-	-	2,889,287	-	$2,889,287
Unrealized loss on investment
securities available for sale net
of income taxes of $194,303	-	-	-	-	(308,813)	(308,813)
Comprehensive income						$2,580,474
Repurchase of stock	(5,000)	(50,000)	-	(175,000)	-
Cash dividend, $1.38 per share	-	-	-	(1,095,737)	-

Balance, December 31, 2004	789,012	7,890,120	2,920,866	10,309,734	86,598

Net income	-	-	-	3,621,906	-	$3,621,906
Unrealized loss on investment
securities available for sale net
of income taxes of $58,682	-	-	-	-	(93,266)	(93,266)
Comprehensive income						$3,528,640
Cash dividend, $1.48 per share	-	-	-	(1,167,737)	-

Balance, December 31, 2005	789,012	$7,890,120	$2,920,866	$12,763,903	$(6,668)

Net income	-	-	-	4,115,701	-	$4,115,701
Recognition of underfunded status
of defined benefit plan net
of income taxes of $516,276	-	-	-	-	(820,534)	(820,534)
Unrealized loss on investment
securities available for sale net
of income taxes of $6,036	-	-	-	-	(9,593)	(9,593)
Comprehensive income						$3,285,574
Cash dividend, $1.58 per share	-	-	-	(1,246,639)	-

Balance, December 31, 2006	789,012	$7,890,120	$2,920,866	$15,632,965	$(836,795)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
December 31, 2006 2005 and 2004

	2006	2005	2004

Cash flows from operating activities
Interest received	$5,757,125	$13,226,060	10,519,265
Fees and commissions received	1,145,792	1,019,698	938,107
Interest paid	(5,420,477)	(3,799,292)	(2,558,708)
Cash paid to suppliers and employees	(4,863,483)	(4,384,288)	(4,061,993)
Income taxes paid	(2,653,453)	(2,367,415)	(1,663,531)
	3,965,504	3,694,763	3,173,140
Cash flows from investing activities
Proceeds from maturities and calls of investment securities
Held to maturity	3,001,687	1,002,022	2,709
Available for sale	3,500,000	11,500,000	8,250,000
Purchase of investment securities
Held to maturity	(2,007,773)	(4,453,116)	(2,983,570)
Available for sale	(3,425,525)	(7,936,505)	-
Purchase of Federal Home Loan Bank stock	(250,700)	(1,417,600)	(653,100)
Proceeds from redemption of Federal Home Loan Bank stock	-	-	199,200
Loans made, net of principal collected	(3,046,932)	(32,958,117)	(32,837,386)
Purchase of premises, equipment, and software	(380,374)	(228,327)	(231,049)
Proceeds from sale of equipment	-	-	5,010
	(2,609,617)	(34,491,643)	(28,248,186)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	1,917,108	5,109,584	(1,140,771)
Other deposits	(10,692,894)	(911,040)	13,146,919
Securities sold under repurchase agreements and
federal funds purchased	6,322,353	(837,167)	1,113,898
Advances under Federal Home Loan Bank advances, net of repayments	3,000,000	29,500,000	8,200,000
Dividends paid	(1,246,639)	(1,167,737)	(1,095,737)
Repurchase of stock	-	-	(225,000)
	(700,072)	31,693,640	19,999,309

Net increase (decrease) in cash and cash equivalents	655,815	896,760	(5,075,737)

Cash and cash equivalents at beginning of year	6,809,595	5,912,835	10,988,572

Cash and cash equivalents at end of year	$7,465,410	$6,809,595	$5,912,835

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31,
	2006	2005	2004

Reconciliation of net income to net cash provided by
operating activities
Net income	$4,115,701	$3,621,906	$2,889,287

Adjustments to reconcile net income to net cash provided by
operating activities
Amortization of premiums and accretion of discounts	(45,297)	(18,833)	12,650
Provision for loan losses	240,000	480,000	61,500
Depreciation and software amortization	208,399	194,018	178,109
Deferred income taxes	(90,804)	(207,721)	57,057
Loss on sales of equipment	-	-	969
Decrease (increase) in
Accrued interest receivable	(177,456)	(360,308)	(11,010)
Other assets	(249,476)	(64,949)	(66,634)
Increase (decrease) in
Deferred origination fees and costs, net	(126,596)	(72,802)	(17,142)
Income taxes payable, net of refunds	(100,786)	25,109	37,556
Accrued interest payable	149,760	48,906	(41,244)
Other liabilities	42,059	49,437	72,042
	$3,965,504	$3,694,763	$3,173,140

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

Principles of consolidation

Peoples Bancorp, Inc. is a one-bank holding company. Its wholly-owned subsidiary, The Peoples Bank, is a financial institution operating primarily in Kent and Queen Anne’s Counties. The consolidated financial statements include the accounts of the Company and the Bank. Intercompany balances and transactions have been eliminated. References in these notes to "the Company" are intended to mean Peoples Bancorp, Inc. and, as the context requires, the Bank.

Nature of business

The Bank offers deposit services and loans to individuals, small businesses, associations, and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders, travelers cheques, and on-line banking with bill payment service. The Bank also offers credit card services and discount brokerage services through a correspondent.

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

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (Continued)

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

Per share data

Earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding were 789,012, 789,012, and 793,343, for 2006, 2005, and 2004, respectively. There are no dilutive shares.

Adopted standard

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R), effective December 31, 2006. Prior to the adoption of SFAS No. 158, the Company accounted for its pension plan under SFAS No. 87, Employers' Accounting for Pensions, as previously amended. SFAS No. 158 requires companies to recognize the funded status of a defined benefit plan as an asset or a liability in its balance sheet and to recognize changes in funded status through comprehensive income in the year in which the changes occur. The adoption of SFAS No. 158 decreased the amount of stockholders' equity reported by the Company as of December 31, 2006, by $820,534.

2.	Cash and Due From Banks

The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $4,861,158 for 2006, $4,729,172 for 2005, and $5,326,371 for 2004.

Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	cost	gains	losses	value
Available for sale
U. S. government agency	$7,963,514	$3,466	$29,972	$7,937,008

Held to maturity
U. S. government agency	$10,918,105	$46,127	$87,510	$10,876,722
Mortgage-backed securities	10,661	50	-	10,711
	$10,928,766	$46,177	$87,510	$10,887,433

December 31, 2005
Available for sale
U. S. government agency	$10,450,161	$8,228	$19,096	$10,439,293

Held to maturity
U. S. government agency	$9,452,841	$-	$164,487	$9,288,354
Mortgage-backed securities	12,369	88	-	12,457
	$9,465,210	$88	$164,487	$9,300,811

December 31, 2004
Available for sale
U. S. government agency	$13,997,627	$146,429	$5,275	$14,138,781

Held to maturity
U. S. government agency	$5,996,893	$-	$57,372	$5,939,521
Mortgage-backed securities	14,419	123	-	14,542
	$6,011,312	$123	$57,372	$5,954,063

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities (Continued)

Contractual maturities and the amount of pledged securities are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
December 31, 2006	cost	value	cost	value
Maturing
Within one year	$2,980,724	$2,968,600	$999,709	$996,400
Over one to five years	4,982,790	4,968,408	9,918,396	9,880,322
Mortgage-backed	-	-	10,661	10,711
	$7,963,514	$7,937,008	$10,928,766	$10,887,433

Pledged securities	$3,250,142	$3,236,853	$5,738,744	$5,690,976

December 31, 2005
Maturing
Within one year	$3,503,243	$3,502,218	$3,005,633	$2,964,900
Over one to five years	6,946,918	6,937,075	6,447,208	6,323,454
Mortgage-backed	-	-	12,369	12,457
	$10,450,161	$10,439,293	$9,465,210	$9,300,811

Pledged securities	$1,524,062	$1,524,626	$6,752,881	$6,638,392

December 31, 2004
Maturing
Within one year	$11,478,014	$11,562,125	$1,000,459	$992,400
Over one to five years	2,519,613	2,576,656	4,996,434	4,947,121
Mortgage-backed	-	-	14,419	14,542
	$13,997,627	$14,138,781	$6,011,312	$5,954,063

Pledged securities	$6,704,998	$6,779,915	$1,725,188	$1,711,481

Investments are pledged to secure the deposits of federal and local governments and as collateral on repurchase agreements.

Securities in a continuous unrealized loss position at December 31, 2006, are as follows:

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value

U.S. government agency	$7,141	$2,004,538	$110,341	$11,314,710	$117,482	$13,319,248

All unrealized losses on securities as of December 31, 2006 are considered to be temporary losses. Each security will be redeemed at face value at, or prior to, maturity. In most cases, the temporary impairment in value is caused by market interest rate fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans and Allowance for Loan Losses

Major classifications of loans as of December 31, are as follows:

	2006	2005	2004

Real estate
Residential	$56,578,597	$56,721,617	$51,490,957
Commercial	91,017,077	90,386,048	68,912,371
Construction	12,046,143	13,135,029	13,939,344
Commercial	39,301,005	36,389,714	29,907,330
Consumer	8,790,669	8,082,938	7,542,081
	207,733,491	204,715,346	171,792,083
Deferred costs, net of deferred fees	203,949	77,703	4,901
Allowance for loan losses	(1,860,283)	(1,649,420)	(1,204,274)
	$206,077,157	$203,143,629	$170,592,710

The rate repricing and maturity distribution of the loan portfolio is as follows:

Within ninety days	$69,467,493	$77,074,186	$65,627,257
Over ninety days to one year	42,145,950	38,603,707	22,649,886
Over one year to five years	95,519,704	88,576,279	83,262,892
Over five years	600,344	461,174	252,048
	$207,733,491	$204,715,346	$171,792,083

Transactions in the allowance for loan losses were as follows:

Beginning balance	$1,649,420	$1,204,274	$1,216,881
Provision charged to operations	240,000	480,000	61,500
Recoveries	7,024	2,908	9,844
	1,896,444	1,687,182	1,288,225
Loans charged off	36,161	37,762	83,951
Ending balance	$1,860,283	$1,649,420	$1,204,274

Management has identified no significant impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans and Allowance for Loan Losses (Continued)

Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at December 31, are as follows:

	2006	2005	2004

Nonaccrual loan balances	$23,201	$368,204	$12,092
Interest not accrued	1,479	27,260	251

Amounts past due 90 days or more at December 31, still accruing interest, are as follows:

	2006	2005	2004

Demand and time	$186,110	$3,365	$-
Mortgage	213,027	-	173,753
Installment	-	11,971	32,247
	$399,137	$15,336	$206,000

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, are as follows:

Check loan lines of credit	$1,198,646	$828,720	$745,098
Mortgage lines of credit	14,303,546	8,255,712	14,113,824
Other lines of credit	13,928,982	11,285,831	12,880,970
Undisbursed construction loan commitments	2,394,925	3,862,453	7,013,817
	$31,826,099	$24,232,716	$34,753,709

Standby letters of credit	$5,162,739	$2,912,325	$2,056,715

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Premises and Equipment

A summary of premises and equipment and related depreciation expense as of December 31, is as follows:

	2006	2005	2004

Land	$1,564,665	$1,560,465	$1,549,965
Premises	3,340,768	3,039,866	2,949,047
Furniture and equipment	2,049,113	1,973,841	1,865,644
	6,954,546	6,574,172	6,364,656
Accumulated depreciation	2,963,469	2,761,341	2,570,457
Net premises and equipment	$3,991,077	$3,812,831	$3,794,199

Depreciation expense	$202,128	$190,884	$178,073

Computer software included in other assets and the related amortization are as follows:

	2006	2005	2004

Cost	$69,284	$69,284	$50,473
Accumulated amortization	59,879	53,608	50,473
Net computer software	$9,405	$15,676	$-

Amortization expense	$6,271	$3,134	$36

The Company has signed agreements with contractors for construction of a new branch in Church Hill, Maryland. Remaining payments to the contractors under the agreements totaled $458,556 as of December 31, 2006.

6.	Other Time Deposits

Maturities of other time deposits as of December 31, are as follows:

	2006	2005	2004

Within one year	$26,090,086	$27,378,152	$16,025,716
Over one to two years	16,006,535	17,193,692	16,283,566
Over two to three years	3,531,238	6,762,875	18,643,709
Over three to five years	26,288,669	18,662,183	13,903,654
Over five years	17,901	20,419	51,092
	$71,934,429	$70,017,321	$64,907,737

Included in other time deposits are certificates of deposit in amounts of $100,000 or more of $22,780,988, $21,883,127, and $18,538,931, as of December 31, 2006, 2005, and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements represent borrowings from customers. The government agency securities that are the collateral for these agreements are owned by the Bank and maintained in the custody of a nonaffiliated bank. Additional information is as follows:

	2006	2005	2004

Maximum month-end amount outstanding	$9,513,593	$6,531,240	$8,557,903
Average amount outstanding	8,376,061	4,898,568	5,759,429
Average rate paid during the year	3.46%	1.79%	0.86%
Investment securities underlying agreements at year-end
Book value	6,113,792	6,110,649	6,290,636
Estimated fair value	6,070,972	6,026,190	6,276,929

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Notes Payable and Lines of Credit

The Bank may borrow up to approximately 30% of total assets from the Federal Home Loan Bank (FHLB) through any combination of notes or line of credit advances. Both the notes payable and the line of credit are secured by a floating lien on all of the Bank’s real estate mortgage loan portfolio. The Bank was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

The Bank’s borrowings from the Federal Home Loan Bank as of December 31, 2006, 2005, and 2004, are summarized as follows:

Maturity	Interest	2006	2005	2004
date	rate	Balance	Balance	Balance

March 10, 2015	3.44%	$2,000,000	$2,000,000	$-
December 2, 2009	5.08%	5,000,000	5,000,000	-
November 2, 2009	variable	5,000,000	-	-
June 8, 2009	5.05%	1,000,000	-	-
May 18, 2009	5.28%	1,000,000	-	-
March 17, 2009	5.28%	2,000,000	-	-
January 16, 2009	5.28%	1,000,000	-	-
December 5, 2008	4.90%	3,000,000	-	-
October 21, 2008	4.37%	2,000,000	2,000,000	-
July 25, 2008	5.61%	1,000,000	-	-
June 20, 2008	4.37%	2,000,000	2,000,000	-
April 11, 2008	4.36%	3,000,000	3,000,000	-
March 18, 2008	5.28%	1,000,000	-	-
March 10, 2008	4.24%	2,000,000	2,000,000	-
December 20, 2007	4.32%	2,000,000	2,000,000	-
October 22, 2007	4.17%	1,700,000	1,700,000	-
September 10, 2007	4.14%	2,000,000	2,000,000	-
June 25, 2007	4.16%	2,000,000	2,000,000	-
April 5, 2007	4.32%	2,000,000	2,000,000	-
April 2, 2007	4.35%	2,000,000	2,000,000	-
January 25, 2007	variable	1,000,000	1,000,000	1,000,000
Daily	variable	-	2,000,000	5,200,000
December 8, 2006	variable	-	1,000,000	1,000,000
October 30, 2006	4.80%	-	5,000,000	-
July 25, 2006	3.41%	-	1,000,000	-
March 17, 2006	variable	-	1,000,000	1,000,000
March 17, 2006	variable	-	1,000,000	1,000,000
January 25, 2006	3.28%	-	1,000,000	-
April 1, 2005	1.66%	-	-	1,000,000
April 1, 2005	2.41%	-	-	1,000,000
		$43,700,000	$40,700,000	$11,200,000

In addition to the line from the FHLB, the Bank has lines of credit of $17,400,000 in unsecured overnight federal funds and $3,000,000 in secured overnight federal funds at December 31, 2006. As of December 31, 2005, the Bank had borrowed $5,000,000 under the unsecured federal funds lines of credit and $1,060,000 under the secured federal funds lines of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income Taxes

The components of income tax expense are as follows:

	2006	2005	2004
Current
Federal	$2,158,555	$2,003,151	$1,439,202
State	394,111	389,373	261,885
	2,552,666	2,392,524	1,701,087
Deferred	(90,804)	(207,721)	57,057
	$2,461,862	$2,184,803	$1,758,144

The components of the deferred income tax expense are as follows:

	2006	2005	2004

Provision for loan losses	$(81,435)	$(171,863)	$4,816
Prepaid pension costs	(19,810)	5,163	17,436
Depreciation	(1,021)	16,880	39,943
Discount accretion	25,221	(30,530)	12,138
Foreclosed real estate	-	-	1,158
Nonaccrual interest	9,957	(10,431)	659
Deferred compensation	(23,716)	(16,940)	(19,093)
	$(90,804)	$(207,721)	$57,057

The components of the net deferred income tax asset are as follows:

	2006	2005	2004
Deferred income tax assets
Allowance for loan losses	$589,459	$508,024	$336,161
Deferred compensation	150,140	126,424	109,484
Pension liability	344,687	-	-
Nonaccrual interest	571	10,528	97
Unrealized loss on investment securities available for sale	10,244	4,200	-
	1,095,101	649,176	445,742
Deferred income tax liabilities
Depreciation	142,432	143,453	126,573
Discount accretion	34,657	9,436	39,966
Prepaid pension costs	-	191,399	186,236
Unrealized gain on investment securities available for sale	-	-	54,556
	177,089	344,288	407,331
Net deferred income tax asset	$918,012	$304,888	$38,411

A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:

Tax at statutory federal income tax rate	34.0%	34.0%	34.0%
Tax effect of
Tax-exempt income	(0.5)	(0.4)	(0.1)
State income taxes, net of federal benefit	3.8	4.0	3.8
Other, net	0.1	-	0.1
	37.4%	37.6%	37.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Profit Sharing Plan

The Company has a profit sharing plan qualifying under section 401(k) of the Internal Revenue Code that covers all employees with one year of service who have attained age 21. The Company matches 15% of employee contributions to the Plan, up to a maximum of 2% of pay. The Company may make discretionary contributions to the Plan in amounts approved by the Board of Directors. The Company’s contributions to the plan, included in employee benefits expense for 2006, 2005, and 2004, were $54,352, $48,884, and $38,860, respectively.

11.	Pension

The Company has a defined benefit pension plan covering substantially all of the employees. Benefits are based on years of service and the employee's highest average rate of earnings for five consecutive years during the final ten full years before retirement. The Company's funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes, determined using the projected unit credit cost method. Assets of the plan are held in deposit accounts at the Company.

The following table sets forth the financial status of the plan at December 31:

	2006	2005	2004
Change in plan assets
Fair value of plan assets at beginning of year	$1,632,084	$1,431,240	$1,809,209
Actual return on plan assets	71,702	52,321	57,280
Employer contribution	191,500	183,075	153,802
Benefits paid	(19,282)	(34,552)	(589,051)
Fair value of plan assets at end of year	1,876,004	1,632,084	1,431,240
Change in benefit obligation
Benefit obligation at beginning of year	2,533,301	1,582,005	1,890,598
Service cost	141,367	144,886	93,593
Interest cost	157,824	97,965	106,452
Benefits paid	(19,282)	(34,552)	(589,051)
Actuarial loss	(44,697)	742,997	80,413
Benefit obligation at end of year	2,768,513	2,533,301	1,582,005
Funded status	(892,509)	(901,217)	(150,765)
Unamortized prior service cost	(6,890)	(8,267)	(9,644)
Unrecognized net loss	1,343,700	1,410,564	653,608
Unamortized net obligation from transition	-	(5,484)	(10,973)
Prepaid pension expense included in other assets	$444,301	$495,596	$482,226

Accumulated benefit obligation	$1,638,250	$1,411,059	$843,696

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Pension (Continued)

Net pension expense includes the following components:

	2006	2005	2004

Service cost	$141,367	$144,886	$93,593
Interest cost	157,824	97,965	106,452
Expected return on assets	(105,101)	(52,321)	(104,901)
Amortization of transition asset	(5,489)	(5,489)	(5,489)
Amortization of prior service cost	(1,377)	(1,377)	(1,377)
Amortization of loss	55,571	(13,958)	20,376
Net pension expense	$242,795	$169,706	$108,654

Assumptions used in the accounting for net pension expense were:

Discount rates	6.25%	6.25%	7.50%
Rate of increase in compensation level	5.00%	5.00%	5.00%
Long-term rate of return on assets	6.25%	6.25%	7.50%

The Company intends to contribute approximately $185,000 to the Plan in 2007.

Benefits expected to be paid from the Plan are as follows:

Year	Amount

2007	$35,684
2008	44,207
2009	52,086
2010	57,476
2011	65,026
2012-2016	636,386
The long-term rate of return on assets assumption considers the current earnings on assets of the Plan as well as the effects of asset diversification. The discount rate and long-term rate of return on assets assumptions were lowered in 2005 to reflect management's changing expectations for actual return on assets and the economic environment. The Plan's investment strategy is to earn a reasonable return while safeguarding the benefits promised to employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Other Operating Expenses

Other operating expenses consist of the following:

	2006	2005	2004

Data processing and correspondent fees	$555,153	$552,970	$496,014
Directors' fees	132,907	116,474	121,225
Professional fees	107,019	98,184	69,344
Public relations and contributions	76,138	58,682	52,613
Postage	75,582	69,725	65,021
Office supplies	67,461	57,318	53,286
Advertising	47,492	39,074	36,915
Printing and stationery	43,712	48,426	44,767
Regulatory assessments	39,690	37,438	35,877
Loan product costs	37,463	23,804	27,149
Telephone	32,717	30,421	29,525
Insurance	27,774	29,133	28,820
Other	216,457	163,459	145,040
	$1,459,565	$1,325,108	$1,205,596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Related Party Transactions

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

A summary of these loans is as follows:

	2006	2005	2004

Beginning loan balances	$6,349,417	$5,626,461	$4,554,893
Advances	3,844,492	5,076,337	8,329,073
Repayments	(2,467,907)	(3,973,293)	(7,163,934)
Change in related parties	543,010	(380,088)	(93,571)
Ending loan balances	$8,269,012	$6,349,417	$5,626,461

A director is a partner in a law firm that provides services to the Company. Payments of $10,000, $9,500, and $9,000 were made to that firm during 2006, 2005, and 2004, respectively.

Deposits from senior officers and directors and their related interests were $2,636,525 at December 31, 2006, $3,056,252 at December 31, 2005, and $5,034,623 at December 31, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Capital Standards

The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The table below sets forth the capital ratios of the Bank as of December 31, 2006, 2005, and 2004. Because the Company's only asset in 2006 other than its equity interest in the Bank was a small amount of cash, its capital ratios do not differ materially from those of the Bank.

			Minimum		To be well
	Actual		capital adequacy		capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2006
Total capital (to risk-weighted assets)	$27,984	14.0%	$15,563	8.0%	$19,454	10.0%
Tier 1 capital (to risk-weighted assets)	$26,124	13.0%	$7,782	4.0%	$11,673	6.0%
Tier 1 capital (to average fourth quarter assets)	$26,124	11.0%	$9,378	4.0%	$11,722	5.0%

December 31, 2005
Total capital (to risk-weighted assets)	$24,919	12.8%	$15,563	8.0%	$19,454	10.0%
Tier 1 capital (to risk-weighted assets)	$22,270	12.0%	$7,782	4.0%	$11,673	6.0%
Tier 1 capital (to average fourth quarter assets)	$22,270	9.9%	$9,378	4.0%	$11,722	5.0%

December 31, 2004
Total capital (to risk-weighted assets)	$22,017	13.6%	$12,938	8.0%	$10,172	10.0%
Tier 1 capital (to risk-weighted assets)	$20,813	12.9%	$6,469	4.0%	$9,703	6.0%
Tier 1 capital (to average fourth quarter assets)	$20,813	10.6%	$7,826	4.0%	$9,783	5.0%

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

The estimated fair values of the Company's financial instruments are summarized below. The fair values of a significant portion of these financial instruments are estimates derived using present value techniques prescribed by the FASB and may not be indicative of the net realizable or liquidation values. Also, the calculation of estimated fair values is based on market conditions at a specific point in time and may not reflect current or future fair values.

	December 31,
	2006		2005		2004
	Carrying	Fair	Carrying	Fair	Carrying	Fair
	amount	value	amount	value	amount	value

Financial assets
Cash and due from banks	$5,990,866	$5,990,866	$4,709,890	$4,709,890	$3,965,562	$3,965,562
Federal funds sold	1,474,544	1,474,544	2,099,705	2,099,705	1,947,273	1,947,273
Investment securities (total)	18,865,774	18,824,441	19,904,503	19,740,104	20,150,093	20,092,844
Federal Home Loan Bank stock	2,533,100	2,533,100	2,282,400	2,282,400	864,800	864,800
Loans, net	206,077,157	204,882,489	203,143,629	202,395,458	170,592,710	170,390,911
Accrued interest receivable	1,445,833	1,445,833	1,268,377	1,268,377	908,069	908,069

Financial liabilities
Noninterest-bearing deposits	$29,900,976	$29,900,976	$33,509,679	$33,509,679	$28,596,460	$28,596,460
Interest-bearing deposits
and overnight borrowings	140,858,201	141,583,331	139,702,931	139,045,574	141,254,773	142,710,301
Federal Home Loan
Bank advances	43,700,000	37,442,331	40,700,000	40,168,759	11,200,000	11,181,489
Accrued interest payable	469,747	469,747	319,987	319,987	271,081	271,081

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

The fair value of interest-bearing checking, savings, and money market deposit accounts is equal to the carrying amount. The fair value of fixed-maturity time deposits and borrowings is estimated based on interest rates currently offered for deposits and borrowings of similar remaining maturities.

It is not practicable to estimate the fair value of outstanding loan commitments, unused lines of credit, and letters of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Parent Company Financial Information

The balance sheets, statements of income, and statements of cash flows for Peoples Bancorp, Inc. (Parent Only) follow:

	December 31,
Balance Sheets	2006	2005	2004
Assets
Cash	$305,244	$308,624	$312,483
Investment in subsidiary	25,287,132	23,262,959	20,899,458
Income tax refund receivable	7,850	6,490	3,917
Acquisition costs	19,585	-	-
Total assets	$25,619,811	$23,578,073	$21,215,858

Liabilities and Stockholders' Equity

Other liabilities	$12,655	$9,852	$8,540
Stockholders' equity
Common stock	7,890,120	7,890,120	7,890,120
Additional paid-in capital	2,920,866	2,920,866	2,920,866
Retained earnings	15,632,965	12,763,903	10,309,734
Accumulated other comprehensive income	(836,795)	(6,668)	86,598
Total stockholders' equity	25,607,156	23,568,221	21,207,318
Total liabilities and stockholders' equity	$25,619,811	$23,578,073	$21,215,858

	Years Ended December 31,
Statements of Income	2006	2005	2004

Interest revenue	$10,601	$6,577	$3,428
Dividends from subsidiary	1,276,639	1,177,737	1,330,737
Equity in undistributed income of subsidiary	2,854,300	2,456,767	1,566,154
	4,141,540	3,641,081	2,900,319
Expenses
Professional fees	30,395	23,176	14,744
Other	3,294	2,489	205
	33,689	25,665	14,949

Income before income taxes	4,107,851	3,615,416	2,885,370
Income tax expense (benefit)	(7,850)	(6,490)	(3,917)
Net income	$4,115,701	$3,621,906	$2,889,287

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Parent Company Financial Information (Continued)

	Years Ended December 31,
Statements of Cash Flows	2006	2005	2004

Cash flows from operating activities
Interest and dividends received	$1,287,240	$1,184,314	$1,334,165
Income taxes refunded (paid)	6,490	3,917	1,995
Cash paid for operating expenses	(30,886)	(24,353)	(12,063)
	1,262,844	1,163,878	1,324,097
Cash flows from investing activities
Payment of acquisition costs	(19,585)	-	-

Cash flows from financing activities
Dividends paid	(1,246,639)	(1,167,737)	(1,095,737)
Repurchase of stock	-	-	(225,000)
	(1,246,639)	(1,167,737)	(1,320,737)
Net increase (decrease) in cash	(3,380)	(3,859)	3,360
Cash at beginning of year	308,624	312,483	309,123
Cash at end of year	$305,244	$308,624	$312,483

Reconciliation of net income to net cash
provided by operating activities
Net income	$4,115,701	$3,621,906	$2,889,287
Adjustments to reconcile net income to net cash
provided by operating activities
Undistributed net income of subsidiary	(2,854,300)	(2,456,767)	(1,566,154)
Increase (decrease) in other liabilities	2,803	1,312	2,886
Increase in income tax refund receivable	(1,360)	(2,573)	(1,922)
	$1,262,844	$1,163,878	$1,324,097

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
(in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,

2006
Interest revenue	$4,139	$4,093	$4,009	$3,865
Interest expense	1,502	1,438	1,356	1,274
Net interest income	2,637	2,655	2,653	2,591
Provision for loan losses	-	-	120	120
Net income	970	1,106	996	1,044
Comprehensive income	152	1,171	946	1,017

Earnings per share	$1.24	$1.40	$1.26	$1.32

2005
Interest revenue	$3,702	$3,556	$3,338	$3,082
Interest expense	1,135	1,024	939	750
Net interest income	2,567	2,532	2,399	2,332
Provision for loan losses	120	120	120	120
Net income	940	948	874	860
Comprehensive income	928	933	864	804

Earnings per share	$1.19	$1.20	$1.11	$1.09

2004
Interest revenue	$2,839	$2,680	$2,550	$2,466
Interest expense	650	631	608	628
Net interest income	2,188	2,049	1,942	1,838
Provision for loan losses	-	32	23	7
Net income	843	715	672	659
Comprehensive income	766	691	476	647

Earnings per share	$1.06	$0.90	$0.85	$0.83

18.	Subsequent Event - Insurance Agency Acquisition

On January 5, 2007, the Company purchased all of the outstanding stock of Fleetwood, Athey, MacBeth, and McCown, Inc. (the “Insurance Subsidiary”), an insurance agency with an office located in Chestertown, Maryland. The agency is a wholly-owned subsidiary of the Company. The sole stockholder of the Insurance Subsidiary agreed to a two year consulting agreement as part of the acquisition agreement.

The purchase price of approximately $1,000,000 was paid in cash. Although the allocation of the purchase price has not been finalized, goodwill of approximately $825,000 will be recorded and will be tested at least annually for impairment. The goodwill will be amortized over 15 years for income tax purposes.

Operating results of the Insurance Subsidiary prior to the purchase date are not readily determinable.

Operating results of Insurance Subsidiary will be consolidated with the results of the Company beginning on the effective date of the acquisition.

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

An evaluation of the effectiveness of these disclosure controls was carried out as of December 31, 2006 under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1), (2) and (c). Financial statements and schedules:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2006, 2005 and 2004
Consolidated Statements of Income for the years Ended December 31, 2006, 2005, and 2004
Consolidated Statements of Changes in Stockholders’ Equity for the years Ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years Ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements for the years ended December 31, 2006, 2005 and 2004

(a)(3) and (b). Exhibits required to be filed by Item 601 of Regulation S-K:

The exhibits filed or furnished with this annual report are shown on the Exhibit List that follows the signatures to this annual report, which list is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES BANCORP, INC.

Date: March 14, 2007	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 14, 2007	By:	/s/ E. Jean Anthony
E. Jean Anthony, Director

Date:	March 14, 2007	By:	/s/ Robert W. Clark, Jr.
Robert W. Clark, Jr., Director

Date:		By:
LaMonte E. Cooke, Director

Date:	March 14, 2007	By:	/s/ Gary B. Fellows
Gary B. Fellows, Director

Date:	March 14, 2007	By:	/s/ Herman E. Hill, Jr.
Herman E. Hill, Jr., Director

Date:	March 14, 2007	By:	/s/ Patricia Joan Ozman Horsey
Patricia Joan Ozman Horsey, Director

Date:	March 14, 2007	By:	/s/ P. Patrick McCleary
P. Patrick McCleary, Director

Date:	March 14, 2007	By:	/s/ Alexander P. Rasin, III
Alexander P. Rasin, III, Director

Date:	March 14, 2007	By:	/s/ Stefan R. Skipp
Stefan R. Skipp, Director

Date:	March 14, 2007	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson, President, CEO, CFO and Director

Date:	March 14, 2007	By:	/s/ Elizabeth A. Strong
Elizabeth A. Strong, Director

Date:	March 14, 2007	By:	/s/ William G. Wheatley
William G. Wheatley, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)
21	Subsidiaries of the Company (filed herewith)
31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO/ CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)