Form 10-Q
period 2007-03-31
PEOPLES BANCORP INC/MD
filed 2007-05-11
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2007

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 789,012 shares of common stock issued and outstanding as of May 1, 2007

PEOPLES BANCORP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
(unaudited)
ASSETS
Cash and due from banks	$4,465,141	$5,990,866
Federal funds sold	1,789,103	1,474,544
Securities available for sale	7,981,371	7,937,008
Securities held to maturity (approximate fair
value of $10,957,976 and $10,887,433)	10,974,412	10,928,766
Federal Home Loan Bank stock, at cost	2,852,600	2,533,100
Loans, less allowance for loan losses
of $1,794,920 and $1,860,283	212,164,501	206,077,157
Premises and equipment	5,334,567	3,991,077
Goodwill	832,932	-
Accrued interest receivable	1,563,170	1,445,833
Deferred income taxes	915,152	918,012
Other assets	853,381	1,008,419
Total Assets	$249,726,330	$242,304,782

Deposits
Non-interest-bearing	$31,457,036	$29,900,976
Interest-bearing	128,627,356	125,284,608
	160,084,392	155,185,584
Securities sold under repurchase agreements
and federal funds purchased	8,167,646	15,573,593
Federal Home Loan Bank advances	51,700,000	43,700,000
Other borrowings	444,774	-
Accrued Interest payable	506,752	469,747
Income taxes payable	373,492	-
Other liabilities	1,961,376	1,768,702
	223,238,432	216,697,626
Stockholders' equity
Common stock, par value $10 per share authorized 1,000,000
Shares issued, and 789,012 shares outstanding	7,890,120	7,890,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	16,509,167	15,632,965
	27,320,153	26,443,951
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available for sales securities	(11,721)	(16,261)
Unfunded liability for defined benefit plan	(820,534)	(820,534)
	26,487,898	25,607,156
Total Liabilities and Stockholders’ Equity	$249,726,330	$242,304,782

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	For the three months ended March 31,
	2007	2006
Interest and dividend revenue
Loans, including fees	$3,958,196	$3,610,038
U. S. government agency securities	216,896	203,418
Deposits in other banks	4,888	1,207
Federal funds sold	23,248	24,548
Other securities	127	-
Federal Home Loan Bank Stock Income	37,670	25,652
Total interest and dividend revenue	4,241,025	3,864,863

Interest expense
Deposits	885,817	707,265
Borrowed funds	678,882	566,820
Total interest expense	1,564,699	1,274,085

Net interest income	2,676,326	2,590,778

Provision for loan losses	-	120,000
Net interest income after
provision for loan losses	2,676,326	2,470,778

Noninterest revenue
Service charges on deposit accounts	219,778	208,200
Insurance commissions	401,790	-
Other noninterest revenue	81,241	113,889
Total noninterest revenue	702,809	322,089

Noninterest expenses
Salaries and employee benefits	948,441	661,354
Occupancy	79,363	63,617
Furniture and equipment	43,214	51,716
Other operating	386,792	340,975
Total noninterest expenses	1,457,810	1,117,662

Income before income taxes	1,921,325	1,675,205
Income taxes	721,628	630,810
Net income	$1,199,697	$1,044,395

Earnings per common share-basic and diluted	$1.52	$1.32

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

THREE MONTHS ENDED MARCH 31, 2006 and 2005

				Accumulated
		Additional		Other
		paid-in	Retained	Comprehensive	Comprehensive
	Par value	capital	Earnings	Income	income
Balance, December 31, 2005	$7,890,120	$2,920,866	$12,763,903	($6,668)

Net income	-	-	1,044,395	-	$1,044,395
Unrealized loss on investment securities available for sale net of income taxes of $17,133	-	-	-	(27,230)	(27,230)
Comprehensive income					$1,017,165
Cash dividend, $0.39 per share	-	-	(307,714)	-

Balance, March 31, 2006	$7,890,120	$2,920,866	$13,500,584	$(33,898)

Balance, December 31, 2006	$7,890,120	$2,920,866	$15,632,965	($836,795)

Net income	-	-	1,199,697	-	$1,199,697
Unrealized gain on investment
securities available for sale net
of income taxes of $2,856	-	-	-	4,540	4,540
Comprehensive income					$1,204,237
Cash dividend, $.41 per share	-	-	(323,495)	-

Balance, March 31, 2007	$7,890,120	$2,920,866	$16,509,167	$(832,255)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$4,097,710	$3,699,521
Fees and commissions received	702,809	322,089
Cash paid to suppliers and employees	(1,050,555)	(1,147,766)
Interest paid	(1,527,694)	(1,261,449)
Taxes paid	(348,136)	(268)
	1,874,134	1,612,127
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(910,374)	(56,434)
Loans made, net of principal collected	(6,076,507)	(1,482,688)
Proceeds from maturities and calls of securities
Available for sale	0	1,000,000
Held to maturity	1,001,201	312
Purchase of securities available for sale	(1,038,461)	0
Purchase of securities held to maturity	0	(990,920)
Acquisition of Insurance agency, net	(884,634)	0
Acquisition of FHLB Stock	(319,500)	(250,700)
	(8,228,275)	(1,780,430)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	1,203,269	145,784
Other deposits	3,695,539	(3,964,298)
Securities sold under repurchase agreements	(7,405,947)	(787,204)
Advances under (repayments of) notes payable	7,973,610	5,000,000
Dividends paid	(323,495)	(307,714)
	5,142,976	86,568
NET INCREASE (DECREASE) IN CASH	(1,211,166)	(81,735)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	7,465,410	6,809,595
CASH AND EQUIVALENTS AT END OF PERIOD	$6,254,244	$6,727,860

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued (unaudited)

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
FROM OPERATING ACTIVITIES
Net income	$1,199,697	$1,044,395
ADJUSTMENTS
Depreciation and amortization	46,884	53,982
Provision for loan losses	0	120,000
Security discount accretion, net of premium amortization	(15,141)	(9,917)
Decrease (increase) in
Accrued interest receivable	(117,338)	(61,572)
Other assets	331,330	(9,073)
Increase (decrease) in
Deferred origination fees and costs, net	(10,837)	(93,852)
Accrued interest payable and other liabilities	66,046	(62,378)
Income taxes payable	373,492	630,542
	$1,874,134	$1,612,127

Supplemental Disclosure
Fair value of assets acquired	$686,499	$0
Fair value of liabilities assumed	(634,797)	0
Purchase price in excess of assets acquired	832,932	0
Net cash paid for acquisition	$884,634	$0

The accompanying notes are an integral part of these consolidated financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. (the “Company”) and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Subsidiary”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the three months ended March 31, 2007 and 2006, total comprehensive income, net of taxes, was $1,204,237 and $1,017,165, respectively. Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Company’s financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies. The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. The table below represents unfunded obligations at March 31, 2007

At March 31, 2007
Revolving Home Equity Lines	$3,641,062
Commercial Real Estate	$7,855,493
Other Unused Commitments	$18,849,514
Commercial Letters of Credit	$5,673,683

5.	Earnings Per Share

Earnings per common share is derived by dividing net income available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 789,012 for three-month periods ended March 31, 2007 and 2006, respectively.

6.	Pension

The Bank maintains a defined benefit pension plan covering substantially all employees of the Bank. Benefits are based on years of service and the employee’s highest average rate of earnings for five consecutive years during the final 10 full years before retirement. The Bank’s general funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes, determined using the projected unit credit cost method. The assets of the plan are invested in various time deposits and held in trust as required by law..

During the three months ended March 31, 2007 and 2006, the Bank recognized net periodic costs for this plan of $70,064 and $48,767, respectively. The Bank did not contribute to the plan during the three-month period ended March 31 2007.

The Insurance Subsidiary does not maintain a defined benefit pension plan covering its employees.

7.	Segment Reporting

The Company operates two primary businesses: Community Banking and Insurance Products. Through the Community Banking business, the Company provides services to consumers and small businesses on the upper Eastern Shore of Maryland through its 5-branches. Community banking activities include serving the Deposit needs of small business and individual consumers by providing banking products and services to fit their needs. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, accounts receivable financing arrangements, and merchant card services.

Through the Insurance Products and Services business, the Company provides a full range of insurance products and services to businesses and consumers in the Company’s market areas. Products include property and casualty, life, marine, individual health and long-term care insurance.

Selected financial information by line of business for the three months ended March 31 2007,is included in the following table:

		Insurance
	Community	products	Intersegment	Consolidated
2007	banking	and services	Transactions	Total
Net interest income	$2,681,437	-$5,111	$0	$2,676,326
Provision for loan losses	0	0	0	0
Net interest income after provision	2,681,437	-5,111	0	2,676,326

Noninterest revenue	301,019	401,790	0	702,809
Noninterest expense	1,244,996	212,814	0	1,457,810
Income before income taxes	1,737,460	183,865	0	1,921,325
Income taxes	650,619	71,009	0	721,628
Net income	$1,086,841	$112,856	$0	$1,199,697

Average assets	$245,081,869	$1,132,479	-$93,357	$246,120,991

8.	Insurance Agency Acquisition

On January 2, 2007, the Company completed the acquisition of the Insurance Agency, a Maryland insurance agency with an office located in Chestertown, Maryland. Under the terms of the acquisition agreement, the Company acquired all of the outstanding common stock of the Insurance Agency for approximately $1,000,000.

In the acquisition, the Company acquired approximately $821,000 of assets, primarily real estate, accounts receivable and cash, and assumed approximately $635,000 of liabilities, primarily notes payable and operating payables. The acquisition resulted in the recognition of approximately $300,000 of goodwill, which will not be amortized, and $514,000 of intangible assets, which will be amortized on a straight-line basis over 10 years. Pre-acquisition operating results of the Insurance Agency are not readily determinable.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Peoples Bancorp, Inc. is a Maryland corporation and a bank holding company registered under the Bank Holding Company Act of 1956, as amended, located in Chestertown, Kent County, Maryland. Peoples Bancorp, Inc. was incorporated on December 10, 1996 to serve as the holding company of The Peoples Bank (the “Bank”), a Maryland commercial bank, which it acquired on March 24, 1997.

During 2006, we operated in only one business segment: community banking. On January 2, 2007, the Company acquired the Insurance Subsidiary and began operating in the insurance products and services business segment.

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

The Insurance Agency has roots dating back to the 1920s, when The Fleetwood-Kirby Agency was formed. In 1977, that agency was merged with several other well-respected insurances agencies to form Fleetwood, Athey, Macbeth & McCown, Inc. The Insurance Subsidiary operates from one location in Kent County and provides a full range of insurance products to businesses and consumers. Product lines include property, casualty, life, marine and health insurance.

Unless the context clearly requires otherwise, the terms “Company”, “we”, “us” and “our” in this report refer collectively to Peoples Bancorp, Inc. and the Subsidiaries.

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

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the March 31, 2007 Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the December 31, 2006 audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2006.

Forward-Looking Information

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this annual report should be aware of the speculative nature of “forward-looking statements”. Statements that are not historical in nature, including the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to manage growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. These and other risks are discussed in detail in the periodic reports that Peoples Bancorp, Inc. files with the Securities and Exchange Commission (see Item 1A of Part II of this report for further information). All of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

RESULTS OF OPERATIONS

General

For the three-month period ended March 31, 2007, the Company reported net income of $1,199,697 or $1.52 per share, compared to $1,044,395 or $1.32 per share for the same period of 2006, which represents an increase of $155,302 or 14.87%. This increase resulted primarily from increases in loan interest income offset by an increase in interest expense on deposits and borrowed funds. The Insurance Subsidiary received its annual contingent sales commission during the first quarter of 2007, which raised noninterest revenue substantially this quarter. We expect the insurance subsidiary to generate lower revenue and net income during the remaining quarters of 2007.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

Net interest income for the three-month period ended March 31, 2007 was $2,676,326, which represents an increase of $85,548 or 3.30% over net interest income for the same period of 2006. The primary contributor to this increase was higher average loans outstanding during the quarter. During 2006 and continuing through the first quarter of 2007, market interest rates rose moderately.

Interest revenue for the three months ended March 31, 2007 totaled $4,241,025, compared to $3,864,863 for the same period last year, representing an increase of $376,162 or 9.73%. This increase is attributable primarily to an increase in loan income of $348,158 for the first three months of 2007 over the same time period in 2006. This has resulted from continued strong loan demand in the Company’s primary market area.

Interest expense for the three-month period ended March 31, 2007 totaled $1,564,699, compared to $1,274,085 for the same period last year, representing an increase of $290,614 or 22.81%. Although deposits have increased slightly during the first three months of 2007, the Company increased its Federal Home Loan Bank (“FHLB”) borrowings during the first quarter of 2007 to fund strong loan demand from $43,700,000 at December 31, 2006 to $51,700,000 at March 31, 2007, resulting in an increase in borrowed funds interest expense during the first quarter of 2007 of $187,106 when compared to the same period last year. Advances from the FHLB were $45,700,000 at March 31, 2006. The Company assumed approximately $450,000 of debt in connection with the acquisition of the Insurance Subsidiary.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets. The Company’s net interest margin for the three-month period ended March 31, 2007 was 4.69%, compared to 4.66% for the same period in 2006. The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although these expectations are based on management’s judgment, actual results may be impacted by a number of unpredictable factors and cannot be assured.

A table of the Company’s average balances, interest and yields follows.

Average Balances, Interest, and Yield

	For the Quarter Ended March 31, 2007			For the Quarter Ended March 31, 2006
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Federal funds sold	$1,663,397	$23,248	5.67%	$2,042,954	$24,548	4.87%
Interest-bearing deposits	466,642	5,111	4.44%	110,353	1,265	4.65%
Investment securities:
U. S. government agency	18,821,495	227,395	4.90%	19,882,732	213,264	4.35%
Other	27,095	127	1.90%	0	0	-%
FHLB of Atlanta Stock	2,711,850	39,495	5.91%	2,414,328	26,895	4.52%
Total investment securities	21,560,440	267,017	5.02%	22,297,060	240,159	4.37%
Loans:
Demand and time	42,154,773	956,626	9.20%	39,046,898	832,027	8.64%
Mortgage	165,022,455	2,916,616	7.17%	160,475,060	2,688,320	6.79%
Installment	4,797,875	101,353	8.57%	5,121,205	101,167	8.01%
Total loans	211,975,103	3,974,595	7.60%	204,643,163	3,621,514	7.18%
Allowance for loan losses	1,850,157			1,679,505
Total loans, net of allowance	210,124,946	3,974,595	7.67%	202,963,658	3,621,514	7.24%
Total interest-earning assets	233,815,425	4,269,971	7.41%	227,414,025	3,887,486	6.93%
Non-interest-bearing cash	4,319,660			4,853,969
Premises and equipment	4,625,087			3,808,072
Other assets	3,360,819			2,060,762
Total assets	$246,120,991			$238,136,828
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$38,036,322	$53,851	0.57%	$42,504,641	$58,656	0.56%
Money market and supernow	16,756,913	61,195	1.48%	18,093,090	44,074	0.99%
Other time deposits	72,918,559	770,771	4.29%	68,867,484	604,535	3.56%
Total interest-bearing deposits	127,711,794	885,817	2.81%	129,465,215	707,265	2.22%
Borrowed funds	60,414,514	678,882	4.56%	53,871,106	566,820	4.27%
Total interest-bearing liabilities	188,126,308	1,564,699	3.37%	183,336,321	1,274,085	2.82%
Noninterest-bearing deposits	30,240,866			30,053,833
	218,367,174			213,390,154
Other liabilities	2,111,420			777,205
Stockholders’ equity	25,642,397			23,969,469
Total liabilities and stockholders equity	$246,120,991			$238,136,828
Net interest spread			4.04%			4.11%
Net interest income		$2,705,272			$2,613,401
Net margin on interest-earning assets			4.69%			4.66%
Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Noninterest Revenue

Noninterest revenue for the three-month period ended March 31, 2007 totaled $702,809, which represents an increase of $380,720 or 118.20% over noninterest revenue for the same period of 2006. This increase resulted primarily from $401,790 of commission income earned by the Insurance Subsidiary during the first quarter of 2007. We expect the insurance subsidiary to generate lower revenue and net income during the remaining quarters of 2007. In addition, we experienced an increase in overdraft activity service charges of $11,578 or 5.56% during the first quarter of 2007 when compared to the same period of 2006. Management does not view the increased overdraft activity as an indication of problems within our loan portfolio, as we have continued to collect these overdrawn balances and the fees associated with them.

Noninterest Expense

The Company recorded noninterest expense of $1,457,810 for the three-month period ended March 31, 2007, compared to $1,117,662 for the same period in 2006, an increase of $340,148 or 30.43%. This increase is mainly attributable to increased salaries and employee benefits of $287,087, which is primarily due to the acquisition of the Insurance Subsidiary. Other operating costs for the first quarter of 2007 also increased when compared to the same period last year, primarily due to Insurance Subsidiary operations.

Income Tax Expense

The Company’s effective tax rate for the three-month period ended March 31, 2007 was 37.6%, compared to 37.7% for the same period of 2006. The Company’s income tax expense was $721,628 for the three months ended March 31, 2007, compared to $630,810 for the same period of 2006, which represents an increase of $90,818 or 14.40%. Increases in income before income tax during the three-month period ended March 31, 2007 contributed to the increase in income tax expense when compared to the same period last year.

FINANCIAL CONDITION

Overview

Total assets of the Company at March 31, 2007 were $249,726,330, compared to $242,304,782 at December 31, 2006, representing an increase of $7,421,548 or 3.06% over December 31, 2006.

Total liabilities at March 31, 2007 were $223,238,432, compared to $216,697,626 at December 31, 2006, representing an increase of $6,540,806 or 3.02%.

Stockholders’ equity was $26,487,898 as of March 31, 2007, compared to $25,607,156 as of December 31, 2006, an increase of $880,742. The increase was due to net income for the period totaling $1,199,697 plus a decrease in the unrealized loss on securities available for sale net of income taxes of $4,540, offset by dividends paid to stockholders of $323,495.

Return on average equity for the quarter ended March 31, 2007 was 18.97%, compared to 17.67% for the same period of 2006. Return on average assets was 1.98% for the quarter ended March 31, 2007, compared to 1.78% for the same period of 2006.

Composition of Loan Portfolio

At March 31, 2007, loans, net of unearned income, were $212,164,501, an increase of $6,087,344 since December 31, 2006. Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $210,124,946 and $202,963,658 during the first quarters of 2007 and 2006, respectively, which constituted 89.87% and 89.25% of average interest-earning assets for the respective periods. For the quarter ended March 31, 2007, the Company’s average loan to deposit ratio was 133.03%, compared to 127.23% for the same period in 2006. The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. The Company’s ratio of average loans to deposits plus borrowed funds was 96.23% for the quarter ended March 31, 2007, compared to 95.11% for the same period of 2006. The Company extends loans primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County. There are no industry concentrations in the Company’s loan portfolio. A substantial portion of the Company’s loans are, however, secured by real estate, and the real estate market in the region will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of March 31, 2007 is adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

For significant problem loans, management's review consists of evaluation of the financial strength of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. This allowance may be increased to accommodate reserves for specific loans identified as substandard during management's loan review. Generally, however, neither net recoveries nor a decrease in loans will require a negative provision to reduce the allowance. Therefore, net recoveries and/or decreases in loans may cause the allowance as a percentage of gross loans to exceed the Company’s target. Historically our regulators have discouraged negative provisions.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of March 31, 2007 and December 31, 2006, the allowance for loan losses compared to gross loans was 0.84% and 0.90%, respectively.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Three months ended	Three months ended	Year ended
	March 31,	March 31,	December 31,
	2007	2006	2006
Balance at beginning of year	$1,860,283	$1,649,420	$1,649,420
Loan losses:
Commercial	62,941	3,268	4,947
Mortgages	0	0	15,000
Consumer	4,882	1,575	16,214
Total loan losses	67,823	4,843	36,161
Recoveries on loans previously charged off
Commercial	0	0	25
Mortgages	2,271	0	0
Consumer	188	777	6,999
Total loan recoveries	2,459	777	7,024
Net loan losses	65,364	4,066	29,137
Provision for loan losses charged to expense	0	120,000	240,000
Balance at end of year	$1,794,919	$1,765,354	$1,860,283
Allowance for loan losses to loans outstanding at end of period	0.84%	0.86%	0.90%

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

The Company had loans past due 90 days or more including nonaccrual loans of $549,013 and $422,338 at March 31, 2007 and December 31, 2006, respectively. These loans are detailed below:

	Risk Elements of Loan Portfolio
	March 31,	December 31,
	2007	2006
Non-Accrual Loans	$7,962	$23,201
Accruing Loans Past Due 90 Days or More	541,051	399,137

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of March 31, 2007 or December 31, 2006.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits decreased $1,753,421 or 1.35% to $127,711,794 for the three months ended March 31, 2007, from $129,465,215 for the same period of 2006. Average noninterest-bearing deposits increased $187,033 or 0.62% to $30,240,866 for the three months ended March 31, 2007, from $30,053,833 for the same period of 2006. Average total deposits have decreased 0.98% or $1,566,388 to $157,952,660 for the three months ended March 31, 2007 from $159,519,048 for the same period of 2006. Borrowings, primarily from the FHLB, increased to $51,700,000 or 18.31% from $43,700,000 at December 31, 2006 to fund strong loan demand.

Deposits, particularly core deposits, and borrowed funds have been the Company’s primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that deposits will grow and be the Company’s primary source of funding for the foreseeable future. It should be noted, however, investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, typically increases when the economy and stock markets perform well. Increased investor confidence in nondeposit investment products in future periods would likely have an adverse impact on our deposit growth.

Short-term Borrowings

The following table sets forth the Company’s position with respect to short-term borrowings for March 31, 2007 and the year ended December 31 2006.
	March 31, 2007		December 31, 2006
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (daily re-price)	$0	-%	$0	-%
Retail Repurchase Agreements	6,867,646	3.77%	9,513,593	2.85%
Federal Funds Borrowed	1,300,000	5.81%	6,060,000	1.60%
Total	$8,167,646		$15,573,593

The Company may borrow up to approximately 30% of total assets from the FHLB through any combination of notes or line of credit advances. Both the notes payable and the line of credit are secured by a floating lien on all of the Company’s real estate mortgage loans. The Company was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

The Company provides collateral of 105% of the repurchase agreement balances by pledging U.S. Government Agency securities.

The Bank has lines of credit of $19,400,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds with correspondent banks at March 31, 2007.

Liquidity and Capital Resources

Liquidity describes the ability of the Company to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $24,400,000 from correspondent banks, namely, Bank of America, Community Bank and M & T Bank. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $71,450,000 of which $51,700,000 has been advanced as of March 31, 2007. There were no short term borrowings with the Federal Home Loan Bank of Atlanta for the total amount advanced.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Company’s capital ratios as of March 31, 2007 to the minimum ratios required by federal banking regulators is presented below.

		Minimum	To be well
	Actual	Requirements	Capitalized
Tier 1 risk-based capital	10.56%	4.00%	6.00%
Total risk-based capital	13.29%	8.00%	10.00%
Leverage ratio	12.43%	4.00%	5.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk is to interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk, both of which are discussed in Item 7 of Part II of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2006 under the caption “Market Risk Management”. Management believes that there have been no material changes in the Company’s market risks, the procedures used to evaluate and mitigate these risks, or the Company’s actual sensitivity position since December 31, 2006. The simulation models that the Company uses to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital produced the following results as of March 31, 2007:

	Immediate Change in Rates
	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points	Policy Limit
March 31, 2007
% Change in Net Interest Income	3.13%	1.59%	-1.95%	- 4.54%	±10%
% Change in Fair Value of Capital	6.60%	3.30%	-3.40%	-7.10%	±20%
December 31, 2006
% Change in Net Interest Income	3.26%	1.66%	-2.15%	- 5.03%	±10%
% Change in Fair Value of Capital	6.79%	3.44%	-3.82%	- 8.10%	±20%

The change in the Company’s interest rate sensitivity profile from December 31. 2006 to March 31, 2007 resulted from an decrease in the Company’s excess assets repricing within one year from $71,576,000 as of December 31, 2006 to $62,591,000 at March 31, 2007.

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

An evaluation of the effectiveness of these disclosure controls was carried out as of March 31, 2007 under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The risks and uncertainties to which the Company’s financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2006. Management does not believe that any material changes in these risk factors have occurred since December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6. Exhibits.

The exhibits filed or furnished with this report are listed in the Exhibit Index that immediately follows the signatures, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP, INC.

Date: May 10, 2007	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson President/Chief Executive Officer & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)

10.1	Changes to Director Compensation Arrangement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 24, 2006)

31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications of the CEO/ CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)