Form 10-Q
period 2007-06-30
PEOPLES BANCORP INC/MD
filed 2007-08-14
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 2007

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

 State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 785,512 shares of common stock issued and outstanding as of August 1, 2007

PEOPLES BANCORP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Cash and due from banks	$5,143,851	$5,990,866
Federal funds sold	3,122,908	1,474,544
Securities available for sale	6,966,402	7,937,008
Securities held to maturity (approximate fair
value of $11,889,373 and $10,887,433)	11,981,560	10,928,766
Federal Home Loan Bank stock, at cost	2,897,600	2,533,100
Loans, less allowance for loan losses
of $1,811,978 and $1,860,283	212,829,706	206,077,157
Premises and equipment	5,645,943	3,991,077
Goodwill and intangible assets	805,432	—
Accrued interest receivable	1,719,877	1,445,833
Deferred income taxes	923,494	918,012
Other assets	899,356	1,008,419
Total Assets	$252,936,129	$242,304,782

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$32,102,127	$29,900,976
Interest-bearing	127,254,089	125,284,608
	159,356,216	155,185,584
Securities sold under repurchase agreements
and federal funds purchased	9,088,768	15,573,593
Federal Home Loan Bank advances	54,700,000	43,700,000
Other borrowings	301,236	—
Accrued interest payable	525,306	469,747
Other liabilities	2,064,851	1,768,702
	226,036,377	216,697,626
Stockholders' equity

Common stock, par value $10 per share, 1,000,000 shares
authorized; issued and outstanding 785,512 shares at
June 30, 2007 and 789,012 shares at December 31, 2006	7,855,120	7,890,120
Additional Paid in Capital	2,920,866	2,920,866
Retained earnings	16,969,262	15,632,965
	27,745,248	26,443,951
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available for sales securities	(24,962)	(16,261)
Unfunded liability for defined benefit plan	(820,534)	(820,534)
	26,899,752	25,607,156
Total Liabilities and Stockholders’ Equity	$252,936,129	$242,304,782

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
	2007	2006	2007	2006
Interest and dividend revenue
Loans, including fees	$4,053,906	$3,742,675	$8,012,102	$7,352,713
Government Agency securities	220,023	208,548	436,918	411,966
Deposits in other banks	1,404	745	6,292	1,952
Federal funds sold	24,073	24,235	47,321	48,783
Equity securities	40,136	32,730	77,934	58,382
Total interest and dividend revenue	4,339,452	4,008,933	8,580,567	7,873,796

Interest Expense
Deposits	915,208	762,547	1,801,025	1,469,812
Borrowed funds	722,213	593,316	1,401,095	1,160,136
Total interest expense	1,637,421	1,355,863	3,202,120	2,629,948

Net interest income	2,702,121	2,653,070	5,378,447	5,243,848

Provision for loan losses	30,000	120,000	30,000	240,000
Net interest income after
provision for loan losses	2,672,121	2,533,070	5,348,447	5,003,848
Noninterest revenue
Service charges on deposit accounts	253,125	218,503	472,903	426,703
Insurance commissions	152,510	—	554,300	—
Other noninterest revenue	83,454	58,966	164,695	172,855
Total noninterest revenue	489,089	277,469	1,191,898	599,558

Noninterest expenses
Salaries and employee benefits	948,728	709,549	1,897,169	1,370,903
Occupancy	101,357	66,535	180,720	130,152
Furniture and equipment	72,818	60,617	116,032	112,333
Other operating	427,066	377,118	813,858	718,093
Total noninterest expenses	1,549,969	1,213,819	3,007,779	2,331,481

Income before income taxes	1,611,241	1,596,720	3,532,566	3,271,925
Income taxes	607,152	600,794	1,328,780	1,231,604
Net income	$1,004,089	$995,926	$2,203,786	$2,040,321

Earnings per common share	$1.27	$1.26	$2.79	$2.59

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

SIX MONTHS ENDED JUNE 30, 2007 and 2006
				Accumulated
		Additional		other
		paid-in	Retained	comprehensive	Comprehensive
	Par value	Capital	earnings	income	Income

Balance, December 31, 2005	$7,890,120	$2,920,866	$12,763,903	($6,668)

Net income	—	—	2,040,321	—	$2,040,321
Unrealized loss on investment
securities available for sale net
of income taxes of $48,904	—	—	—	(77,626)	(77,626)
Comprehensive income					$1,962,695
Cash dividend, $0.78 per share	—	—	(615,429)	—
Balance, June 30, 2006	$7,890,120	$2,920,866	$14,188,795	($84,294)

Balance, December 31, 2006	$7,890,120	$2,920,866	$15,632,965	($836,795)

Net income	—	—	2,203,786	—	$2,203,786
Unrealized loss on investment
securities available for sale net
of income taxes of $5,475	—	—	—	(8,701)	(8,701)
Comprehensive income					$2,195,085
Repurchase of stock	(35,000)	—	(220,500)	—
Cash dividend, $0.82 per share	—	—	(646,989)	—
Balance, June 30, 2007	$7,855,120	$2,920,866	$16,969,262	$(845,496)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)	For the six months ended
	June 30
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$8,262,103	$7,607,472
Fees and commissions received	1,191,898	599,558
Cash paid to suppliers and employees	(2,459,569)	(2,354,758)
Interest paid	(3,146,561)	(2,591,639)
Taxes paid	(1,328,780)	(1,332,390)
	2,519,091	1,928,243
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(1,277,705)	(109,488)
Loans made, net of principal collected	(6,768,579)	(3,507,600)
Proceeds from maturities and calls of securities
Available for sale	1,000,000	3,500,000
Held to maturity	1,001,808	623
Purchase of securities Available for Sale	0	(2,434,605)
Purchase of securities held to maturity	(2,037,521)	(990,920)
Acquisition of Insurance agency, net	(884,634)	0
Acquisition of FHLB Stock	(364,500)	(250,700)
	(9,331,131)	(3,792,690)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	3,353,241	1,857,037
Other deposits	817,391	(6,151,157)
Securities sold under repurchase agreements	(6,484,825)	4,907,308
Advances under (repayments of) notes payable	11,000,000	3,000,000
Repayment of other borrowings	(169,929)	0
Repurchase of Stock	(255,500)	0
Dividends paid	(646,989)	(615,429)
	7,613,389	2,997,759
NET INCREASE (DECREASE) IN CASH	801,349	1,133,312
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	7,465,410	6,809,595
CASH AND EQUIVALENTS AT END OF PERIOD	$8,266,759	$7,942,907

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) (continued)

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
FROM OPERATING ACTIVITIES
Net income	$2,203,786	$2,040,321
ADJUSTMENTS
Depreciation and amortization	102,839	109,337
Provision for loan losses	30,000	240,000
Security discount accretion, net of premium amortization	(30,450)	(18,105)
Decrease (increase) in
Accrued interest receivable	(274,044)	(106,403)
Other assets	285,355	(207,058)
Increase (decrease) in
Deferred origination fees and costs, net	(13,970)	(141,816)
Accrued Interest payable and other liabilities	188,075	112,753
Income taxes payable	0	(100,786)
	$2,491,591	$1,928,243

Supplemental disclosure
Fair value of assets acquired	$686,499	$0
Fair value of liabilities assumed	(634,797)	0
Purchase price in excess of assets acquired	832,932	0
Net cash paid for acquisition	$884,634	$0

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. (the “Company”) and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Subsidiary”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the six months ended June 30, 2007 and 2006, total comprehensive income, net of taxes, was $2,195,085 and $1,962,695, respectively. Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Company’s financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies. The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. The table below represents unfunded obligations at June 30, 2007.

At June 30, 2007
Revolving Home Equity Lines	$4,031,316
Commercial Real Estate	$7,734,412
Other Unused Commitments	$19,936,619
Commercial Letters of Credit	$4,665,070

5.	Earnings Per Share

Earnings per common share is derived by dividing net income available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 787,845 and 788,915 for the three- and six-month periods ended June 30, 2007, respectively. For both the three- and six month periods ended June 30, 2006, the weighted average number of shares of common stock outstanding was 789,012.

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

During the six months ended June 30, 2007 and 2006, the Bank recognized net periodic costs for this plan of $137,500 and $95,000, respectively. During the six months ended June 30, 2007, the Bank contributed $91,000 to the plan.

The Insurance Subsidiary does not maintain a defined benefit pension plan covering its employees.

Restatement of Comprehensive Income for the Year Ended December 31, 2006

The Company adopted Financial Accounting Standards No. 158 Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans (SFAS No. 158) during the year ended December 31, 2006. The adoption of SFAS No. 158 required the Company to reflect the underfunded status of its defined benefit pension plan on its Consolidated Balance Sheet, which included an adjustment to Accumulated Other Comprehensive Income. In the Company’s Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2006 included in Form 10-K, the Company incorrectly included the adjustment to Accumulated Other Comprehensive Income in its calculation of Comprehensive Income. The adjustment to Accumulated Other Comprehensive Income related to the adoption of SFAS No. 158 as originally reported resulted in a reduction of Comprehensive Income in the amount of $820,534.

The Company will reflect the correction to it adoption of SFAS No. 158 in its Consolidated Statement of Changes in Stockholders’ Equity when it files its Form 10-K for the year ending December 31, 2007. It will report the following change to Comprehensive Income for the year ended December 31, 2006:

Comprehensive Income for the year ended December 31, 2006:
As originally reported	$3,285,574
As revised	4,106,108

7.	Segment Reporting

The Company operates two primary businesses: Community Banking and Insurance Products & Services Through the Community Banking business, the Company provides services to consumers and small businesses on the upper Eastern Shore of Maryland through its five branches. Community banking activities include serving the deposit needs of small business and individual consumers by providing banking products and services to fit their needs. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, accounts receivable financing arrangements, and merchant card services.

Through the Insurance Products and Services business, the Company provides a full range of insurance products and services to businesses and consumers in the Company’s market areas. Products include property and casualty, life, marine, individual health and long-term care insurance.

Selected financial information by line of business for the six months ended June 30 2007,is included in the following table:

2007	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total
Net interest income	$5,385,816	($7,369)	$0	$5,378,447
Provision for loan losses	30,000	0	0	30,000
Net interest income after provision	5,355,816	(7,369)	0	5,348,447

Noninterest revenue	634,572	557,326	0	1,191,898
Noninterest expense	2,585,901	421,878	0	3,007,779
Income before income taxes	3,404,487	128,079	0	3,532,566
Income taxes	1,279,328	49,452	0	1,328,780
Net income	$2,125,159	$78,627	$0	$2,203,786

Average assets	$247,077,450	$916,362	$2,420	$247,996,232

8.	Insurance Agency Acquisition

On January 2, 2007, the Company completed the acquisition of the Insurance Agency, a Maryland insurance agency with an office located in Chestertown, Maryland. Under the terms of the acquisition agreement, the Company acquired all of the outstanding common stock of the Insurance Agency for approximately $1,000,000.

In the acquisition, the Company acquired approximately $805,000 of assets, primarily real estate, accounts receivable and cash, and assumed approximately $635,000 of liabilities, primarily notes payable and operating payables. The acquisition resulted in the recognition of approximately $280,000 of goodwill, which will not be amortized, and $550,000 of intangible assets, which will be amortized on a straight-line basis over 10 years. Pre-acquisition operating results of the Insurance Agency are not readily determinable.

During the six months ended June 30. 2007, the Company recorded amortization of intangible assets of approximately $27,500.

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

The Bank was incorporated on April 13, 1910 and operates five branches located in Kent County, Maryland. The Bank offers a variety of services to satisfy the needs of consumers and small- to medium-sized businesses and professional enterprises. Most of the Bank’s deposit and loan customers are located in and derived from Kent County, northern Queen Anne's County, and southern Cecil County, Maryland. This primary service area is located between the Chesapeake Bay and the western border of Delaware. During the third quarter of 2007, the Bank plans to open its sixth branch in Church Hill, Queen Anne’s County, Maryland.

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

The following discussion is designed to provide a better understanding of our financial condition and results of operation and should be read in conjunction with the June 30, 2007 Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the December 31, 2006 audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operation set forth in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2006.

Forward-Looking Information

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this quarterly report should be aware of the speculative nature of “forward-looking statements”. Statements that are not historical in nature, including the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. These and other risks are discussed in detail in the periodic reports that Peoples Bancorp, Inc. files with the Securities and Exchange Commission (see Item 1A of Part II of this report. All of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

RESULTS OF OPERATIONS

General

For the three- and six-month periods ended June 30, 2007, we reported net income of $1,004,089, or $1.27 per share, and $2,203,786, or $2.79 per share, respectively, compared to $995,926, or $1.26 per share, and $2,040,321, or $2.59 per share, respectively, for the same periods in 2006. The increases for the three months (0.82%) and six months (8.01%) ended June 30, 2007 over the same periods last year resulted primarily from increased loan interest income and reduced loan loss provisions, offset by an increase in interest expense on deposits and borrowed funds. The insurance subsidiary produced a net loss of $34,229 for the three-month period ended June 30, 2007 and net income of $78,627 for the six-month period ended June 30, 2007.

Net Interest Income

Our primary source of income is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

Net interest income for the three-month period ended June 30, 2007 was $2,702,121, which represents an increase of $49,051 or 1.85% over net interest income for the same period in 2006. Net interest income for the six-month period ended June 30, 2007 was $5,378,447, which represents an increase of $134,599 or 2.57% over the net interest income for the first six months of 2006. During 2006 and continuing through the second quarter of 2007, market interest rates rose moderately.

Interest revenue for the three and six months ended June 30, 2007 totaled $4,339,452 and $8,580,567, respectively, compared to $4,008,933 and $7,873,796, respectively, for the same periods last year, representing increases of $330,609 or 8.25% and $706,771 or 8.98%, respectively. The increases are attributable primarily to an increase in loan income of $659,389 for the first six months of 2007 over the same time period in 2006 due to continued strong loan demand in our primary market area.

Interest expense for the three- and six-month periods ended June 30, 2007 totaled $1,637,421 and $3,202,120, respectively, compared to $1,355,863 and $2,629,948, respectively, for the same periods last year, representing increases of $281,558 or 20.77% and $572,172 or 21.76, respectively. Although deposits have increased slightly during the first six months of 2007, the Company increased its Federal Home Loan Bank (“FHLB”) borrowings during the first quarter of 2007 to fund loan demand from $43,700,000 at December 31, 2006 to $54,700,000 at June 30, 2007, resulting in an increase in borrowed funds interest expense for the first six months of 2007 of $240,959 when compared to the same period last year. Advances from the FHLB were $51,700,000 at March 31, 2007. The Company assumed approximately $450,000 of debt in connection with the acquisition of the Insurance Subsidiary.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets. Our net interest margin for the six-month period ended June 30, 2007 was 4.67%, compared to 4.66% for the same period in 2006. The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although these expectations are based on management’s judgment, actual results may be impacted by a number of unpredictable factors and cannot be assured.

A table of our average balances, interest and yields follows.

Average Balances, Interest, and Yield

	For the Six Months Ended			For the Six Months Ended
	June 30, 2007			June 30, 2006
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$1,736,500	$47,322	5.50%	$2,118,621	$48,783	4.64%
Interest-bearing deposits	308,734	6,581	4.30%	87,109	2,047	4.74%
Investment securities:
U. S. government agency	18,867,894	458,068	4.90%	19,828,988	431,905	4.39%
Other	27,095	266	1.98%	0	0	—%
FHLB of Atlanta Stock	2,783,857	81,430	5.90%	2,474,042	61,210	4.99%
Total investment securities	21,678,846	539,764	5.02%	22,303,030	493,115	4.46%
Loans:
Demand and time	42,589,710	1,954,167	9.25%	40,535,791	1,778,068	8.85%
Mortgage	165,651,855	5,885,092	7.16%	160,546,226	5,396,300	6.78%
Installment	4,814,429	206,245	8.64%	5,072,721	202,207	8.04%
Total loans	213,055,994	8,045,504	7.62%	206,154,738	7,376,575	7.22%
Allowance for loan losses	1,822,421			1,736,832
Total loans, net of allowance	211,233,573	8,045,504	7.68%	204,417,906	7,376,575	7.28%
Total interest-earning assets	234,957,653	8,639,171	7.41%	228,926,666	7,920,520	6.98%
Non-interest-bearing cash	4,527,840			4,748,028
Premises and equipment	4,979,554			3,815,583
Other assets	3,531,185			2,124,921
Total assets	$247,996,232			$239,615,198
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$37,444,809	107,638	0.58%	$41,999,824	116,745	0.56%
Money market and supernow	16,241,553	122,553	1.52%	17,587,922	96,268	1.10%
Other time deposits	73,674,015	1,573,865	4.31%	69,694,719	1,256,799	3.64%
Total interest-bearing deposits	127,360,377	1,804,056	2.86%	129,282,465	1,469,812	2.29%
Borrowed funds	61,755,156	1,398,064	4.57%	54,239,014	1,160,136	4.31%
Total interest-bearing liabilities	189,115,533	3,202,120	3.41%	183,521,479	2,629,948	2.89%
Noninterest-bearing deposits	30,611,574			31,096,183
	219,727,107			214,617,662
Other liabilities	2,289,309			685,506
Stockholders’ equity	25,979,816			24,312,030
Total liabilities and stockholders equity	$247,996,232			$239,615,198
Net interest spread			4.00%			4.09%
Net interest income		$5,437,051			$5,290,572
Net margin on interest-earning assets			4.67%			4.66%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Noninterest Revenue

Noninterest revenue for the three- and six-month periods ended June 30, 2007 totaled $489,089 and $1,191,898, respectively, which represent increases of 76.27% and 98.80% over $277,469 and $599,558, respectively, for the same periods in 2006. The increases resulted primarily from $554,300 of commission income earned by the Insurance Subsidiary during the first six months of 2007. We expect the insurance subsidiary to generate lower revenue and net income during the remaining six months of 2007. In addition, we experienced an increase in deposit service charges of $46,200 or 10.83% during the first six months of 2007 when compared to the same period of 2006 primarily due to increased overdraft activity. Management does not view the increased overdraft activity as an indication of economic problems within our customer base, as we have generally been successful at collecting these overdrawn balances and the fees associated with them.

Noninterest Expense

The Company recorded noninterest expense of $1,549,969 and $3,007,779 for the three- and six-month periods ended June 30, 2007, respectively, compared to $1,213,819 and $2,331,481, respectively, for the same periods in 2006, representing increases of $336,150 or 27.69% and $676,298 or 29.01%, respectively, The increases are mainly attributable to increased salaries and employee benefits of $526,266 for the first six months of 2007, which is primarily due to the acquisition of the Insurance Subsidiary. Other operating costs for the first six months of 2007 also increased when compared to the same period last year, primarily due to Insurance Subsidiary operations.

Income Tax Expense

The Company’s effective tax rate for the three- and six-month periods ended June 30, 2007 was 37.7% and 37.6%, respectively, when compared to 37.6% and 37.7% for the same period in 2006. The Company’s income tax expense was $607,152 and $1,328,780 for the three- and six-months ended June 30, 2007, respectively, compared to $600,794 and $1,231,604, respectively, for the same periods in 2006. The increases of $6,358 or 1.06% and $97,176 or 7.89% for the three- and six-month periods ended June 30, 2007, respectively, when compared the same periods in 2006 were comparable to the percentage increases in income before income taxes.

FINANCIAL CONDITION

Overview

Total assets at June 30, 2007 were $252,936,129, compared to $242,304,782 at December 31, 2006, representing an increase of $10,631,347 or 4.39% over December 31, 2006.

Total liabilities at June 30, 2007 were $226,036,377, compared to $216,697,626 at December 31, 2006, representing an increase of $9,338,751 or 4.31%.

Stockholders’ equity was $26,899,752 as of June 30, 2007, compared to $25,607,156 as of December 31, 2006, an increase of $1,292,596. The increase was due to comprehensive income for the period totaling $2,195,085 offset by dividends paid to stockholders of $646,989 and the repurchase of 3,500 shares of stock totaling $255,500.

Return on average equity for the six months ended June 30, 2007 was 17.11%, compared to 16.92 for the same period in 2006. Return on average assets was 1.79% for the six months ended June 30, 2007, compared to 1.72% for the same period in 2006.

Composition of Loan Portfolio

At June 30, 2007, loans, net of unearned income, were $212,829,706, an increase of $6,752,549 since December 31, 2006. Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $211,233,573 and $204,417,906 during the first six months of 2007 and 2006, respectively, which constituted 89.90% and 89.29% of average interest-earning assets for the respective periods. For the six months ended June 30, 2007, our average loan to deposit ratio was 133.72%, compared to 127.46% for the six months ended June 30, 2006. The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. The Company’s ratio of average loans to deposits plus borrowed funds, which includes FHLB advances, was 96.13% for the six months ended June 30, 2007, compared to 95.25% for the six months ended June 30, 2006. The Company extends credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County. There are no industry concentrations in our loan portfolio. A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of June 30, 2007 is adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. The allowance may be increased to accommodate reserves for specific loans identified as substandard during management's loan review. Generally, however, neither net recoveries nor a decrease in loans will require a negative provision to reduce the allowance. Therefore, net recoveries and/or decreases in loans may cause the allowance as a percentage of gross loans to exceed the Company’s target. Historically, our regulators have discouraged negative provisions.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of June 30, 2007 and December 31, 2006, the allowance for loan losses compared to gross loans was 0.84% and 0.90%, respectively.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Six months ended	Six months ended	Year ended
	June 30,	June 30,	December 31,
	2007	2006	2006
Balance at beginning of year	$1,860,283	$1,649,420	$1,649,420
Loan losses:
Commercial	69,950	3,243	4,947
Mortgages	0	0	15,000
Consumer	11,538	1,997	16,214
Total loan losses	81,488	5,240	36,161
Recoveries on loans previously charged off
Commercial	0	0	25
Mortgages	2,271	0	0
Consumer	912	4,281	6,999
Total loan recoveries	3,183	4,281	7,024
Net loan losses	78,305	959	29,137
Provision for loan losses charged to expense	30,000	240,000	240,000
Balance at end of year	$1,811,978	$1,888,461	$1,860,283
Allowance for loan losses to gross loans outstanding
at end of period	0.84%	0.91%	0.90%

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

The Company had loans past due 90 days or more including nonaccrual loans of $668,486 and $422,338 at June 30, 2007 and December 31, 2006, respectively. These loans are detailed below:

Risk Elements of Loan Portfolio
	June 31,	December 31,
	2007	2006

Non-Accrual Loans	$7,045	$23,201
Accruing Loans Past Due 90 Days or More	661,441	399,137

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of June 30, 2007 or December 31, 2006.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits decreased $1,922,088 or 1.49% to $127,360,377 for the six months ended June 30, 2007, from $129,282,465 for the same period in 2006. Average noninterest-bearing deposits decreased $484,609 or 1.56% to $30,611,574 for the six months ended June 30, 2007, from $31,096,183 for the same period in 2006. Average total deposits have decreased 1.50% or $2,406,697 to $157,971,951 for the six months ended June 30, 2007 from $160,378,648 for the same period in 2006. Borrowings, primarily from the Federal Home Loan Bank of Atlanta to fund loan demand, increased to $54,700,000 from $43,700,000 at December 31, 2006, an increase of 25.17%.

Deposits, particularly core deposits, and borrowed funds have been the Company’s primary source of funding and have enabled the Company to meet both its short-term and long-term liquidity needs. Management anticipates that deposits will continue to be the Company’s primary source of funding for the foreseeable future. It should be noted, however, investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, typically increases when the economy and stock markets perform well. Increased investor confidence in nondeposit investment products in future periods would likely have an adverse impact on our deposit growth.

Short-term Borrowings

The following table sets forth the our position with respect to short-term borrowings for June 30, 2007 and December 31 2006.

	June 30, 2007		December 31, 2006
	Amount	Rate	Amount	Rate

Federal Home Loan Bank (daily re-price)	$0	—%	$0	—%
Retail Repurchase Agreements	9,088,768	3.76%	9,513,593	2.85%
Federal Funds Borrowed	0	—%	6,060,000	1.60%
Total	$9,088,768		$15,573,593

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

The Bank has lines of credit of $19,400,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds with correspondent banks at June 30, 2007.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $24,400,000 from correspondent banks, namely, Bank of America, Community Bank and M & T Bank. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $71,450,000 of which $54,700,000 has been advanced as of June 30, 2007.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Bank’s capital ratios as of June 30, 2007 to the minimum ratios required by federal banking regulators is presented below.

		Minimum	To be well
	Actual	Requirements	capitalized
Tier 1 risk-based capital	12.54%	4.00%	6.00%
Total risk-based capital	13.40%	8.00%	10.00%
Leverage ratio	10.58%	4.00%	5.00%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is to interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk, both of which are discussed in Item 7 of Part II of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2006 under the caption “Market Risk Management”. Management believes that there have been no material changes in our market risks or the procedures used to evaluate and mitigate these risks since December 31, 2006. The simulation models that we use to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital produced the following results as of June 30, 2007 and December 31, 2006:
	Immediate Change in Rates
	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit

June 30, 2007
% Change in Net Interest Income	4.04%	2.08%	-2.57%	- 6.31%	+10%
% Change in Fair Value of Capital	8.80%	4.47%	-5.01%	-10.52%	+20%

December 31, 2006
% Change in Net Interest Income	3.26%	1.66%	-2.15%	- 5.03%	+10%
% Change in Fair Value of Capital	6.79%	3.44%	-3.82%	- 8.10%	+20%

The change in our interest rate sensitivity profile since December 31. 2006 to June 30, 2007 resulted from a decrease in our excess assets repricing within one year from $71,576,000 as of December 31, 2006 to $69,244,000 at June 30, 2007.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that Peoples Bancorp, Inc. files under the Securities and Exchange Act of 1934 with the Securities and Exchange Commission, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the President and Chief Executive Officer, who also serves as the Chief Financial Officer (the “CEO”), to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls was carried out as of June 30, 2007 under the supervision and with the participation of management, including the CEO. Based on that evaluation, management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares of common stock purchased by or on behalf of Peoples Bancorp, Inc. and its affiliates (as defined by Exchange Act Rule 10b-18) during the three-month period ended June 30, 2007:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2007	0	0	0	0
May 2007	0	0	0	0
June 2007	3,500	$70.75	3,500	35,951
Total	3,500	$70.75	3,500	35,951

Note: (1) These shares were purchased from Nylon Capital Shopping Center, Inc. pursuant to a stock repurchase program that was approved by the Board of Directors of the Company at its May 30, 2007 meeting. The repurchase program authorizes the Company to purchase up to 5% of its outstanding stock over the next 36 months, at times and prices determined by the President. The Company’s previous repurchase authorization expired on January 22, 2006. The husband of director Patricia Joan Ozman Horsey is the President, Treasurer and director of Nylon Capital Shopping Center, Inc.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on May 23, 2007, the stockholders of Peoples Bancorp, Inc. were asked to vote upon the election of 12 directors to serve on the Board of Directors of Peoples Bancorp, Inc. for one-year terms and until their successors are duly elected and qualify (“Proposal 1”). The stockholders also were asked to ratify the selection of Rowles & Company, LLP as our independent auditing and accounting firm for 2007 (“Proposal 2”). The Board of Directors submitted these matters to a vote through the solicitation of proxies.

The results of Proposal 1 were as follows:

Nominees (terms expire 2008)	For	Against	Abstain	Broker Non-Votes
E. Jean Anthony.	567,873	1,122	1,274	51
Robert W. Clark, Jr.	568,995	0	1,274	51
LaMonte E. Cooke	568,599	396	1,274	51
Gary B. Fellows	568,995	0	1,274	51
Herman E. Hill, Jr.	568,162	833	1,274	51
Patricia Joan Ozman Horsey	568,945	50	1,274	51
P. Patrick McClary	568,995	0	1,274	51
Alexander P. Rasin, III	567,873	1,122	1,274	51
Stefan R. Skipp	568,995	0	1,274	51
Thomas G. Stevenson	568,995	0	1,274	51
Elizabeth A. Strong	568,995	0	1,274	51
William G. Wheatley	568,995	0	1,274	51

The results of Proposal 2 were as follows: 566,996 votes for the proposal; 2,599 votes against the proposal; 3,075 abstentions; and 51 broker non-votes.

Item 5.   Other Information.

The information contained in Item 2 of Part II of this report regarding the Company’s authorization of a stock repurchase program on May 30, 2007 is incorporated herein by reference.

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

Date: August 10, 2007
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