Form 10-Q
period 2007-09-30
PEOPLES BANCORP INC/MD
filed 2007-11-14
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 785,512 shares of common stock issued and outstanding as of November 1, 2007

PEOPLES BANCORP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS

Cash and due from banks	$4,389,449	$5,990,866
Federal funds sold	3,538,143	1,474,544
Securities available for sale	6,031,952	7,937,008
Securities held to maturity (approximate fair value of $12,048,365 and $10,887,433)	11,990,188	10,928,766
Federal Home Loan Bank stock, at cost	2,897,600	2,533,100
Loans, less allowance for loan losses of $1,803,964 and $1,860,283	215,812,135	206,077,157
Premises and equipment	5,859,107	3,991,077
Goodwill and intangible assets	791,682	-
Accrued interest receivable	1,869,618	1,445,833
Deferred income taxes	899,935	918,012
Other assets	1,073,649	1,008,419
Total Assets	$255,153,458	$242,304,782

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$31,878,001	$29,900,976
Interest-bearing	130,750,730	125,284,608
	162,628,731	155,185,584
Securities sold under repurchase agreements and federal funds purchased	9,187,113	15,573,593
Federal Home Loan Bank advances	52,700,000	43,700,000
Other borrowings	271,984	-
Accrued interest payable	535,318	469,747
Other liabilities	2,141,630	1,768,702

	227,464,776	216,697,626

Stockholders' equity
Common stock, par value $10 per share, 1,000,000 shares authorized; issued and outstanding 788,512 shares at September 30, 2007 and 789,012 shares at December 31,2006	7,855,120	7,890,120
Additional paid in capital	2,920,866	2,920,866
Retained earnings	17,720,798	15,632,965
	28,496,784	26,443,951
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available for sales securities	12,432	(16,261)
Unfunded liability of defined benefit plan	(820,534)	(820,534)
	27,688,682	25,607,156

Total Liabilities and Stockholders’ Equity	$255,153,458	$242,304,782

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	For the three months ended		For the nine months ended
	September 30		September 30
	2007	2006	2007	2006

Interest and dividend revenue
Loans, including fees	$4,127,285	$3,816,187	$12,139,387	$11,168,900
Government Agencies securities	215,022	215,743	651,940	627,709
Deposits in other banks	1,730	376	8,022	2,328
Federal funds sold	46,840	25,347	94,161	74,130
Equity securities	42,878	35,366	120,812	93,748
Total interest and dividend revenue	4,433,755	4,093,019	13,014,322	11,966,815
Interest Expense
Deposits	984,257	827,718	2,785,282	2,297,530
Borrowed funds	734,953	609,819	2,136,048	1,769,955
Total interest expense	1,719,210	1,437,537	4,921,330	4,067,485

Net interest income	2,714,545	2,655,482	8,092,992	7,899,330

Provision for loan losses	10,000	0	40,000	240,000
Net interest income after provision for loan losses	2,704,545	2,655,482	8,052,992	7,659,330
Noninterest revenue
Service charges on deposit accounts	264,290	219,826	737,193	646,529
Insurance commissions	244,445	0	798,745	0
Other noninterest revenue	68.359	59,780	233,054	232,635
Total noninterest revenue	577,094	279,606	1,768,992	879,164
Noninterest expenses
Salaries and employee benefits	987,126	729,584	2,884,295	2,100,487
Occupancy	74,025	71,150	254,745	201,302
Furniture and equipment	63,078	53,992	179,110	166,325
Other operating	439,126	365,417	1,252,984	1,083,510
Total noninterest expenses	1,563,355	1,220,143	4,571,134	3,551,624
Income before income taxes	1,718,284	1,714,945	5,250,850	4,986,870
Income taxes	636,832	609,189	1,965,612	1,840,793
Net income	$1,081,452	$1,105,756	$3,285,238	$3,146,077
Earnings per common share	$1.38	$1.40	$4.17	$3.99

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006

				Accumulated
		Additional		other
		paid-in	Retained	comprehensive	Comprehensive
	Common Stock	capital	earnings	income	income

Balance, December 31, 2005	$7,890,120	$2,920,866	$12,763,903	$(6,668)

Net income	-	-	3,146,077	-	$3,146,077
Unrealized loss on investment securities available for sale net of income taxes of $7,735	-	-	-	(12,294)	(12,294)
Comprehensive income					$3,133,783
Cash dividend, $1.18 per share	-	-	(931,034)	-

Balance, September 30, 2006	$7,890,120	$2,920,866	$14,978,946	$(18,962)

Balance, December 31, 2006	$7,890,120	$2,920,866	$15,632,965	$(836,795)

Net income	-	-	3,285,238		$3,285,238
Unrealized gain on investment securities available for sale net of income taxes of $18,053	-	-	-	28,693	28,693
Comprehensive income					$3,313,931
Repurchase of stock	(35,000)	-	(220,500)	-
Cash dividend, $1.25 per share	-	-	(976,905)	-

Balance, September 30, 2007	$7,855,120	$2,920,866	$17,720,798	$(808,102)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended
	September 30
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$12,527,507	$11,529,301
Fees and commissions received	1,768,992	879,164
Cash paid to suppliers and employees	(4,045,713)	(3,533,841)
Interest paid	(4,855,759)	(3,972,901)
Taxes paid	(1,965,612)	(1,941,579)
	3,429,415	2,960,144
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(1,551,845)	(124,242)
Loans made, net of principal collected	(9,755,873)	(2,141,254)
Proceeds from maturities and calls of securities
Available for sale	2,000,000	3,500,000
Held to maturity	1,002,058	2,001,222
Purchase of securities Available for Sale	0	(3,425,525)
Purchase of securities held to maturity	(2,037,521)	(2,007,773)
Purchase of FHLB Stock	(364,500)	(250,700)
Acquisition of Insurance Agency	(884,634)	0
	(11,592,315)	(2,448,272)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	6,211,235	2,350,183
Other deposits	1,231,912	(8,730,188)
Securities sold under repurchase agreements	(6,386,480)	3,432,254
Advances under (repayments of) notes payable	9,000,000	3,000,000
Repayments of other borrowings	(199,180)	0
Repurchase of Stock	(255,500)	0
Dividends paid	(976,905)	(931,034)
	8,625,082	(878,785)
NET INCREASE (DECREASE) IN CASH	462,182	(366,913)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	7,465,410	6,809,595
CASH AND EQUIVALENTS AT END OF PERIOD	$7,927,592	$6,442,682

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) (continued)

	For the nine months ended
	September 30
	2007	2006

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES
Net income	$3,285,238	$3,146,077
ADJUSTMENTS
Depreciation and amortization	163,815	164,934
Provision for loan losses	40,000	240,000
Amortization of intangible assets	41,250	0
Security discount accretion, net of premium amortization	(43,925)	(30,512)
Decrease (increase) in
Accrued interest receivable	(423,785)	(255,485)
Other assets	111,062	(280,314)
Increase (decrease) in
Deferred origination fees and costs, net	(19,106)	(151,517)
Accrued Interest payable and other liabilities	65,571	227,747
Other Liabilities	209,295	(100,786)
	$3,429,415	$2,960,144
Supplemental disclosure
Fair value of assets acquired	$686,499	$0
Fair value of liabilities assumed	(634,797)	0
Purchase price in excess of assets acquired	832,932	0
Net cash paid for acquisition	$884,634	$0

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. (the “Company”) and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Agency”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the nine months ended September 30, 2007 and 2006, total comprehensive income, net of taxes, was $3,313,931 and $3,133,783, respectively. Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Company’s financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies. The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. The table below represents unfunded obligations at September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2007
Revolving Home Equity Lines	$4,410,587	$3,277,125
Commercial Real Estate Lines	$7,949,421	$6,402,332
Other Unused Commitments	$14,836,680	$22,826,099
Commercial Letters of Credit	$4,795,301	$5,162,739

5.	Earnings Per Share

Earnings per common share for a particular period is derived by dividing net income available to holders of shares of common stock for that period by the weighted average number of shares of common stock outstanding for that period. For the three- and nine-month periods ended September 30, 2007, the weighted average number of shares of common stock outstanding was of 785,512 and 788,517, respectively. For both the three- and nine month periods ended September 30, 2006, the weighted average number of shares of common stock outstanding was 789,012.

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

During the nine months ended September 30, 2007 and 2006, the Bank recognized net periodic costs for this plan of $212,393 and $146,351, respectively. During the nine months ended September 30, 2007 the Bank contributed $97,450 to the plan.

The Insurance Subsidiary does not maintain a defined benefit pension plan covering its employees.

Restatement of Comprehensive Income for the Year Ended December 31, 2006

The Company adopted Financial Accounting Standards No. 158 Employers’ Accounting for Defined Benefit Plans and Other Postretirement Plans (SFAS No. 158) during the year ended December 31, 2006. The adoption of SFAS No. 158 required the Company to reflect the underfunded status of its defined benefit pension plan on its Consolidated Balance Sheet, which included an adjustment to Accumulated Other Comprehensive Income. In the Company’s Consolidated Statement of Changes in Stockholders’ Equity for the year ended December 31, 2006 included in its Annual Report on Form 10-K, the Company incorrectly included the adjustment to Accumulated Other Comprehensive Income in its calculation of Comprehensive Income. The adjustment to Accumulated Other Comprehensive Income related to the adoption of SFAS No. 158 as originally reported resulted in a reduction of Comprehensive Income in the amount of $820,534.

The Company will reflect the correction to it adoption of SFAS No. 158 in its Consolidated Statement of Changes in Stockholders’ Equity when it files its Annual Report of Form 10-K for the year ending December 31, 2007 as follows:

Comprehensive Income for the year ended December 31, 2006:
As originally reported	$3,285,574
As revised	4,106,108

7.	Segment Reporting

The Company operates two primary businesses: Community Banking and Insurance Products & Services. Through the Community Banking business, the Company provides services to consumers and small businesses on the upper Eastern Shore of Maryland through its six branches. Community banking activities include serving the deposit needs of small business and individual consumers by providing banking products and services to fit their needs. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, accounts receivable financing arrangements, and merchant card services.

Through the Insurance Products and Services business, the Company provides a full range of insurance products and services to businesses and consumers in the Company’s market areas. Products include property and casualty, life, marine, individual health and long-term care insurance.

Selected financial information by line of business for the nine months ended September 30 2007, is included in the following table:

2007	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$8,102,756	($9,764)	$0	$8,092,992
Provision for loan losses	40,000	0	0	40,000
Net interest income after provision	8,062,756	(9,764)	0	8,052,992

Noninterest revenue	965,717	803,275	0	1,768,992
Noninterest expense	3,953,767	617,367	0	4,571,134
Income before income taxes	5,074,706	176,144	0	5,250,850
Income taxes	1,897,743	67,869	0	1,965,612
Net income	$3,176,963	$108,275	$0	$3,285,238

Average assets	$248,929,824	$1,051,414	($179,810)	$249,801,428

8.	Insurance Agency Acquisition

On January 2, 2007, the Company acquired all of the outstanding common stock of the Insurance Agency for approximately $1,000,000. The Insurance Agency has an office located in Chestertown, Maryland.

Through the acquisition, the Company acquired approximately $805,000 of assets, primarily real estate, accounts receivable and cash, and assumed approximately $635,000 of liabilities, primarily notes payable and operating payables. The acquisition resulted in the recognition of approximately $280,000 of goodwill, which will not be amortized, and $550,000 of intangible assets, which will be amortized on a straight-line basis over 10 years. Pre-acquisition operating results of the Insurance Agency are not readily determinable.

During the nine months ended September 30. 2007, the Company recorded amortization of intangible assets of $41,250.

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

The Bank was incorporated on April 13, 1910 and operates five branches located in Kent County, Maryland and one branch located in Queen Annes County, Maryland which the bank opened this quarter. The Bank offers a variety of services to satisfy the needs of consumers and small- to medium-sized businesses and professional enterprises. Most of the Bank’s deposit and loan customers are located in and derived from Kent County, northern Queen Anne's County, and southern Cecil County, Maryland. This primary service area is located between the Chesapeake Bay and the western border of Delaware.

The Insurance Agency has roots dating back to the 1920s, when The Fleetwood-Kirby Agency was formed. In 1977, that agency was merged with several other well-respected insurances agencies to form Fleetwood, Athey, Macbeth & McCown, Inc. The Insurance Agency operates from one location in Kent County and provides a full range of insurance products to businesses and consumers. Product lines include property, casualty, life, marine, long-term care and health insurance.

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

The following discussion is designed to provide a better understanding of our financial condition and results of operation and should be read in conjunction with the September 30, 2007 Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis or Plan of Operation set forth in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2006.

Forward-Looking Information

This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Readers of this quarterly report should be aware of the speculative nature of “forward-looking statements”. Statements that are not historical in nature, including the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are based on current expectations, estimates and projections about (among other things) the industry and the markets in which we operate; they are not guarantees of future performance. Whether actual results will conform to expectations and predictions is subject to known and unknown risks and uncertainties, including risks and uncertainties discussed in this report, general economic, market or business conditions; changes in interest rates, deposit flow, the cost of funds, and demand for loan products and financial services; changes in our competitive position or competitive actions by other companies; changes in the quality or composition of loan and investment portfolios; the ability to mange growth; changes in laws or regulations or policies of federal and state regulators and agencies; and other circumstances beyond our control. These and other risks are discussed in detail in the section of the periodic reports that Peoples Bancorp, Inc. files with the Securities and Exchange Commission (see Item 1A of Part II of this report). All of the forward-looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results anticipated will be realized, or if substantially realized, will have the expected consequences on our business or operations. Except as required by applicable laws, we do not intend to publish updates or revisions of any forward-looking statements we make to reflect new information, future events or otherwise.

RECENT DEVELOPMENTS

As reported on a Current Report on Form 8-K filed on November 1, 2007, the Bank received notice on October 31, 2007 that a large corporate borrower (the “Borrower”) has filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. The amounts owed to the Bank by the Borrower under all loans is approximately $2.5 million. These loans are secured by liens on certain of the Borrower’s assets, on certain parcels of real property and by personal guarantees. In addition, the Borrower’s principal is the managing member of a limited liability company (the “LLC”) that is indebted to the Bank in the approximate amount of $564,000, which indebtedness is secured by liens on certain parcels of real property and by certain personal guarantees. The LLC’s primary business activity is leasing its real property to the Borrower, and management believes that the Borrower’s financial difficulties could potentially have an adverse impact on the LLC’s ability to make timely payments under its loans.

Although management believes that these loans were adequately collateralized at the time they were made, it is impossible to predict at this time what impact, if any, the bankruptcy proceeding will have on the Bank’s ability to obtain repayment under the loans or realize on the collateral securing those loans. Management intends to aggressively pursue repayment of these loans and recovery and liquidation of the collateral securing the loans if necessary. Nevertheless, it is possible that the Borrower’s bankruptcy filing, the deterioration of the Borrower’s financial condition and/or decline in the value of any of the collateral securing the loans could have a material, adverse impact on the Bank’s financial condition and/or results of operations.

RESULTS OF OPERATIONS

General

For the three- and nine-month periods ended September 30, 2007, the Company reported net income of $1,081,452, or $1.38 per share, and $3,285,238, or $4.17 per share, respectively, compared to $1,105,756, or $1.40 per share, and $3,146,077, or $3.99 per share, respectively, for the same periods in 2006. The increase of 4.42% for the nine months ended September 30, 2007 over the same period last year resulted primarily from increases in net interest income and noninterest revenue and a decrease in the provision for loan losses offset by increases in noninterest expense and income tax expense. The 2.20% decrease for the three-month period was primarily due to increased noninterest expense associated with the opening of our Church Hill branch and a higher effective income tax rate for the period. The Insurance Agency, which was acquired during the first quarter of 2007, produced a net gain of $29,648 for the three-month period ended September 30, 2007 and net income of $108,275 for the nine-month period ended September 30, 2007.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

Net interest income for the three-month period ended September 30, 2007 was $2,714,545, which represents an increase of $59,063 or 2.22% over net interest income for the same period in 2006. Net interest income for the nine-month period ended September 30, 2007 was $8,092,992, which represents an increase of $193,662 or 2.45% over the net interest income for the first nine months of 2006

Interest revenue for the three and nine months ended September 30, 2007 totaled $4,433,755 and $13,014,322, respectively, compared to $4,093,019 and $11,966,815, respectively, for the same periods last year, representing increases of $340,736 or 8.32% and $1,047,507 or 8.75%, respectively. The increases are attributable primarily to an increase in loan income of $970,487 for the first nine months of 2007 over the same time period in 2006 due to continued loan demand in our primary market area.

Interest expense for the three- and nine-month periods ended September 30, 2007 totaled $1,719,210 and $4,921,330, respectively, compared to $1,437,537 and $4,067,485, respectively, for the same periods last year, representing increases of $281,673 or 19.59% and $853,845 or 20.99%, respectively. These increases resulted primarily because we increased our borrowings from the Federal Home Loan Bank (“FHLB”) during the first nine months of 2007 to fund loan demand, from $43,700,000 at December 31, 2006 to $52,700,000 at September 30, 2007, resulting in an increase in borrowed funds interest expense for the first nine months of 2007 of $366,093 when compared to the same period last year. Advances from the FHLB were $51,700,000 at March 31, 2007 and $54,700,000 at June 30, 2007. In addition, the Company assumed approximately $450,000 of debt in connection with the acquisition of the Insurance Agency, and deposits have increased slightly during the first nine months of 2007.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets. Our net interest margin for the nine-month period ended September 30, 2007 was 4.63%, compared to 4.66%for the same period in 2006. The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although these expectations are based on management’s judgment, actual results may be impacted by a number of unpredictable factors and cannot be assured.

A table of the Company’s average balances, interest and yields follows.

Average Balances, Interest, and Yield

	For the Nine Months Ended September 30, 2007			For the Nine Months Ended September 30, 2006
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Federal funds sold	$2,334,825	$94,161	5.39%	$2,051,584	$74,130	4.83%
Interest-bearing deposits	194,138	8,394	5.78%	68,674	2,441	4.75%
Investment securities:
U. S. government agency	18,719,580	683,498	4.88%	19,750,117	658,090	4.45%
Other	27,095	405	2.00%	0	0	-%
FHLB of Atlanta Stock	2,822,188	126,238	5.98%	2,493,944	98,290	5.27%
Total investment securities	21,568,863	810,141	5.02%	22,244,061	756,380	4.55%
Loans:
Demand and time	42,573,695	2,944,397	9.25%	41,024,921	2,756,614	8.98%
Mortgage	166,681,555	8,935,825	7.17%	160,334,009	8,144,515	6.79%
Installment	4,798,496	309,356	8.62%	5,049,721	306,060	8.10%
Total loans	214,053,746	12,189,578	7.61%	206,408,651	11,207,189	7.26%
Allowance for loan losses	1,816,309			1,797,988
Total loans, net of allowance	212,237,437	12,189,578	7.68%	204,610,663	11,207,189	7.32%
Total interest-earning assets	236,335,263	13,102,274	7.41%	228,974,982	12,040,140	7.03%
Non-interest-bearing cash	4,606,782			4,683,523
Premises and equipment	5,188,392			3,809,369
Other assets	3,670,991			2,489,475
Total assets	$249,801,428			$239,957,349
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$36,813,087	160,488	0.58%	$40,511,077	172,576	0.57%
Money market and supernow	16,744,070	203,503	1.62%	17,156,207	157,769	1.23%
Other time deposits	74,525,969	2,421,291	4.34%	71,007,758	1,967,186	3.70%
Total interest-bearing deposits	128,083,126	2,785,282	2.91%	128,675,042	2,297,531	2.39%
Borrowed funds	62,247,941	2,136,048	4.59%	54,108,203	1,769,955	4.37%
Total interest-bearing liabilities	190,331,067	4,921,330	3.46%	182,783,245	4,067,485	2.98%
Noninterest-bearing deposits	30,833,556			31,551,068
	221,164,623			214,334,313
Other liabilities	2,405,103			963,117
Stockholders’ equity	26,231,702			24,659,919
Total liabilities and stockholders equity	$249,801,428			$239,957,349
Net interest spread			3.95%			4.05%
Net interest income		$8,180,944			$7,972,654
Net margin on interest-earning assets			4.63%			4.66%
Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Noninterest Revenue

Noninterest revenue for the three- and nine-month periods ended September 30, 2007 totaled $577,094 and $1,768,992, respectively, which represent increases of 106.40% and 101.21% over $279.606 and $879,164, respectively, for the same periods in 2006. The increases resulted primarily from $798,745 of commission income earned by the Insurance Agency during the first nine months of 2007. We expect the Insurance Agency to generate lower revenue and net income during the remaining three months of 2007. In addition, we experienced an increase in deposit service charges of $90,664 or 14.02% during the first nine months of 2007 when compared to the same period of 2006 primarily due to increased overdraft activity. Management does not view the increased overdraft activity as an indication of economic problems within our customer base, as we have generally been successful at collecting these overdrawn balances and the fees associated with them.

Noninterest Expense

The Company recorded noninterest expense of $1,563,355 and $4,571,134 for the three- and nine-month periods ended September 30, 2007, respectively, compared to $1,220,143 and $3,551,624, respectively, for the same periods in 2006, representing increases of $343,212 or 28.13% and $1,019,510 or 28.71%, respectively. The increases are mainly attributable to increased salaries and employee benefits of $783,808 for the first nine months of 2007, which is primarily due to the acquisition of the Insurance Agency. Other operating costs for the first nine months of 2007 also increased when compared to the same period last year, primarily due to Insurance Agency operations.

Income Tax Expense

The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2007 was 37.1% and 37.4%, respectively, compared to 35.5% and 36.9% for the same periods in 2006. The Company’s income tax expense was $636,832 and $1,965,612 for the three- and nine-months ended September 30, 2007, respectively, compared to $609,189 and $1,840,793, respectively, for the same periods in 2006. Comparing the three- and nine-month periods ended September 30, 2007 with the same periods last year, the increases of 4.54% and 6.78% in the 2007 periods, respectively, were comparable to the percentage increases in income before income taxes.

FINANCIAL CONDITION

Overview

Total assets of the Company at September 30, 2007 were $255,153,458, compared to $242,304,782 at December 31, 2006, representing an increase of $12,848,676 or 5.30%.

Total liabilities at September 30, 2006 were $227,464,776, compared to $216,697,626 at December 31, 2006, representing an increase of $10,767,150 or 4.97%.

Stockholders’ equity was $27,688,682 at September 30, 2007, compared to $25,607,156 at December 31, 2006, which represents an increase of $2,081,526. The increase was due to comprehensive income for the period totaling $3,313,931 offset by dividends paid to stockholders of $976,905 and the repurchase of 3,500 shares of stock during the second quarter of 2007 for an aggregate purchase price of $255,500.

        Return on average equity for the nine months ended September 30, 2007 was 16.74%, compared to 17.06% for the same period in 2006. Return on average assets was 1.76% for the nine months ended September 30, 2007, compared to 1.75% for the same period in 2006.

Composition of Loan Portfolio

At September 30, 2007, loans, net of unearned income, were $215,812,135, an increase of $9,734,978 since December 31, 2006. Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $212,237,437 and $204,610,663 during the first nine months of 2007 and 2006, respectively, which constituted 89.80% and 89.36% of average interest-earning assets for the respective periods. For the nine months ended September 30, 2007, our average loan to deposit ratio was 133.55%, compared to 127.70% for the nine months ended September 30, 2006. The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. Our ratio of average loans to deposits plus borrowed funds was 95.96% for the nine months ended September 30, 2007, compared to 95.46% for the nine months ended September 30, 2006. The Company extends credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County. There are no industry concentrations in our loan portfolio. A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of September 30, 2007 is adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of September 30, 2007 and December 31, 2006, the allowance for loan losses compared to gross loans was 0.83% and 0.90%, respectively.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Year ended December 31, 2006
Balance at beginning of year	$1,860,283	$1,649,420	$1,649,420
Loan losses:
Commercial	81,189	4,946	4,947
Mortgages	0	0	15,000
Consumer	18,314	8,986	16,214
Total loan losses	99,503	13,932	36,161
Recoveries on loans previously charged off
Commercial	0	25	25
Mortgages	2,271	0	0
Consumer	912	6,867	6,999
Total loan recoveries	3,183	6,892	7,024

Net loan losses (recoveries)	96,320	(7,040)	29,137
Provision for loan losses charged to expense	40,000	240,000	240,000
Balance at end of year	$1,803,963	$1,882,380	$1,860,283
Allowance for loan losses to loans outstanding at end of period	0.83%	0.91%	0.90%

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

At September 30, 2007 and December 31, 2006, we had loans past due 90 days or more including nonaccrual loans of $230,407 and $422,338, respectively. These loans are detailed below:

Risk Elements of Loan Portfolio
	September 30, 2007	December 31, 2006

Nonaccrual Loans	$5,529	$23,201
Accruing Loans Past Due 90 Days or More	224,878	399,137

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of September 30, 2007 or December 31, 2006.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits decreased $591,916 or 0.46% to $128,083,126 for the nine months ended September 30, 2007, from $128,675,042 for the same period in 2006. Average noninterest-bearing deposits decreased $717,512 or 2.27% to $30,833,556 for the nine months ended September 30, 2007, from $31,551,068 for the same period in 2006. Average total deposits have decreased 0.82% or $1,309,429 to $158,916,682 for the nine months ended September 30, 2006 from $160,226,110 for the same period in 2006. Borrowings at September 30, 2007, from the Federal Home Loan Bank of Atlanta, increased to $52,700,000 from $43,700,000 at December 31, 2006, an increase of 20.59%.

Deposits, particularly core deposits, have been the Company’s primary source of funding and have enabled the Company to meet both our short-term and long-term liquidity needs. Management anticipates that such deposits will continue to be the Company’s primary source of funding for the foreseeable future. It should be noted, however, investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, typically increases when the economy and stock markets perform well. Increased investor confidence in nondeposit investment products in future periods would likely have an adverse impact on our deposit growth. In addition, changes in governmental monetary policy, especially interest rates, may impact our ability to attract and retain deposits.

Short-term Borrowings

The following table sets forth the our position with respect to short-term borrowings for September 30, 2007 and December 31, 2006.
	September 30, 2007		December 31, 2006
	Amount	Rate	Amount	Rate

Federal Home Loan Bank (daily re-price)	$0	-%	$0	-%
Retail Repurchase Agreements	7,987,113	3.80%	9,513,593	2.85%
Federal Funds Borrowed	1,200,000	4.69%	6,060,000	1.60%
Total	$9,187,113		$15,573,593

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

The Bank has lines of credit of $19,400,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds with correspondent banks at September 30, 2007.

Liquidity and Capital Resources

Liquidity describes the our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $24,400,000 from correspondent banks, namely, Bank of America, Community Bank and M & T Bank. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $71,450,000 of which $52,700,000 has been advanced as of September 30, 2007.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Company’s capital ratios as of September 30, 2007 to the minimum ratios required by federal banking regulators is presented below.

	Actual	Minimum Requirements	To be well capitalized
Tier 1 risk-based capital	12.69%	4.00%	6.00%
Total risk-based capital	13.54%	8.00%	10.00%
Leverage ratio	10.72%	4.00%	5.00%

Item3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is to interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk, both of which are discussed in Item 7 of Part II of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2006 under the caption “Market Risk Management”. Management believes that there have been no material changes in our market risks or the procedures used to evaluate and mitigate these risks since December 31, 2006. The simulation models that we use to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital produced the following results as of September 30, 2007 and December 31, 2006:

	Immediate Change in Rates
	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit

September 30, 2007
% Change in Net Interest Income	3.97%	2.01%	-2.39%	- 5.20%	+10%
% Change in Fair Value of Capital	7.81%	3.89%	-4.41%	-8.98%	+20%
December 31, 2006
% Change in Net Interest Income	3.26%	1.66%	-2.15%	- 5.03%	+10%
% Change in Fair Value of Capital	6.79%	3.44%	-3.82%	- 8.10%	+20%

The change in our interest rate sensitivity profile since December 31, 2006 resulted from a decrease in our excess assets repricing within one year from $71,576,000 as of December 31, 2006 to $70,734,000 at September 30, 2007.

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

An evaluation of the effectiveness of these disclosure controls was carried out as of September 30, 2007 under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

         During the third quarter of 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PEOPLES BANCORP, INC.

Date: November 13, 2007	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer & Chief Financial Officer

EXHIBIT INDEX
Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.1	Changes to Director Compensation Arrangement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 24, 2006)
31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the Periodic Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)