Form 10-K
period 2007-12-31
PEOPLES BANCORP INC/MD
filed 2008-03-28
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $49,279,575.

The number of shares outstanding of the registrant’s common stock as of March 1, 2008 was 785,512.

Documents Incorporated by Reference

Portions of the definitive proxy statement to be filed with the SEC in connection with the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Banking Products and Services

Through the Bank’s five branches located throughout Kent County, Maryland and one branch in Queen Anne’s County, Maryland, we offer a full range of deposit services that are typically offered by most depository institutions in our service area, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal service area and have rates that are competitive with those offered by other institutions in the area. In addition, we offer certain retirement account services, such as Individual Retirements Accounts. All deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law. We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

Information about our revenues, net income and assets derived from our operations in the community banking segment for each of the years ended December 31, 2007, 2006 and 2005 may be found in our Consolidated Financial Statements and Notes thereto, which are included in Item 8 of Part II of this annual report.

Investment Activities

We maintain a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to approximately 6.90% of our total assets and is invested primarily in U.S. government agency and mortgage-backed securities.

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

Employees

At March 1, 2008, we employed 76 persons, of which 65 were employed on a full-time basis.

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

The following table sets forth deposit data for Kent County, Maryland as of June 30, 2007, the most recent date for which comparative information is available (the Bank’s branch in Queen Anne’s County was not operational on or prior to June 30, 2007:

Institution	Offices In Market Area	Deposits (in thousands)	Market Share
Peoples Bank of Kent County, Maryland	5	159,916	33.65%
Mercantile Shore Bank	5	151,864	31.96%
Chesapeake Bank & Trust Co	2	65,641	13.81%
Branch Banking & Trust Co	2	40,988	8.63%
Centreville National Bank of Maryland	2	30,488	6.42%
SunTrust Bank	1	26,298	5.53%

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

The Community Reinvestment Act (“CRA”) requires that, in connection with the examination of financial institutions within their jurisdictions, the federal banking regulators evaluate the record of the financial institution in meeting the credit needs of their communities including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered by all regulatory agencies in evaluating mergers, acquisitions and applications to open a branch or facility. As of the date of its most recent examination report, the Bank had a CRA rating of “Outstanding.”

GLBA permits certain qualified national banks to form “financial subsidiaries”, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential financial activities of subsidiaries of state banks, subject to applicable state law. Maryland law generally permits Maryland state-chartered banks, including the Bank, to engage those activities, directly or through an affiliate, in which a national bank may engage.

Deposit Insurance

The Bank’s deposits are insured through the Deposit Insurance Fund, which is administered by the FDIC, and the Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC. The Bank paid a total of $19,851 in FDIC premiums during 2007. The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006. Under this new law, (i) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation. In addition, the FDIC will be given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. The law also allows “eligible insured depository institutions” to share in a one-time assessment credit pool. The Bank’s portion of the one time credit assessment was $132,329.

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

As of December 31, 2007, the Company and the Bank were deemed to be “well capitalized”. For more information regarding the capital condition of the Company and the Bank, see Item 7 of Part II of this annual report under the caption “Capital”.

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

Because most of our loans are made to customers who reside on Maryland’s upper Eastern Shore, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, we make many real estate secured loans, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. There can be no guarantee that good economic conditions or low interest rates will continue to exist. Moreover, the market values of the real estate securing our loans may deteriorate due to a number of unpredictable factors, which could cause us to lose money in the event a borrower failed to repay a loan and we were forced to foreclose on the property. Additionally, the FRB and the FDIC, along with the other federal banking regulators, issued final guidance on December 6, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of December 31, 2007, we may be subject to further supervisory analysis during future examinations. Although we continuously evaluate our concentration and risk management strategies, we cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

As of December 31, 2007, we had classified 27.89% of our investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (“SFAS 115”) relating to accounting for investments. SFAS 115 requires that the available-for-sale portfolio be “marked to market” and that unrealized gains and losses be reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income. The remaining investment securities are classified as held-to-maturity in accordance with SFAS 115, and are stated at amortized cost.

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

In addition, current banking laws facilitate interstate branching, merger activity among banks, and expanded activities. Since September 1995, certain bank holding companies have been authorized to acquire banks throughout the United States. Since June 1, 1997, certain banks have been permitted to merge with banks organized under the laws of different states. As a result, interstate banking is now an accepted element of competition in the banking industry and the Corporation may be brought into competition with institutions with which it does not presently compete. Moreover, as discussed above, the GLBA revised the BHC Act in 2000 and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC-insured financial institution. These laws may increase the competition we face in our market areas in the future, although management cannot predict the degree to which such competition will impact our financial condition or results of operations.

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

The Sarbanes-Oxley Act of 2002 requires management of publicly-traded companies to perform an annual assessment of their internal control over financial reporting and to report on whether the system is effective as of the end of the Company’s fiscal year. Disclosure of significant deficiencies or material weaknesses in internal controls could cause an unfavorable impact to stockholder value by affecting the market value of our stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Other than for our operating purposes, we do not invest in real estate. We own and operate branches at the following locations:

Location	Type of Office	Square Footage
100 Spring Avenue in Chestertown, Maryland 21620	Main Office	16,000
600 Washington Avenue, Chestertown, Maryland 21620	Branch	3,500
166 North Main Street, Galena, Maryland 21635	Branch	2,000
21337 Rock Hall Avenue, Rock Hall, Maryland 21661	Branch	2,000
31905 River Road, Millington, Maryland 21651	Branch	2,584
1005 Sudlersville Road, Church Hill, Maryland 21623	Branch	2,584
100 Talbot Boulevard, Chestertown, Maryland 21620	Insurance Agency	3,000

We also own properties located off of East Main Street in Sudlersville, Maryland and off of Route 544 in Chestertown, Maryland. We are currently constructing a new branch office at the Sudlersville location, the completion of which is expected in late 2008. The Route 544 property is being held for possible future expansion purposes.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2008, the Company had 629 stockholders of record. There is no established trading market for the shares of common stock of the Company, and transactions are infrequent and privately negotiated by the buyer and seller in each case. Management cannot predict whether any market will develop in the near future. The following table sets forth, to the best knowledge of the Company, the high and low sales prices for the shares of the Company’s common stock, along with the cash dividends paid, for each quarterly period of 2006 and 2007. There may have been sales during these periods of which the Company is not aware. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	2006			2007
	Price Range		Price Range	Price Range		Dividends
	High	Low		High	Low
First Quarter	$60.00	$60.00	$0.39	$76.00	$65.00	$0.41
Second Quarter	60.00	60.00	0.39	78.00	65.00	0.41
Third Quarter	60.00	60.00	0.40	77.00	75.00	0.42
Fourth Quarter	65.00	60.00	0.40	80.00	50.00	0.43

In 2006 and 2007, the Company paid cash dividends to stockholders totaling $1,246,639 and $1,314,674, respectively. Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of

Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal and Maryland law and is generally dependent on the ability of the Bank to declare and pay dividends to the Company. For more information regarding these limitations, see Item 1A of Part I of this annual report under the caption, “The Company’s ability to pay dividends is limited”. There can be no assurance that dividends will be declared in any fiscal quarter.

The transfer agent for the shares of common stock of the Company is:

The Peoples Bank
100 Spring Ave
Chestertown, MD 21620
410-778-3500

The Company and its affiliates (as defined by Exchange Act Rule 10b-18) did not purchase any shares of the Company’s common stock during the three-month period ended December 31, 2007:

The Company has not adopted any compensation plan or arrangement pursuant to which our executive officers may receive shares of the Company’s common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the our consolidated financial statements and related notes and other statistical information included in Item 8 of Part II of this annual report.

Overview

We recorded a 5.25% decrease in net income for 2007 over 2006. Basic net income per share for 2007 was $4.96, compared to $5.22 for 2006, which represents a decrease of 4.98%.

Return on average assets decreased to 1.55% for 2007 from 1.72% for 2006. Return on average stockholders’ equity for 2007 was 14.74%, compared to 16.45% for 2006. Average assets increased to $251,763,657 in 2007, or a 5.02% increase over 2006. Average loans net of loan loss increased 4.64% in 2007 to $214,100,395. During 2007, average deposits increased 0.91% to $160,652,067 when compared to 2006. Average stockholders’ equity increased 5.74% for the year ended December 31, 2007 totaling $26,447,579, compared to 2006.

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

RESULTS OF OPERATIONS

We reported net income of $3,899,495, or $4.96 per share, for the year ended December 31, 2007 which was a decrease of $216,206 or 5.25% from the $4,115,701, or $5.22 per share, that was reported for the year ended December 31, 2006.

Net Interest Income

The primary source of our income is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between our interest-earning assets and our interest-bearing funding sources. The table “Average Balances, Interest, and Yield” that appears below shows our average volume of interest-earning assets and interest-bearing liabilities for 2007 and 2006, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table “Analysis of Changes in Net Interest Income” shows the amount of net interest income change from rate changes and from volume changes.

For the year ended December 31, 2007, net interest income increased $218,442, or 2.07%, to $10,754,678 from $10,536,236 for the year ended December 31, 2006. The increase in net interest income in 2007 was the result of a $1,302,349 increase in interest income offset by a $1,083,907 increase in interest expense. In 2007, deposits grew moderately and our borrowed funds increased with loan demand. Net income increased because the yield earned on loans was higher than the interest we paid for borrowed funds. The yield on interest-earning assets on a fully taxable equivalent basis was 7.08% in 2006 and 7.37% in 2007, with the combined effective rate on deposits and borrowed funds following the same fluctuation by increasing from 3.06% in 2006 to 3.47% in 2007.

The key performance measure for net interest income is the “net margin on interest-earning assets”, or net interest income divided by average interest-earning assets. Our net interest margin for 2007 on a fully taxable equivalent basis was 4.57%, compared to 4.65% for 2006. Management attempts to maintain a net margin on interest-earning assets of 4.50% or higher. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although such expectations are based on management’s judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management’s expectations cannot be assured.

Average Balances, Interest, and Yield

	For the Year Ended				For the Year Ended
	December 31, 2007				December 31, 2006
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$2,331,261	$122,213	5.24%	$1,933,148	$94,711	4.90%
Interest-bearing deposits	173,848	9,826	5.65%	67,643	3,336	4.93%
Investment securities:
U. S. government agency	18,514,279	900,919	4.87%	19,644,968	886,162	4.51%
Other securities	11,992	405	3.38%	-	-	0.00%
FHLB of Atlanta stock	2,841,196	172,182	6.06%	2,503,814	137,785	5.50%
Total investment securities	21,367,467	1,073,506	5.02%	22,148,782	1,023,947	4.62%
Loans:
Commercial	43,148,598	3,880,169	8.99%	41,367,521	3,742,912	9.05%
Real estate	168,030,602	12,029,755	7.16%	160,080,308	10,932,321	6.83%
Consumer	4,799,881	411,913	8.58%	4,997,658	409,452	8.19%
Total loans	215,979,081	16,321,837	7.56%	206,445,487	15,084,685	7.31%
Allowance for loan losses	1,878,686			1,831,252
Total loans, net of allowance	214,100,395	16,321,837	7.62%	204,614,235	15,084,685	7.37%
Total interest-earning assets	237,972,971	17,527,382	7.37%	228,763,808	16,206,679	7.08%
Noninterest-bearing cash	4,780,429			4,603,804
Premises and equipment	5,317,744			3,836,740
Other assets	3,692,513			2,514,753
Total assets	$251,763,657			$239,719,105
Liabilities and Stockholders’ Equity
Interest-bearing deposits
Savings and NOW deposits	$36,517,815	197,973	0.54%	$39,669,113	226,611	0.57%
Money market and supernow	17,054,896	279,370	1.64%	16,904,685	217,950	1.29%
Other time deposits	75,627,295	3,318,208	4.39%	71,165,527	2,717,877	3.82%
Total interest-bearing deposits	129,200,006	3,795,551	2.94%	127,739,325	3,162,438	2.48%
Borrowed funds	62,323,960	2,858,593	4.59%	54,524,752	2,407,799	4.42%
Total interest-bearing liabilities	191,523,966	6,654,144	3.47%	182,264,077	5,570,237	3.06%
Noninterest-bearing deposits	31,452,061			31,471,363
	222,976,027			213,735,440
Other liabilities	2,340,051			971,091
Stockholders’ equity	26,447,579			25,012,574
Total liabilities and
Stockholders’ equity	$251,763,657			$239,719,105
Net interest spread			3.90%			4.02%
Net interest income		$10,873,238			$10,636,442
Net margin on interest-earning assets			4.57%			4.65%

Interest on tax-exempt loans and investments are reported on a fully taxable equivalent basis (a non GAAP financial measure).

Analysis of Changes in Net Interest Income

	Year ended December 31,			Year ended December 31,
	2007 compared with 2006			2006 compared with 2005
	variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume
Earning assets
Federal funds sold	$27,502	$6,978	$20,524	$28,002	$32,487	$(4,485)
Interest-bearing deposits	6,490	552	5,938	776	954	(178)
Investment securities:
U. S. government agency	14,757	67,457	(52,700)	106,980	116,527	(9,547)
FHLB stock	405	203	202	-	-	-
Other	34,397	14,758	19,639	81,674	52,490	29,184
Loans:
Demand and time	137,257	(23,030)	160,287	847,128	498,203	348,925
Mortgage	1,097,434	541,189	556,245	1,380,766	674,849	705,917
Consumer	2,461	19,014	(16,553)	274	11,603	(11,329)
Total interest revenue	1,320,703	627,121	693,582	2,445,600	1,387,113	1,058,487

Interest-bearing liabilities
Savings and NOW deposits	(28,638)	(11,195)	(17,443)	74,146	90,861	(16,715)
Money market and supernow	61,420	59,467	1,953	110,989	125,865	(14,876)
Other time deposits	600,331	422,415	177,916	490,429	358,975	131,454
Other borrowed funds	450,794	95,903	354,891	1,046,476	423,672	622,804
Total interest expense	1,083,907	566,590	517,317	1,722,040	999,373	722,667

Net interest income	$236,796	$60,531	$176,265	$723,560	$387,740	$335,820

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).
The variance that is due both to rate and volume is divided proportionally between the rate and volume variance.

Noninterest Revenue

Noninterest revenue for the 12 months ended December 31, 2007 was $2,444,800, compared to $1,145,791 in 2006. This increase resulted primarily from insurance commissions and increases in service charge income and overdraft checking fees during 2007 when compared to 2006. We acquired the Insurance Subsidiary in 2007, and its insurance commissions earned in 2007 accounted for a substantial portion of the increase in noninterest revenue when compared to 2006. Service charge income and overdraft checking fees increases were the direct result of the increase in volume of deposit accounts that we experienced during 2007. A significant portion of the service charges represented debit card fees, which totaled $183,414 (a 22.63% increase over 2006). These cards are gaining increased acceptance among our customer base.

The following table presents the principal components of noninterest revenue for the years ended December 31, 2007 and 2006:

Noninterest Revenue

	2007	2006
Service charges on deposit accounts	$986,299	$868,805
Insurance commissions	1,171,826	0
Other noninterest revenue	286,675	276,986
Total noninterest revenue	$2,444,800	$1,145,791
Noninterest revenue as a percentage of average total assets	0.97%	0.48%

Noninterest Expense

Noninterest expense for the 12-month period ended December 31, 2007 increased by $1,542,273, or 31.70%, to $6,406,737, from $4,864,464 in 2006. The largest component of this increase was a $1,130,386 (38.55%) increase in compensation and related expenses to $4,062,905 from $2,932,519 in 2006. This increase and the increase in other noninterest expenses resulted primarily from the acquisition of the Insurance Subsidiary in 2007 and the opening a new Bank branch in Church Hill, Maryland.

The following table presents the principal components of noninterest expense for the years ended December 31, 2007 and 2006:

Noninterest Expense

	2007	2006
Compensation and related expenses	$4,062,905	$2,932,519
Occupancy expense	367,453	271,145
Furniture and equipment expense	258,795	201,235
Data processing and correspondent bank costs	583,474	555,153
Director fees	131,957	132,907
Postage	84,986	75,582
Office supplies	79,323	67,461
Professional fees	110,981	107,019
Printing and stationery	41,746	43,712
Public relations and contributions	82,993	76,138
Telephone	38,558	32,717
Regulatory assessments	38,546	39,690
Loan products	33,764	37,463
Advertising	85,578	47,492
Insurance	29,307	27,774
Other	376,371	216,457
Total noninterest expense	$6,406,737	$4,864,464
Noninterest expense as a percentage of average total assets	2.54%	2.03%

Income Taxes

Our effective income tax rate was 37.2% in 2007 and 37.4% in 2006.

Results for the Fourth Quarter of 2007

Net income for the three months ended December 31, 2007 was $614,258, compared to $969,624 for the corresponding period in 2006. Earnings per share for the fourth quarters of 2007 and 2006 were $0.78 and $1.24, respectively. Increases in net interest income and noninterest income for the three months ended December 31, 2007, when compared to the corresponding period in 2006, were offset by increased income taxes, increased noninterest expenses and a substantial provision to the loan loss reserve.

Before provisions for loan losses, the net interest income increase of $24,779, from $2,636,907 for the three months ended December 31, 2006 to $2,661,686 for the three months ended December 31, 2007, was due primarily to loan revenues increasing faster than the cost of increased borrowed funds needed to fund loan demand. Comparing the fourth quarter of 2007 to the fourth quarter of 2006, interest revenue increased $254,843 while interest expense increased $230,064, with $135,538 of the increase related to borrowed funds. The provision for loan losses was increased by $540,000 during the fourth quarter of 2007, compared to no funding in 2006.

Noninterest income for the fourth quarter of 2007 increased $250,948 over the same period of 2006 to $517,575. This increase was due primarily to insurance commissions of $214,847 attributable to the Insurance Subsidiary that was acquired in 2007. Increases in service charges resulted from an increased volume of deposits.

Total noninterest expense increased $364,528 to $1,677,369 for the quarter ended Decermber 31, 2007, from $1,312,841 for the corresponding quarter of 2006. This increase is primarily the result of a $188,344 increase in salaries and employee benefits to $1,020,376 for the fourth quarter of 2007 from $832,032 for the fourth quarter of 2006. Occupancy expense inceased $42,865 to $112,708 for the fourth quarter of 2007 from $69,843 for the same period in 2006. Furniture and equipment expense increased $44,775 to $79,685 for the fourth quarter of 2007 from $34,910 for the same period in 2006. We anticipated these increases due to the opening of a new Bank branch and the acquision of the Insurance Subsidiary.

FINANCIAL CONDITION

Assets

Total assets increased 8.05% to $261,807,762 at December 31, 2007 when compared to assets at December 31, 2006. Average total assets for 2007 were $251,763,657, an increase of 5.02% over 2006. The loan portfolio represented 89.97% of average earning assets in 2007, compared to 89.44% in 2006, and was the primary source of income for the Company.

Funding for loans is provided primarily by core deposits, fed funds, and Federal Home Loan Bank borrowings. Total deposits increased 8.94% to $169,052,249 at December 31, 2007 when compared to 2006.

Composition of Loan Portfolio

Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $214,100,395 and $204,614,235 for 2007 and 2006, respectively, which constituted 89.97% and 89.44% of average interest-earning assets for the respective years. At December 31, 2007, our loan to deposit ratio was 130.39%, compared to 132.79% at December 31, 2006, while the ratio of average loans to average deposits were 133.27 % and 128.52% for

2007 and 2006, respectively. The securities sold under agreements to repurchase function like deposits with the securities providing collateral in place of the FDIC insurance. The Bank also borrows from correspondent banks and the Federal Home Loan Bank to fund loans. Our ratio of average loans to average deposits plus borrowed funds was 96.02% for the year December 31, 2007, compared to 95.73% for the year ended December 31, 2006. We extend loans primarily to customers located in and near Kent, Queen Anne’s and Cecil Counties, Maryland. There are no industry concentrations in our loan portfolio. A substantial portion of our loans are, however, secured by real estate and, accordingly, the real estate market in the region will influence the performance of our loan portfolio.

The following table sets forth the composition of our loan portfolio at December 31, 2007 and 2006:

Composition of Loan Portfolio

	2007		2006
		Percent		Percent
	Amount	of total	Amount	of total
Commercial	$40,822,119	18.34%	$39,301,005	18.92%
Real estate - residential	56,041,357	25.18%	56,578,597	27.24%
Real estate - commercial	105,838,014	47.56%	91,017,077	43.81%
Construction	10,996,273	4.94%	12,046,143	5.80%
Consumer	8,827,512	3.98%	8,790,669	4.23%
Total loans	222,525,275	100.00%	207,733,491	100.00%
Deferred costs, net of deferred fees	229,242		203,949
Allowance for loan losses	(2,328,792)		(1,860,283)
Net loans	$220,425,725		$206,077,157

The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio at December 31, 2007:

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2007
	One year	Over one	Over five
	or less	through five years	years	Total

Commercial	$38,780,590	$1,919,894	$121,635	$40,822,119
Real estate - residential	24,583,571	31,426,592	31,194	56,041,357
Real estate - commercial	54,171,823	51,666,191	0	105,838,014
Construction	8,121,275	2,874,998	0	10,996,273
Consumer	5,478,379	3,208,496	140,637	8,827,512
Total	$131,135,638	$91,096,171	$293,466	$222,525,275

Fixed interest rate	$77,101,184	$86,765,620	$171,831	$164,038,635
Variable interest rate	54,034,454	4,330,551	121,635	58,486,640
Total	$131,135,638	$91,096,171	$293,466	$222,525,275

At December 31, 2007, $58,486,640, or 26.28%, of the total loans were either variable-rate loans or loans written on demand.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financing needs of its customers, we are a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Our exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of the instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. We generally require collateral or other security to support the financial instruments with credit risk. The amount of collateral or other security is determined based on management’s credit evaluation of the counterparty. We evaluate each customer’s creditworthiness on a case-by-case basis.

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

Risk Elements of Loan Portfolio

	For the Years Ended December 31
	2007	2006

Non-Accrual Loans	$2,877,002	$23,201
Accruing Loans Past Due 90 Days or More	2,572,836	399,137

The following table, “Allocation of Allowance for Loan Losses”, shows the specific allowance applied by loan type and also the general allowance included in the allowance for loan losses at December 31, 2007 and 2006:

Allocation of Allowance for Loan Losses

	2007		2006
	Percentage (1)		Percentage (1)
Commercial	$1,189,836	18.34%	$636,001	18.92%
Real estate	919,367	77.68%	910,782	76.85%
Consumer	132,350	3.98%	163,722	4.23%
Unallocated	87,239		149,778
Total	$2,328,792	100.00%	$1,860,283	100.00%

(1)	Percentage of loans in category to total loans

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. The provision for loan loss was $580,000 in 2007, which represents an increase of $340,000 over the $240,000 that was funded in 2006. The fluctuations in the provision for loan losses were due to growth in the overall portfolio, specifically commercial real estate loans, which have a higher level of risk versus the bank’s historically low level of loss. In addition, the Bank was informed during the fourth quarter of 2007 that a large commercial customer was filing for bankruptcy protection. As a result, we added to our reserves in anticipation of potential losses in connection with this customer. The following table shows information about the allowance for loan losses for each of the last two years:

Allowance for Loan Losses

	2007	2006
Balance at beginning of year	$1,860,283	$1,649,420
Loan losses:
Commercial	82,881	4,947
Mortgages	0	15,000
Consumer	31,882	16,214
Total loan losses	114,763	36,161
Recoveries on loans previously charged off
Commercial	0	25
Mortgages	2,271	0
Consumer	1,001	6,999
Total loan recoveries	3,272	7,024
Net loan losses	111,491	29,137
Provision for loan losses charged to expense	580,000	240,000
Balance at end of year	$2,328,792	$1,860,283

Allowance for loan losses to loans outstanding at end of year	1.05%	0.90%

Net charge-offs to average loans	0.05%	0.01%

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

We had nonperforming loans of $5,449,838 and $422,338 at December 31, 2007 and 2006, respectively. Where real estate acquired by foreclosure and held for sale is included with nonperforming loans, the result comprises nonperforming assets. Nonperforming asset totals at December 31, 2007 and 2006 were the same as nonperforming loan totals. Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management considers the nonaccrual loans as of December 31, 2007 to be impaired loans.

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

The following table sets forth the maturities and weighted average yields of the investment portfolio as of December 31, 2007.

	3 Months or Less		Over 3 Months to 1 Year		1 - 5 Years		5-10 Years		Over 10 Years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Held to Maturity:
U.S. government agencies	$1,999,403	3.58%	$3,493,180	4.38%	$7,525,199	4.90%	-	-	-	-
Mortgage backed securities	-	-	-	-	2,803	6.42%	5,566	6.38%	-	-
Total Held to Maturity	$1,999,403	3.58%	$3,493,180	4.38%	$7,528,002	4.89%	$5,566	6.38%	-	-
Available for Sale:
U.S. government agencies	-	-	$1,004,867	4.75%	$3,977,967	4.81%	-	-	-	-
Total Available for Sale	-	-	$1,004,867	4.75%	$3,977,967	4.81%	-	-	-	-

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. The funds invested in federal funds sold also provide liquidity, as do lines of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The aggregate amount available from correspondent banks under all lines of credit at December 31, 2007 was $24,400,000. Additionally, the Bank has a partially funded line of credit from the Federal Home Loan Bank of Atlanta. This line is secured by the Bank’s residential mortgage loan portfolio.

Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 17.84% of average deposits for 2007, compared to 18.06% for 2006.

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

The interest rate sensitivity position at December 31, 2007 is presented in the table “Interest Sensitivity Analysis”. The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. We were liability-sensitive for the first three-month time horizon and asset-sensitive thereafter. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Because all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis

	December 31, 2007
	Within	After three	After one
	Three	but within	but within	After
	Months	twelve months	five years	five years	Total
Assets
Earning assets
Interest-bearing deposits	$77,481	$0	$0	$0	$77,481
Federal funds sold	4,440,438	0	0	0	4,440,438
Investment securities
Available for sale	0	1,006,266	4,031,007	0	5,037,273
Held to maturity	1,999,403	3,493,180	7,528,002	5,566	13,026,151
Other	0	0	0	2,897,600	2,897,600
Loans	85,112,795	46,022,843	91,096,171	293,466	222,525,275
Total earning assets	$91,630,117	$50,522,289	$102,655,180	$3,196,632	$248,004,218
Liabilities
Interest-bearing liabilities
Money market and Supernow	$16,512,974	$0	$0	$0	$16,512,974
Savings and NOW deposits	36,419,455	0	0	0	36,419,455
Certificates $100,000 and over	9,891,977	7,467,871	9,098,275	0	26,458,123
Certificates under $100,000	13,089,108	15,559,322	24,382,523	0	53,030,953
Securities sold under agreements
to repurchase	8,038,584	400,000	602,892	0	9,041,476
Notes payable	9,000,000	13,000,000	31,000,000	192,597	53,192 597
Total interest-bearing liabilities	$92,952,098	$36,427,193	$65,083,690	$192,597	$194,655,578

Period gap	($1,321,981)	$14,095,096	$37,571,490	$3,004,035	$53,348,640
Cumulative gap	(1,321,981)	12,773,115	50,344,605	53,348,640	53,348,640
Ratio of cumulative gap to
total earning assets	(0.53%)	5.15%	20.30%	21.51%	21.51%

In addition to gap analysis, we use simulation models to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital. The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates. When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model. As of December 31, 2007 and 2006, the models produced similar sensitivity profiles for net interest income and the fair value of capital, which are provided below.

Immediate Change in Rates

	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit
2007
% Change in Net Interest Income	4.12%	2.07%	-2.55%	-5.62%	+10%
% Change in Fair Value of Capital	5.89%	2.88%	-3.26%	-6.50%	+20%
2006
% Change in Net Interest Income	3.26%	1.66%	-2.15%	-5.03%	+10%
% Change in Fair Value of Capital	6.79%	3.44%	-3.82%	-8.10%	+20%

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $9,259,889, or 5.08%, to $191,523,966 in 2007, compared to $182,264,077 in 2006. Average interest-bearing deposits increased $1,460,681, or 1.14%, to $129,200,006 in 2007 compared to $127,739,325 in 2006. Correspondingly, average demand deposits decreased $19,302, or 0.06%, to $31,452,061 in 2007 from $31,471,363 in 2006.

  Total deposits at December 31, 2007 were $169,052,249, an increase of 8.94% when compared to deposits of $155,185,584 at December 31, 2006.

The following table sets forth the Company’s deposits by category at December 31, 2007 and 2006:
.
	2007		2006
		Percent of		Percent of
	Amount	Deposits	Amount	deposits
Demand deposit accounts	$36,630,744	21.67%	$29,900,976	19.27%
Savings and NOW accounts	36,419,455	21.54%	37,380,211	24.09%
Money market and Supernow accounts	16,512,974	9.77%	15,969,968	10.29%
Time deposits less than $100,000	53,030,953	31.37%	49,153,441	31.67%
Time deposits of $100,000 or more	26,458,123	15.65%	22,780,988	14.68%
Total deposits	$169,052,249	100.00%	$155,185,584	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits increased $10,189,530 during 2007 primarily due to satisfying our customers’ banking needs and appealing to our competitor’s dissatisfied customers that have resulted from them being acquired by an out of state Bank. In the past, deposits, and particularly core deposits, have been our primary source of funding and had enabled the Company to meet its short-term liquidity needs. Due to increased loan demand, we have borrowed from correspondent banks and the Federal Home Loan Bank of Atlanta to meet liquidity needs. The maturity distribution of our time deposits over $100,000 at December 31, 2007 is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2007
	Within three Months	After three Through six months	After six through 12 Months	After 12 Months	Total
Certificates of Deposit - $100,000 or more	$9,891,977	$1,808,036	$5,659,835	$9,098,275	$26,458,123

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

The average balance of borrowings increased $7,799,208, or 14.30%, in 2007, compared to an increase of $15,424,670, or 39.45%, in 2006. The increase in 2007 over 2006 was due primarily to the fact that deposits increased during 2007 but at approximately half the rate of the increased loan portfolio.

Short-term Borrowings

The following table sets forth our position with respect to short-term borrowings for each of the last two years ended December 31:

	2007		2006
	Amount	Rate	Amount	Rate

At year end:
Federal Home Loan Bank (daily re-price)	$0	0.00%	$0	0.00%
Repurchase Agreements	9,041,476	0.96%	9,513,593	2.85%
Federal Funds Borrowed	0	0.00%	6,060,000	1.60%
	$9,041,476		$15,573,593

Average for the year:
Federal Home Loan Bank (daily re-price)	$0	0.00%	$3,897,288	4.91%
Retail Repurchase Agreements	8,236,694	3.70%	8,376,061	3.46%
Federal Funds Borrowed	1,626,893	5.87%	2,157,036	5.47%

Maximum Month End Balance:
Federal Home Loan Bank (daily re-price)	$0		$7,000,000
Retail Repurchase Agreements	9,123,069		9,513,593
Federal Funds Borrowed	6,900,000		6,060,000

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

The Bank has lines of credit of $19,400,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds with correspondent banks at December 31, 2007.

Capital

Under the capital adequacy guidelines of the FRB and the FDIC, the Company and the Bank are required to maintain minimum capital ratios. These requirements are described above in Item 1 or Part I under “Regulation and Supervision—Capital Requirements”. At December 31, 2007 and 2006, the Company and the Bank were considered “well-capitalized”. The table below compares the capital ratios of the Bank with the regulatory minimums. Because the Company’s only assets in 2007 other than its equity interest in the Bank and insurance agency was a small amount of cash, its capital ratios do not differ materially from those of the Bank.

Analysis of Capital

		Actual Ratios	Actual Ratios
	Required	2007	2006
	Minimums	Bank	Bank
Total risk-based capital ratio	8.0%	13.5%	14.0%
Tier I risk-based capital ratio	4.0%	12.5%	13.0%
Tier I leverage ratio	4.0%	10.7%	11.0%

Accounting Rule Changes

The following are recent accounting pronouncements approved by the Financial Accounting Standards Board (FASB). These Statements will not have any material impact on the financial statement of the Company.

In December 2007, the FASB issued SFAS no. 141 (revised 2007), Business Combinations, SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs and restructuring costs. Additionally, under SFAS No 141(R), changes in deferred tax asset valuation allowances and acquired income uncertainties in a business combination after the measurement period will impact income tax expense. The provisions of this standard are effective beginning January 1, 2009. We do not expect that SFAS No. 141(R) will have a material impact on our consolidated results of operations or financial position.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value and amends SFAS No. 115, to among other things require certain disclosures for amounts for which the fair value option is applied. Additionally, this standard provides that an entity may reclassify held-to-maturity and available-for-sale securities to the trading account, when the fair value option is elected for such securities, without calling into question the intent to hold other securities to maturity in the future. This standard is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or January 1, 2008. SFAS No. 159 permits early adoption as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157. SFAS No. 159 will not have a material impact on our consolidated results of operations or financial position. We do not anticipate measuring assets or liabilities under this standard.

In September 2006, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on issue No.05-4, Accounting for deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangement determining whether the postretirement benefit associated with an endorsement split-dollar life insurance arrangement is effectively settled in accordance with FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (or Opinion 12, Omnibus Opinion-1967, if the arrangement does not constitute a plan). The Task Force concluded that for a split-dollar life insurance arrangement, an employer should recognize a liability for future benefits in accordance with Statement 106 or Opinion 12 (depending on whether a substantive plan is deemed to exist) based on the substantive agreement with the employee. The adoption of EITF Issue No. 06-4, which is effective for fiscal years beginning after December 15, 2007, will not have a material impact on our consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 will not have a material impact on our consolidated results of operations or financial position. The standard will require us to provide additional disclosure as to the ranking of the valuation methods used in deriving fair values.

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
Chestertown, Maryland

We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. and Subsidiaries of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP

Baltimore, Maryland
March 19, 2008

CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2007	2006
ASSETS
Cash and due from banks	$5,399,704	$5,990,866
Federal funds sold	4,440,438	1,474,544
Cash and cash equivalents	9,840,142	7,465,410
Securities available for sale	5,037,273	7,937,008
Securities held to maturity (fair value of $13,198,704
and $10,887,433)	13,026,151	10,928,766
Federal Home Loan Bank stock, at cost	2,897,600	2,533,100
Loans, less allowance for loan losses of $2,328,792
and $1,860,283	220,425,725	206,077,157
Premises and equipment	5,901,649	3,991,077
Goodwill and intangible assets	767,932	-
Accrued interest receivable	1,814,574	1,445,833
Deferred income taxes	1,121,746	918,012
Other assets	974,970	1,008,419
	$261,807,762	$242,304,782

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
Noninterest bearing checking	$36,630,744	$29,900,976
Savings and NOW	36,419,455	37,380,211
Money market and Super NOW	16,512,974	15,969,968
Other time	79,489,076	71,934,429
	169,052,249	155,185,584
Securities sold under repurchase agreements
and federal funds purchased	9,041,476	15,573,593
Federal Home Loan Bank advances	53,000,000	43,700,000
Other borrowings	192,597	-
Accrued interest payable	521,219	469,747
Other liabilities	1,960,427	1,768,702
	233,767,968	216,697,626
Stockholders' equity
Common stock, par value $10 per share; authorized 1,000,000
shares; issued and outstanding 785,512 shares in 2007
and 789,012 shares in 2006	7,855,120	7,890,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	17,997,286	15,632,965
	28,773,272	26,443,951
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	32,967	(16,261)
Unfunded liability for defined benefit plan	(766,445)	(820,534)
	28,039,794	25,607,156
	$261,807,762	$242,304,782

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
	2007	2006

Interest and dividend revenue
Loans, including fees	$16,253,268	$15,031,910
U.S. government agency securities	859,323	845,251
Federal funds sold	122,213	94,711
Other	174,018	134,601
Total interest and dividend revenue	17,408,822	16,106,473

Interest expense
Deposits	3,795,551	3,162,438
Borrowed funds	2,858,593	2,407,799
Total interest expense	6,654,144	5,570,237
Net interest income	10,754,678	10,536,236

Provision for loan losses	580,000	240,000
Net interest income after provision for loan losses	10,174,678	10,296,236

Noninterest revenue
Service charges on deposit accounts	986,299	868,805
Insurance commissions	1,171,826	-
Other noninterest revenue	286,675	276,986
Total noninterest revenue	2,444,800	1,145,791

Noninterest expense
Salaries	3,053,372	2,111,881
Employee benefits	1,009,533	820,638
Occupancy	367,453	271,145
Furniture and equipment	258,795	201,235
Other operating	1,717,584	1,459,565
Total noninterest expense	6,406,737	4,864,464

Income before income taxes	6,212,741	6,577,563

Income taxes	2,313,246	2,461,862

Net income	$3,899,495	$4,115,701

Earnings per common share - basic and diluted	$4.96	$5.22

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007 and 2006

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2005	789,012	$7,890,120	$2,920,866	$12,763,903	$(6,668)

Net income	-	-	-	4,115,701	-	$4,115,701
Unrealized loss on investment
securities available for sale net
of income taxes of $6,036	-	-	-	-	(9,593)	(9,593)
Comprehensive income						$4,106,108
Recognition of underfunded status
of defined benefit plan net of
income taxes of $516,276	-	-	-	-	(820,534)
Cash dividend, $1.58 per share	-	-	-	(1,246,639)	-

Balance, December 31, 2006	789,012	7,890,120	2,920,866	15,632,965	(836,795)

Net income	-	-	-	3,899,495	-	$3,899,495
Change in underfunded status
of defined benefit plan net of
income taxes of $17,020	-	-	-	-	54,089	54,089
Unrealized gain on investment
securities available for sale net
of income taxes of $31,718	-	-	-	-	49,228	49,228
Comprehensive income						$4,002,812
Repurchase of stock	(3,500)	(35,000)	-	(220,500)	-
Cash dividend, $1.67 per share	-	-	-	(1,314,674)	-

Balance, December 31, 2007	785,512	$7,855,120	$2,920,866	$17,997,286	$(733,478)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2007	2006

Cash flows from operating activities
Interest received	$16,961,337	$15,757,125
Fees and commissions received	2,444,801	1,145,792
Interest paid	(6,602,672)	(5,420,477)
Cash paid to suppliers and employees	(5,775,379)	(4,863,483)
Income taxes paid	(2,565,718)	(2,653,453)
	4,462,369	3,965,504
Cash flows from investing activities
Proceeds from maturities and calls of investment securities
Held to maturity	1,002,269	3,001,687
Available for sale	3,000,000	3,500,000
Purchase of investment securities
Held to maturity	(3,065,521)	(2,007,773)
Available for sale	-	(3,425,525)
Purchase of Federal Home Loan Bank stock	(364,500)	(250,700)
Loans made, net of principal collected	(14,903,275)	(3,046,932)
Purchase of premises, equipment, and software	(1,657,783)	(380,374)
Acquisition of insurance agency, net	(884,634)	-
	(16,873,444)	(2,609,617)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	7,554,647	1,917,108
Other deposits	6,312,018	(10,692,894)
Securities sold under repurchase agreements and
federal funds purchased	(6,532,117)	6,322,353
Federal Home Loan Bank advances	29,000,000	15,000,000
Repayment of Federal Home Loan Bank advances	(19,700,000)	(12,000,000)
Repayments of other borrowings	(278,567)	-
Dividends paid	(1,314,674)	(1,246,639)
Repurchase of stock	(255,500)	-
	14,785,807	(700,072)

Net increase in cash and cash equivalents	2,374,732	655,815

Cash and cash equivalents at beginning of year	7,465,410	6,809,595

Cash and cash equivalents at end of year	$9,840,142	$7,465,410

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	YEARS ENDED DECEMBER 31,
	2007	2006

Reconciliation of net income to net cash provided by
operating activities
Net income	$3,899,495	$4,115,701

Adjustments to reconcile net income to net cash provided by
operating activities
Amortization of premiums and accretion of discounts	(53,453)	(45,297)
Provision for loan losses	580,000	240,000
Depreciation and software amortization	243,481	208,399
Amortization of intangible assets	55,000	-
Deferred income taxes	(252,472)	(90,804)
Decrease (increase) in
Accrued interest receivable	(368,741)	(177,456)
Other assets	233,679	(249,476)
Increase (decrease) in
Deferred origination fees and costs, net	(25,293)	(126,596)
Income taxes payable, net of refunds	-	(100,786)
Accrued interest payable	51,472	149,760
Other liabilities	99,201	42,059
	$4,462,369	$3,965,504

Supplemental disclosure regarding insurance agency acquisition
Fair value of assets acquired	$696,499	$-
Fair value of liabilities assumed	(634,797)	-
Purchase price in excess of net assets acquired	822,932	-
Net cash paid for insurance agency acquisition	$884,634	$-

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

Principles of consolidation
Peoples Bancorp, Inc. and its subsidiaries, The Peoples Bank, a Maryland commercial bank ("the Bank") and Fleetwood, Athey, MacBeth & McCown, Inc. a Maryland insurance agency (the "Insurance Subsidiary"), operate primarily in the Maryland counties of Kent and Queen Anne’s. The consolidated financial statements include the accounts of the Company, the Bank, and the Insurance Subsidiary. Intercompany balances and transactions have been eliminated. References in these notes to the Company are intended to mean Peoples Bancorp, Inc. and, as the context requires, the Bank and the Insurance Subsidiary.

Nature of business
The Bank, which maintains a Main office and five branches, offers deposit services and loans to individuals, small businesses, associations, and government entities. Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders, travelers cheques, and on-line banking with bill payment service. The Bank also offers credit card services and discount brokerage services through a correspondent.

The Insurance Subsidiary operates from one location in Kent County and provides a full range of insurance products to businesses and consumers. Product lines include property, casualty, life, marine, long-term care and health insurance.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These estimates and assumptions may affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (Continued)

Cash and cash equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Investment securities
As securities are purchased, management determines if the securities should be classified as held to maturity or available for sale. Securities which management has the intent and ability to hold to maturity are classified as held to maturity and recorded at amortized cost, which is cost adjusted for amortization of premiums and accretion of discounts to maturity, or over the expected life in the case of mortgage-backed securities. Amortization and accretion are recorded using the interest method. Securities which may be sold before maturity are classified as available for sale and carried at fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Gains and losses on the sale of securities are determined using the specific identification method.

Loans and allowance for loan losses
Loans are stated at their outstanding unpaid principal balance adjusted for deferred origination costs, deferred origination fees, and the allowance for loan losses.

Interest on loans is accrued based on the principal amounts outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. The accrual of interest is discontinued when any portion of the principal or interest is ninety days past due and collateral is insufficient to discharge the debt in full. When the accrual of interest is discontinued, loans are reviewed for impairment. Past due status is based on contractual terms of the loan. All interest accrued but not collected for loans that are placed on nonaccrual status is reversed against interest revenue.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard, or special mention. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management's estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies (Continued)

Premises and equipment

Premises and equipment are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over estimated useful lives of three to ten years for furniture and equipment and ten to forty years for premises.

Goodwill and intangible assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights or because the asset is capable of being sold or exchanged either on its own or in combination with a related contract, asset or liability. Goodwill is not ratably amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets that have finite lives are amortized over their estimated useful lives and are also subject to impairment testing. The Company’s intangible assets have finite lives and are amortized on a straight-line basis over periods not exceeding 10 years.

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

Per share data

Earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding were 786,950 and 789,012 for 2007 and 2006, respectively. There are no dilutive shares.

2. Cash and Due From Banks

The Company normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $5,421,260 for 2007 and $4,861,158 for 2006.

Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Company's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	cost	gains	losses	value
Available for sale
U. S. government agency	$4,982,834	$54,439	$-	$5,037,273

Held to maturity
U. S. government agency	$13,017,782	$180,370	$7,808	$13,190,344
Mortgage-backed securities	8,369	7	16	8,360
	$13,026,151	$180,377	$7,824	$13,198,704

December 31, 2006
Available for sale
U. S. government agency	$7,963,514	$3,466	$29,972	$7,937,008

Held to maturity
U. S. government agency	$10,918,105	$46,127	$87,510	$10,876,722
Mortgage-backed securities	10,661	50	-	10,711
	$10,928,766	$46,177	$87,510	$10,887,433

Contractual maturities and the amount of pledged securities are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
December 31, 2007	cost	value	cost	value
Maturing
Within one year	$1,004,867	$1,006,266	$5,492,583	$5,495,088
Over one to five years	3,977,967	4,031,007	7,525,199	7,695,256
Mortgage-backed securities	-	-	8,369	8,360
	$4,982,834	$5,037,273	$13,026,151	$13,198,704

Pledged securities	$2,254,626	$2,279,019	$6,726,475	$6,808,743

December 31, 2006
Maturing
Within one year	$2,980,724	$2,968,600	$999,709	$996,400
Over one to five years	4,982,790	4,968,408	9,918,396	9,880,322
Mortgage-backed securities	-	-	10,661	10,711
	$7,963,514	$7,937,008	$10,928,766	$10,887,433

Pledged securities	$3,250,142	$3,236,853	$5,738,744	$5,690,976

Investments are pledged to secure the deposits of federal and local governments and as collateral on repurchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investment Securities (Continued)

Securities in a continuous unrealized loss position at December 31, 2007, are as follows:

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value
U.S. government agency	$16	$2,787	$7,808	$3,491,084	$7,824	$3,493,871

All unrealized losses on securities as of December 31, 2007, are considered to be temporary losses. Each security will be redeemed at face value at, or prior to, maturity. In most cases, the temporary impairment in value is caused by market interest rate fluctuations.

4. Loans and Allowance for Loan Losses

Major classifications of loans as of December 31, are as follows:

	2007	2006
Real estate
Residential	$56,041,357	$56,578,597
Commercial	105,838,014	91,017,077
Construction	10,996,273	12,046,143
Commercial	40,822,119	39,301,005
Consumer	8,827,512	8,790,669
	222,525,275	207,733,491
Deferred costs, net of deferred fees	229,242	203,949
Allowance for loan losses	(2,328,792)	(1,860,283)
	$220,425,725	$206,077,157

The rate repricing and maturity distribution of the loan portfolio is as follows:

Within ninety days	$85,112,795	$69,467,493
Over ninety days to one year	46,022,843	42,145,950
Over one year to five years	91,096,171	95,519,704
Over five years	293,466	600,344
	$222,525,275	$207,733,491

Transactions in the allowance for loan losses were as follows:

Beginning balance	$1,860,283	$1,649,420
Provision charged to operations	580,000	240,000
Recoveries	3,272	7,024
	2,443,555	1,896,444
Loans charged off	114,763	36,161
Ending balance	$2,328,792	$1,860,283

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Loans and Allowance for Loan Losses (Continued)

Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at December 31, are as follows. Management considers its nonaccrual loans to be impaired loans.

	2007	2006
Nonaccrual loan balances	$2,877,002	$23,201
Interest not accrued	63,999	1,479

Amounts past due 90 days or more at December 31, still accruing interest, are as follows:

Demand and time	$396,003	$186,110
Mortgage	2,162,829	213,027
Installment	14,004	-
	$2,572,836	$399,137
Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, are as follows:

Check loan lines of credit	$1,569,366	$1,198,646
Mortgage lines of credit	12,096,030	14,303,546
Other lines of credit	11,037,113	13,928,982
Undisbursed construction loan commitments	1,253,806	2,394,925
	$25,956,315	$31,826,099

Standby letters of credit	$4,636,444	$5,162,739

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

The Company lends to customers located primarily in and near Kent County, Queen Anne’s County, and Cecil County, Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Premises and Equipment

A summary of premises and equipment and related depreciation expense as of December 31, is as follows:

	2007	2006
Land	$2,432,279	$1,564,665
Premises	4,289,137	3,340,768
Furniture and equipment	2,441,325	2,049,113
	9,162,741	6,954,546
Accumulated depreciation	3,261,092	2,963,469
Net premises and equipment	$5,901,649	$3,991,077

Depreciation expense	$237,211	$202,128

Computer software included in other assets and the related amortization are as follows:

Cost	$69,284	$69,284
Accumulated amortization	66,149	59,879
Net computer software	$3,135	$9,405

Amortization expense	$6,270	$6,271

The Company has signed agreements with contractors for construction of a new branch in Sudlersville, Maryland. Remaining payments to the contractors under the agreements totaled $582,998 as of December 31, 2007.

6. Other Time Deposits

Maturities of other time deposits as of December 31, are as follows:

	2007	2006
Within one year	$46,008,278	$26,090,086
Over one to two years	3,184,647	16,006,535
Over two to three years	7,798,720	3,531,238
Over three to four years	15,060,021	8,657,990
Over four to five years	7,437,410	17,630,679
Over five years	-	17,901
	$79,489,076	$71,934,429

Included in other time deposits are certificates of deposit in amounts of $100,000 or more of $26,458,123 and $22,780,988, as of December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements represent borrowings from customers. The government agency securities that are the collateral for these agreements are owned by the Company and maintained in the custody of a nonaffiliated bank. Additional information is as follows:

	2007	2006
Maximum month-end amount outstanding	$9,123,069	$9,513,593
Average amount outstanding	8,245,549	8,376,061
Average rate paid during the year	3.70%	3.46%
Investment securities underlying agreements at year-end
Book value	6,173,970	6,113,792
Estimated fair value	6,097,162	6,070,972

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Notes Payable and Lines of Credit

The Company may borrow up to approximately 30% of total assets from the Federal Home Loan Bank (the "FHLB") through any combination of notes or line of credit advances. Both the notes payable and the line of credit are secured by a floating lien on all of the Company’s real estate mortgage loans. The Company was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

The Company’s borrowings from the FHLB as of December 31, 2007 and 2006, are summarized as follows:

Maturity	Interest	2007	2006
date	rate	Balance	Balance
August 2, 2017	4.34%	$5,000,000	$-
January 26, 2017	4.36%	5,000,000	-
March 10, 2015	3.44%	-	2,000,000
March 9, 2012	4.29%	2,000,000	-
June 22, 2010	5.59%	1,000,000	-
April 2, 2010	5.02%	2,000,000	-
March 22, 2010	4.04%	2,000,000	-
January 25, 2010	5.29%	2,000,000	-
December 2, 2009	5.08%	5,000,000	5,000,000
October 22, 2009	4.53%	2,000,000	-
November 2, 2009	variable	-	5,000,000
September 25, 2009	5.48%	1,000,000	-
August 25, 2009	5.48%	1,000,000	-
July 22, 2009	5.55%	1,000,000	-
June 8, 2009	5.05%	1,000,000	1,000,000
May 18, 2009	5.28%	1,000,000	1,000,000
April 6, 2009	5.11%	2,000,000	-
March 17, 2009	5.28%	2,000,000	2,000,000
January 26, 2009	5.36%	2,000,000	-
January 16, 2009	5.28%	1,000,000	1,000,000
December 5, 2008	4.90%	3,000,000	3,000,000
October 21, 2008	4.37%	2,000,000	2,000,000
September 22, 2008	5.50%	1,000,000	-
August 18, 2008	5.28%	1,000,000	1,000,000
July 25, 2008	5.61%	1,000,000	1,000,000
June 20, 2008	4.37%	2,000,000	2,000,000
April 11, 2008	4.36%	3,000,000	3,000,000
March 10, 2008	4.24%	2,000,000	2,000,000
December 20, 2007	4.32%	-	2,000,000
October 22, 2007	4.17%	-	1,700,000
September 10, 2007	4.14%	-	2,000,000
June 25, 2007	4.16%	-	2,000,000
April 5, 2007	4.32%	-	2,000,000
April 2, 2007	4.35%	-	2,000,000
January 25, 2007	variable	-	1,000,000
		$53,000,000	$43,700,000

The outstanding advances require interest payments monthly or quarterly with principle due at maturity.

In addition to the line from the FHLB, the Company has lines of credit of $19,400,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds at December 31, 2007. As of December 31, 2007, the Company had no borrowings under these federal funds lines of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Income Taxes

The components of income tax expense are as follows:

	2007	2006
Current
Federal	$2,156,068	$2,158,555
State	409,650	394,111
	2,565,718	2,552,666
Deferred	(252,472)	(90,804)
	$2,313,246	$2,461,862

The components of the deferred income tax expense are as follows:

Provision for loan losses and bad debts	$(202,479)	$(81,435)
Prepaid pension costs	(22,107)	(19,810)
Depreciation and amortization	8,772	(1,021)
Discount accretion	7,707	25,221
Nonaccrual interest	(24,673)	9,957
Deferred compensation	(19,692)	(23,716)
	$(252,472)	$(90,804)

The components of the net deferred income tax asset are as follows:

Deferred income tax assets
Allowance for loan losses and bad debt reserve	$791,938	$589,459
Deferred compensation	169,832	150,140
Pension liability	349,775	344,687
Nonaccrual interest	25,244	571
Unrealized loss on investment securities available for sale	-	10,244
	1,336,789	1,095,101
Deferred income tax liabilities
Depreciation and amortization	151,204	142,432
Discount accretion	42,364	34,657
Unrealized gain on investment securities available for sale	21,475	-
	215,043	177,089
Net deferred income tax asset	$1,121,746	$918,012

A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:

Tax at statutory federal income tax rate	34.0%	34.0%
Tax effect of
Tax-exempt income	(0.5)	(0.5)
State income taxes, net of federal benefit	3.8	3.8
Change in State income tax rate	(0.2)	-
Other, net	0.1	0.1
	37.2%	37.4%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Profit Sharing Plan

The Company has a profit sharing plan qualifying under section 401(k) of the Internal Revenue Code that covers all employees with one year of service who have attained age 21. The Company matches 15% of employee contributions to the Plan, up to a maximum of 2% of pay. The Company may make discretionary contributions to the Plan in amounts approved by the Board of Directors. The Company’s contributions to the plan, included in employee benefits expense for 2007 and 2006, were $55,895 and $54,352, respectively.

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

The following table sets forth the financial status of the plan at December 31:

	2007	2006
Change in plan assets
Fair value of plan assets at beginning of year	$1,876,004	$1,632,084
Actual return on plan assets	98,014	71,702
Employer contribution	185,000	191,500
Benefits paid	(80,579)	(19,282)
Fair value of plan assets at end of year	2,078,439	1,876,004
Change in benefit obligation
Benefit obligation at beginning of year	2,768,513	2,533,301
Service cost	150,062	141,367
Interest cost	170,242	157,824
Benefits paid	(80,579)	(19,282)
Actuarial loss (gain)	(43,058)	(44,697)
Benefit obligation at end of year	2,965,180	2,768,513
Funded status	$(886,741)	$(892,509)

Assets and liabilities recognized in the consolidated
balance sheets were:
Other assets	$378,960	$444,301
Other liabilities	(1,265,701)	(1,336,810)
	$(886,741)	$(892,509)
Amounts recognized in accumulated other comprehensive
income (AOCI) were:
Net loss	$1,271,214	$1,343,700
Net prior service cost	(5,513)	(6,890)
Pre-tax adjustment to AOCI	1,265,701	1,336,810
Income taxes	(499,256)	(516,276)
Net adjustment to AOCI	$766,445	$820,534

Accumulated benefit obligation	$1,830,350	$1,638,250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Pension (Continued)

Net pension expense includes the following components:

	2007	2006
Service cost	$150,062	$141,367
Interest cost	170,242	157,824
Expected return on assets	(118,935)	(105,101)
Amortization of transition asset	-	(5,489)
Amortization of prior service cost	(1,377)	(1,377)
Amortization of loss	50,350	55,571
Net pension expense	$250,342	$242,795

Assumptions used in the accounting for net pension expense were:

Discount rates	6.25%	6.25%
Rate of increase in compensation level	5.00%	5.00%
Long-term rate of return on assets	6.25%	6.25%

The Company intends to contribute approximately $415,747 to the Plan in 2008.

Benefits expected to be paid from the Plan are as follows:

Year	Amount
2008	$49,327
2009	52,491
2010	57,225
2011	57,225
2012	73,631
2013-2017	608,689

The long-term rate of return on assets assumption considers the current earnings on assets of the Plan as well as the effects of asset diversification. The Plan's investment strategy is to earn a reasonable return while safeguarding the benefits promised to employees. All assets of the Plan are invested in deposit accounts at the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Other Operating Expenses

Other operating expenses consist of the following:

	2007	2006
Data processing and correspondent fees	$583,474	$555,153
Directors' fees	131,957	132,907
Professional fees	110,981	107,019
Advertising	85,578	47,492
Postage	84,986	75,582
Public relations and contributions	82,993	76,138
Office supplies	79,323	67,461
Printing and stationery	41,746	43,712
Telephone	38,558	32,717
Regulatory assessments	38,546	39,690
Loan product costs	33,764	37,463
Insurance	29,307	27,774
Other	376,371	216,457
	$1,717,584	$1,459,565

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

A summary of these loans is as follows:

	2007	2006
Beginning loan balances	$6,667,226	$6,349,417
Advances	2,870,397	2,553,900
Repayments	(3,640,766)	(2,414,738)
Change in related parties	(1,330,400)	178,647
Ending loan balances	$4,566,457	$6,667,226

In addition to the outstanding balances listed above, the officers and directors and their related interests have $3,639,721 in unused loans committed but not funded as of December 31, 2007.

A director of Peoples Bancorp, Inc. and the Bank is a partner in a law firm that provides services to the Company. Payments of $10,875 and $10,000 were made to that firm during 2007 and 2006, respectively.

Deposits from senior officers and directors and their related interests were $2,471,646 at December 31, 2007 and $2,636,525 at December 31, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Capital Standards

The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The table below sets forth the capital ratios of the Bank as of December 31, 2007 and 2006. Because the Company's only asset other than its equity interest in the Bank and Insurance Agency is a small amount of cash, its capital ratios do not differ materially from those of the Bank.

			Minimum		To be well
	Actual		capital adequacy		capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2007
Total capital (to risk-weighted assets)	$29,707	13.5%	$17,553	8.0%	$21,941	10.0%
Tier 1 capital (to risk-weighted assets)	$27,378	12.5%	$8,776	4.0%	$13,164	6.0%
Tier 1 capital (to average fourth quarter assets)	$27,378	10.7%	$10,280	4.0%	$12,850	5.0%

December 31, 2006
Total capital (to risk-weighted assets)	$27,984	14.0%	$16,053	8.0%	$20,067	10.0%
Tier 1 capital (to risk-weighted assets)	$26,124	13.0%	$8,027	4.0%	$12,040	6.0%
Tier 1 capital (to average fourth quarter assets)	$26,124	11.0%	$9,547	4.0%	$11,934	5.0%

Tier 1 capital consists of common stock, additional paid in capital, and undivided profits. Total capital includes a limited amount of the allowance for loan losses. In calculating risk-weighted assets, specified risk percentages are applied to each category of asset and off-balance sheet items.

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

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Financial assets
Cash and due from banks	$5,399,704	$5,399,704	$5,990,866	$5,990,866
Federal funds sold	4,440,438	4,440,438	1,474,544	1,474,544
Investment securities (total)	18,063,424	18,235,977	18,865,774	18,824,441
Federal Home Loan Bank stock	2,897,600	2,897,600	2,533,100	2,533,100
Loans, net	220,425,725	220,196,736	206,077,157	204,882,489
Accrued interest receivable	1,814,574	1,814,574	1,445,833	1,445,833

Financial liabilities
Noninterest-bearing deposits	$36,630,744	$36,630,744	$29,900,976	$29,900,976
Interest-bearing deposits
and overnight borrowings	141,462,981	142,683,606	140,858,201	141,583,331
Federal Home Loan
Bank advances	53,000,000	53,129,166	43,700,000	37,442,331
Accrued interest payable	521,219	521,219	469,747	469,747

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Parent Company Financial Information

The balance sheets, statements of income, and statements of cash flows for Peoples Bancorp, Inc. (Parent Only) follow:

	December 31,
Balance Sheets	2007	2006
Assets
Cash	$312,174	$305,244
Investment in bank subsidiary	26,644,994	25,287,132
Investment in insurance agency subsidiary	1,091,018	-
Income tax refund receivable	3,172	7,850
Acquisition costs	-	19,585
Total assets	$28,051,358	$25,619,811

Liabilities and Stockholders' Equity

Other liabilities	$11,564	$12,655
Stockholders' equity
Common stock	7,855,120	7,890,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	17,997,286	15,632,965
Accumulated other comprehensive income	(733,478)	(836,795)
Total stockholders' equity	28,039,794	25,607,156
Total liabilities and stockholders' equity	$28,051,358	$25,619,811

	Years Ended December 31,
Statements of Income	2007	2006

Interest revenue	$10,950	$10,601
Dividends from bank subsidiary	2,580,175	1,276,639
Equity in undistributed income of insurance agency subsidiary	70,932	-
Equity in undistributed income of bank subsidiary	1,254,546	2,854,300
	3,916,603	4,141,540
Expenses
Professional fees	17,250	30,395
Other	3,030	3,294
	20,280	33,689

Income before income taxes	3,896,323	4,107,851
Income tax expense (benefit)	(3,172)	(7,850)
Net income	$3,899,495	$4,115,701

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Parent Company Financial Information (Continued)

	Years Ended December 31,
Statements of Cash Flows	2007	2006
Cash flows from operating activities
Interest and dividends received	$2,591,125	$1,287,240
Income taxes refunded (paid)	7,850	6,490
Cash paid for operating expenses	(21,371)	(30,886)
	2,577,604	1,262,844
Cash flows from investing activities
Acquisition of insurance agency	(1,000,500)	(19,585)

Cash flows from financing activities
Dividends paid	(1,314,674)	(1,246,639)
Repurchase of stock	(255,500)	-
	(1,570,174)	(1,246,639)

Net increase (decrease) in cash	6,930	(3,380)
Cash at beginning of year	305,244	308,624
Cash at end of year	$312,174	$305,244

Reconciliation of net income to net cash
provided by operating activities
Net income	$3,899,495	$4,115,701
Adjustments to reconcile net income to net cash
provided by operating activities
Undistributed net income of subsidiaries	(1,325,478)	(2,854,300)
Increase (decrease) in other liabilities	(1,091)	2,803
(Increase) decrease in income tax refund receivable	4,678	(1,360)
	$2,577,604	$1,262,844

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Results of Operations (Unaudited)

	Three Months Ended
(in thousands)	December 31,	September 30,	June 30,	March 31,
	except per share information
2007
Interest revenue	$4,395	$4,434	$4,339	$4,241
Interest expense	1,733	1,719	1,637	1,565
Net interest income	2,662	2,715	2,702	2,676
Provision for loan losses	540	10	30	-
Net income	614	1,081	1,004	1,200
Comprehensive income	689	1,119	990	1,205

Earnings per share	$0.78	$1.37	$1.27	$1.52

2006
Interest revenue	$4,139	$4,093	$4,009	$3,865
Interest expense	1,502	1,438	1,356	1,274
Net interest income	2,637	2,655	2,653	2,591
Provision for loan losses	-	-	120	120
Net income	970	1,106	996	1,044
Comprehensive income	972	1,171	946	1,017

Earnings per share	$1.24	$1.40	$1.26	$1.32

18. Insurance Agency Acquisition

On January 2, 2007, Peoples Bancorp, Inc. purchased all of the outstanding stock of the Insurance Subsidiary, which is now a wholly-owned subsidiary of Peoples Bancorp, Inc. In connection with the acquisition, the seller of the Insurance Agency agreed to serve as a consultant of the Insurance Subsidiary for two years.

The purchase price of approximately $1,000,000 was paid in cash. The Company recorded approximately $273,000 of goodwill and approximately $550,000 of other intangible assets as a result of the acquisition. The goodwill will not be amortized for financial statement purposes but will be reviewed annually for impairment. The intangible assets will be amortized over 10 years for financial statement purposes. The goodwill and intangible assets will be amortized over 15 years for income tax purposes.

The consolidated financial statements include the results of operations of the Insurance Subsidiary since the date of purchase.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Segment Reporting

The Company operates two primary businesses: community banking and insurance products and services. Through the community banking business, the Company provides services to consumers and small businesses on the upper Eastern Shore of Maryland through its six branches. Community banking activities include serving the deposit needs of small business and individual consumers by providing banking products and services to fit their needs. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, accounts receivable financing arrangements, and merchant card services.

Through the insurance products and services business, the Company provides a full range of insurance products and services to businesses and consumers in the Company’s market areas. Products include property and casualty, life, marine, individual health and long-term care insurance.

Selected financial information by line of business for the year ended December 31 2007, is included in the following table:

		Insurance
		products
	Community	and	Intersegment	Consolidated
2007	banking	services	transactions	total

Net interest income	$10,768,015	$(13,337)	$-	$10,754,678
Losses	(580,000)	-	-	(580,000)

Net interest income after provision	10,188,015	(13,337)	-	10,174,678

Noninterest revenue	1,259,672	1,185,128	-	2,444,800
Noninterest expense	(5,352,156)	(1,054,581)	-	(6,406,737)

Income before income taxes	6,095,531	117,210	-	6,212,741
Income taxes	(2,266,968)	(46,278)	-	(2,313,246)

Net income	$3,828,563	$70,932	$-	$3,899,495

Average assets	$250,961,612	$970,250	$(168,205)	$251,763,657

The Company operated one primary business prior to 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act with the Securities and Exchange Commission, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer, who also serves as the Company’s Chief Financial Officer (“CEO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2007 was carried out under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2007. Management’s report on the Company’s internal control over financial reporting is included on the following page.

Management’s Report on Internal Control Over Financial Reporting

Management of Peoples Bancorp, Inc. (the “Company”) is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on the best estimates and judgments of management.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. This internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the Company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatement due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based upon criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting is effective.

March 26, 2008

/s/ Thomas G. Stevenson

Thomas G. Stevenson,
President, Chief Executive Officer, and
Chief Financial Officer

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

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2008 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1), (2) and (c). Financial statements and schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2007 and 2006

Consolidated Statements of Income for the years Ended December 31, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years Ended December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the years Ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements for the years ended December 31, 2007 and 2006

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

PEOPLES BANCORP, INC.

Date: March 26, 2008	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2008	By:	/s/ E. Jean Anthony
E. Jean Anthony, Director

Date: March 26, 2008	By:	/s/ Robert W. Clark, Jr.
Robert W. Clark, Jr., Director

Date: March 26, 2008	By:	/s/ LaMonte E. Cooke
LaMonte E. Cooke, Director

Date: March 26, 2008	By:	/s/ Gary B. Fellows
Gary B. Fellows, Director

Date: March 26, 2008	By:	/s/ Herman E. Hill, Jr.
Herman E. Hill, Jr., Director

Date: March 26, 2008	By:	/s/ Patricia Joan Ozman Horsey
Patricia Joan Ozman Horsey, Director

Date: March 26, 2008	By:
P. Patrick McCleary, Director

Date: March 26, 2008	By:	/s/ Alexander P. Rasin, III
Alexander P. Rasin, III, Director

Date: March 26, 2008	By:	/s/ Stefan R. Skipp
Stefan R. Skipp, Director

Date: March 26, 2008	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson, President, CEO,
CFO and Director

Date: March 26, 2008	By:	/s/ Elizabeth A. Strong
Elizabeth A. Strong, Director

Date: March 26, 2008	By:	/s/ William G. Wheatley
William G. Wheatley, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)

3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)

21	Subsidiaries of the Company (filed herewith)

31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications of the CEO/ CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)