Form 10-Q
period 2008-03-31
PEOPLES BANCORP INC/MD
filed 2008-05-14
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 785,512 shares of common stock issued and outstanding as of May 1, 2008

PEOPLES BANCORP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Cash and due from banks	$6,426,286	$5,399,704
Federal funds sold	5,156,667	4,440,438
Cash and cash equivalents	11,582,953	9,840,142
Securities available for sale	5,107,041	5,037,273
Securities held to maturity (approximate fair value of $12,424,961 and $13,198,704)	12,026,403	13,026,151
Federal Home Loan Bank stock, at cost	2,764,000	2,897,600
Loans, less allowance for loan losses of $2,430,367 and $2,328,792	216,722,559	220,425,725
Premises and equipment	6,022,790	5,901,649
Goodwill and intangible assets	754,182	767,932
Accrued interest receivable	1,465,624	1,814,574
Deferred income taxes	1,095,252	1,121,746
Other assets	494,223	974,970
Total Assets	$258,035,027	$261,807,762

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$34,692,989	$36,630,744
Interest-bearing	132,383,247	132,421,505
	167,076,236	169,052,249
Securities sold under repurchase agreements and federal funds purchased	8,658,191	9,041,476
Federal Home Loan Bank advances	51,000,000	53,000,000
Other borrowings	184,175	192,597
Accrued interest payable	492,048	521,219
Other liabilities	1,969,096	1,960,427
	229,379,746	233,767,968
Stockholders' equity
Common stock, par value $10 per share, 1,000,000 shares authorized: issued and outstanding 785,512 shares at March 31, 2008 and December 31, 2007	7,855,120	7,855,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	18,569,473	17,997,286
	29,345,459	28,773,272
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available for sales securities	76,267	32,967
Unfunded liability of defined benefit plan	(766,445)	(766,445)
	28,655,281	28,039,794
Total Liabilities and Stockholders’ Equity	$258,035,027	$261,807,762

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	For the three months ended March 31,
	2008	2007
Interest and dividend revenue
Loans, including fees	$3,857,843	$3,958,196
U. S. government agency securities	205,232	216,896
Deposits in other banks	8,882	4,888
Federal funds sold	49,259	23,248
Equity securities	43,821	37,797
Total interest and dividend revenue	4,165,037	4,241,025

Interest expense
Deposits	958,605	885,817
Borrowed funds	691,488	678,882
Total interest expense	1,650,093	1,564,699

Net interest income	2,514,944	2,676,326

Provision for loan losses	120,000	-
Net interest income after provision for loan losses	2,394,944	2,676,326

Noninterest revenue
Service charges on deposit accounts	234,075	219,778
Insurance commissions	441,143	400,285
Other noninterest revenue	96,823	82,746
Total noninterest revenue	772,041	702,809

Noninterest expenses
Salaries and employee benefits	1,094,894	948,441
Occupancy	104,367	79,363
Furniture and equipment	73,208	43,214
Other operating	451,944	386,792
Total noninterest expenses	1,724,413	1,457,810

Income before income taxes	1,442,572	1,921,325
Income taxes	532,615	721,628
Net income	$909,957	$1,199,697

Earnings per common share-basic and diluted	$1.16	$1.52

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

THREE MONTHS ENDED MARCH 31, 2008 and 2007

				Accumulated
		Additional		other
		paid-in	Retained	comprehensive	Comprehensive
	Par value	capital	earnings	income	income

Balance, December 31, 2006	$7,890,120	$2,920,866	$15,632,965	$(836,795)

Net income	-	-	1,199,697	-	$1,199,697
Unrealized gain on investment securities available for sale net of income taxes of $2,856	-	-	-	4,540	4,540
Comprehensive income					$1,204,237
Cash dividend, $0.41 per share	-	-	(323,495)	-

Balance, March 31, 2007	$7,890,120	$2,920,866	$16,509,167	$(832,255)

Balance, December 31, 2007	$7,855,120	$2,920,866	$17,997,286	$(733,478)

Net income	-	-	909,957	-	$909,957
Unrealized gain on investment securities available for sale net of income taxes of $26,494	-	-	-	43,300	43,300
Comprehensive income					$953,257
Cash dividend, $.43 per share	-	-	(337,770)	-

Balance, March 31, 2008	$7,855,120	$2,920,866	$18,569,473	$(690,178)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$4,512,620	$4,097,710
Fees and commissions received	772,041	702,809
Cash paid to suppliers and employees	(1,340,067)	(1,050,555)
Interest paid	(1,679,264)	(1,527,694)
Taxes paid	(343,694)	(348,136)
	1,921,636	1,874,134
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(191,242)	(910,374)
Loans made, net of principal collected	3,577,388	(6,076,507)
Proceeds from maturities and calls of securities
Available for sale	0	0
Held to maturity	2,000,289	1,001,201
Purchase of securities available for sale	0	(1,038,461)
Purchase of securities held to maturity	(993,370)	0
Acquisition of Insurance agency, net	0	(884,634)
Redemption of FHLB stock, net of purchases	133,600	(319,500)
	4,526,665	(8,228,275)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	(32,303)	1,203,269
Other deposits	(1,943,710)	3,695,539
Securities sold under repurchase agreements	(383,285)	(7,405,947)
Advances under (repayments of) notes payable, net	(2,000,000)	7,973,610
Repayments of other borrowings	(8,422)	0
Repurchase of Stock	0	0
Dividends paid	(337,770)	(323,495)
	(4,705,490)	5,142,976
NET INCREASE (DECREASE) IN CASH	1,742,811	(1,211,166)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	9,840,142	7,465,410
CASH AND EQUIVALENTS AT END OF PERIOD	$11,582,953	$6,254,244

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued (unaudited)

	For the three months ended March 31,
	2008	2007

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES
Net income	$909,957	$1,199,697
ADJUSTMENTS
Depreciation and amortization	70,101	46,884
Provision for loan losses	120,000	0
Amortization of intangible assets	13,750	0
Security discount accretion, net of premium amortization	(7,145)	(15,141)
Decrease (increase) in
Accrued interest receivable	348,950	(117,338)
Income Tax refund receivable	188,921	0
Other assets	291,826	331,330
Increase (decrease) in
Deferred origination fees and costs, net	5,778	(10,837)
Accrued interest payable and other liabilities	(29,171)	66,046
Income taxes payable	0	373,493
Other Liabilities	8,669	0
	$1,921,636	$1,874,134

Supplemental Disclosure
Fair value of assets acquired	$0	$686,499
Fair value of liabilities assumed	0	(634,797)
Purchase price in excess of assets acquired	0	832,932
Net cash paid for acquisition	$0	$884,634

The accompanying notes are an integral part of these consolidated financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. (the “Company”) and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Agency”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the three months ended March 31, 2008 and 2007, total comprehensive income, net of taxes, was $953,257 and $1,204,237 respectively. Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Company’s financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies. The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. The table below represents unfunded obligations at March 31, 2008 and December 31, 2007.

	At March 31, 2008	December 31, 2007

Revolving Home Equity Lines	$3,670,790	$3,717,964
1-4 Family Residential Construction loans	$996,351	$991,715
Commercial Real Estate	$5,829,210	$5,864,181
Other Unused Commitments	$20,799,198	$15,382,454
Commercial Letters of Credit	$4,610,177	$4,636,444

5.	Earnings Per Share

Earnings per common share is derived by dividing net income available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 785,512 and 789,012 for three-month periods ended March 31, 2008 and 2007, respectively.

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

During the three months ended March 31, 2008 and 2007, the Bank recognized net periodic costs for this plan of $71,314 and $70,064, respectively. The Bank did not contribute to the plan during the three-month period ended March 31 2008.

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

Selected financial information by line of business is included in the following table:

For the three months ended March 31, 2008	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$2,517,181	$-2,237	$0	$2,514,944
Provision for loan losses	120,000	0	0	120,000
Net interest income after provision	2,397,181	-2,237	0	2,394,944

Noninterest revenue	329,413	442,628	0	772,041
Noninterest expense	1,488,065	236,348	0	1,724,413
Income before income taxes	1,238,529	204,043	0	1,442,572
Income taxes	464,835	67,780	0	532,615
Net income	$773,694	$136,263	$0	$909,957

Average assets	$258,424,281	$1,534,243	$-264,743	$259,693,781

For the three months ended March 31, 2007	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$2,681,437	$-5,111	$0	$2,676,326
Provision for loan losses	0	0	0	0
Net interest income after provision	2,681,437	-5,111	0	2,676,326

Noninterest revenue	301,019	401,790	0	702,809
Noninterest expense	1,244,996	212,814	0	1,457,810
Income before income taxes	1,737,460	183,865	0	1,921,325
Income taxes	650,619	71,009	0	721,628
Net income	$1,086,841	$112,856	$0	$1,199,697

Average assets	$245,081,869	$1,132,479	$-93,357	$246,120,991

8.	Insurance Agency Acquisition

On January 2, 2007, the Company acquired all of the outstanding common stock of the Insurance Agency for approximately $1,000,000. The Insurance Agency has an office located in Chestertown, Maryland.

Through the acquisition, the Company acquired approximately $805,000 of assets, primarily real estate, accounts receivable and cash, and assumed approximately $635,000 of liabilities, primarily notes payable and operating payables. The acquisition resulted in the recognition of approximately $273,000 of goodwill, which will not be amortized, and $550,000 of intangible assets, which will be amortized on a straight-line basis over 10 years.

During the three months ended March 31, 2008, the Company recorded amortization of intangible assets of $13,750.

9.	Fair Value

On January 1, 2008 the Company adopted SFAS No. 157, Fair Value Measurements. The adoption of SFAS No. 157 had no affect on the Company’s December 31, 2007 and March 31, 2008 Consolidated Balance Sheets or the Consolidated Statement of Income for the three months ended March 31, 2008.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value. SFAS No. 157 also establishes a hierarchy for determining fair value measurement. The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities. The three levels are as follows:

•	Level 1 — Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets;

•
Level 2 — Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

•	Level 3 — Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to valuation methodology.

Securities available for sale— Where quoted prices are available in an active market, securities are classified within level 1 of the hierarchy. Level 1 includes securities that have quoted prices in an active market for identical assets. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company has categorized its securities available for sale as follows:

	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Securities	$5,107,041	$-	$-	$5,107,041

10.	Recent Accounting Standards

The following are recent accounting pronouncements approved by the Financial Accounting Standards Board (FASB). These Statements will not have any material impact on the financial statements of the Company.

FASB Statement No. 160 (revised 2007), Noncontrolling Interests in Consolidated Financial Statement amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 is effective at the beginning of the company’s first fiscal year after December 15, 2008. Management does not expect that SFAS 160 will have a material impact on the Company’s results of operations or financial position.

FASB Statement No. 141 (revised 2007), Business Combinations. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs and restructuring costs. Additionally, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income uncertainties in a business combination after the measurement period will impact income tax expense. The provisions of this standard are effective beginning January 1, 2009. Management does not expect that SFAS No. 141(R) will have a material impact on the Company’s results of operations or financial position.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management does not expect SFAS No. 161 will have a material impact on the Company’s results of operations or financial position .

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Peoples Bancorp, Inc. (the “Company”) is a Maryland corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended, located in Chestertown, Kent County, Maryland. The Company was incorporated on December 10, 1996 to serve as the holding company of The Peoples Bank (the “Bank”), a Maryland commercial bank, which it acquired on March 24, 1997. On January 2, 2007, the Company acquired Fleetwood, Athey, Macbeth & McCown, Inc. (the “Insurance Agency”)

The Bank was incorporated on April 13, 1910 and operates five branches located in Kent County, Maryland and one branch located in Queen Annes County, Maryland. The Bank offers a variety of services to satisfy the needs of consumers and small- to medium-sized businesses and professional enterprises. Most of the Bank’s deposit and loan customers are located in and derived from Kent County, northern Queen Anne's County, and southern Cecil County, Maryland. This primary service area is located between the Chesapeake Bay and the western border of Delaware.

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

Unless the context clearly requires otherwise, the terms “Company”, “we”, “us” and “our” in this report refer collectively to Peoples Bancorp, Inc. and its subsidiaries.

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

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the interim Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2007.

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

RESULTS OF OPERATIONS

General

For the three-month period ended March 31, 2008, the Company reported net income of $909,957 or $1.16 per share, compared to $1,199,697 or $1.52 per share for the same period of 2007, which represents a decrease of $289,740 or 24.15%. This decrease resulted primarily from a decrease in interest income generated on loans, an increase in interest expense on deposits and borrowed funds, and increased funding of the loan loss reserve. The Insurance Agency received its annual contingent sales commission during the first quarter of 2008, which raised noninterest revenue this quarter. We expect the insurance subsidiary to generate lower revenue and net income during the remaining quarters of 2008.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets. The Company’s net interest margin for the three-month period ended March 31, 2008 was 4.19%, compared to 4.69% for the same period in 2007. The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although these expectations are based on management’s judgment, actual results may be impacted by a number of unpredictable factors and cannot be assured.

Net interest income for the three-month period ended March 31, 2008 was $2,514,944, which represents a decrease of $161,382 or 6.03% over net interest income for the same period of 2007. The primary contributor to this decrease was lower interest rates on loans and deposits in other banks. This was a direct result of a reduction in the federal funds rate from 4.25% at December 31, 2007 to 2.25% at March 31, 2008. The 200 basis-point reduction in interest rates by the Federal Reserve in the first quarter of 2008 had a significant and immediate impact on the overall yield on earning assets, while reductions on the rates we pay on deposit have lagged due to certificate of deposit rates that do not re-price until the certificate matures.

Interest revenue for the three months ended March 31, 2008 totaled $4,165,037, compared to $4,241,025 for the same period last year, representing a decrease of $75,988 or 1.79%. Although our average loan balances have increased by $5,960,705 (net of the allowance for loan losses) when compared to the first quarter of 2007, we experienced a $100,252 decrease in interest income earned on loans primarily because of the aforementioned rate reductions.

Interest expense for the three-month period ended March 31, 2008 totaled $1,650,093, compared to $1,564,699 for the same period last year, representing an increase of $85,394 or 5.46%. Although deposits decreased slightly during the first three months of 2008, they increased from the $160,084,392 balance at March of 2007. The Company decreased its Federal Home Loan Bank (“FHLB”) borrowings during the first quarter of 2008 from $53,000,000 at December 31, 2007 to $51,000,000 at March 31, 2008. FHLB borrowings at March 31, 2007 were $51,700,000. Nevertheless, interest expense on borrowed funds rose $12,606 from the first quarter of 2007 as rates charged on them have increased. The Company assumed approximately $450,000 of debt in connection with the acquisition of the Insurance Subsidiary in 2007, which has been reduced to $184,175 at March 31, 2008.

A table of the Company’s average balances, interest and yields follows.

Average Balances, Interest, and Yield

	For the Quarter Ended			For the Quarter Ended
	March 31, 2008			March 31, 2007
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$6,382,608	$49,259	3.10%	$1,663,397	$23,248	5.67%
Interest-bearing deposits	1,220,209	9,312	3.07%	466,642	5,111	4.44%
Investment securities:
U. S. government agency	17,931,208	215,166	4.83%	18,821,495	227,395	4.90%
Other	0	0	0%	27,095	127	1.90%
FHLB of Atlanta Stock	2,866,112	45,944	6.45%	2,711,850	39,495	5.91%
Total investment securities	20,797,320	261,110	5.05%	21,560,440	267,017	5.02%
Loans:
Demand and time	40,467,718	737,885	7.33%	42,154,773	956,626	9.20%
Mortgage	173,294,508	3,039,470	7.05%	165,022,455	2,916,616	7.17%
Installment	4,680,130	97,963	8.42%	4,797,875	101,353	8.57%
Total loans	218,442,356	3,875,318	7.14%	211,975,103	3,974,595	7.60%
Allowance for loan losses	2,356,705			1,850,157
Total loans, net of allowance	216,085,651	3,875,318	7.21%	210,124,946	3,974,595	7.67%
Total interest-earning assets	244,485,788	4,194,999	6.90%	233,815,425	4,269,971	7.41%
Non-interest-bearing cash	4,779,614			4,319,660
Premises and equipment	5,922,450			4,625,087
Other assets	4,505,929			3,360,819
Total assets	$259,693,781			$246,120,991
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$37,767,527	36,221	0.39%	$38,036,322	53,851	0.57%
Money market and supernow	17,241,629	56,649	1.32%	16,756,913	61,195	1.48%
Other time deposits	79,556,143	865,735	4.38%	72,918,559	770,771	4.29%
Total interest-bearing deposits	134,565,299	958,605	2.87%	127,711,794	885,817	2.81%
Borrowed funds	61,259,084	691,488	4.54%	60,414,514	678,882	4.56%
Total interest-bearing liabilities	195,824,383	1,650,093	3.39%	188,126,308	1,564,699	3.37%
Noninterest-bearing deposits	33,260,450			30,240,866
	229,084,833			218,367,174
Other liabilities	2,048,610			2,111,420
Stockholders’ equity	28,560,338			25,642,397
Total liabilities and stockholders equity	$259,693,781			$246,120,991
Net interest spread			3.51%			4.04%
Net interest income		$2,544,906			$2,705,272
Net margin on interest-earning assets			4.19%			4.69%

Interest on tax-exempt loans and investments are reported on fully taxable quivalent basis (a non GAAP financial measure).

Noninterest Revenue

Noninterest revenue for the three-month period ended March 31, 2008 totaled $772,041, which represents an increase of $69,232 or 9.85% over noninterest revenue for the same period of 2007. This increase resulted primarily from the $40,858 or 10.21% increase in commission income earned by the Insurance Subsidiary during the first quarter of 2008 over the same period in 2007. We expect the insurance subsidiary to generate lower revenue and net income during the remaining quarters of 2008. In addition, we experienced an increase in overdraft activity and other service charges of $14,297 or 6.51% during the first quarter of 2008 when compared to the same period of 2007. Management does not view the increased overdraft activity as an indication of problems within our loan portfolio, as we have continued to collect these overdrawn balances and the fees associated with them.

Noninterest Expense

The Company recorded noninterest expense of $1,724,413 for the three-month period ended March 31, 2008, compared to $1,457,810 for the same period in 2007, an increase of $266,603 or 18.29%. This increase is mainly attributable to increased salaries and employee benefits of $146,453. Other operating costs for the first quarter of 2008 also increased when compared to the same period last year, primarily due to our new branch in Church Hill, which opened in August 2007, and the rising costs of operations due to rising fuel and energy costs.

Income Tax Expense

The Company’s effective tax rate for the three-month period ended March 31, 2008 was 36.9%, compared to 37.6% for the same period of 2007. The Company’s income tax expense was $532,615 for the three months ended March 31, 2008, compared to $721,628 for the same period of 2007, which represents a decrease of $189,013 or 26.19%. Decreases in income before income tax during the three-month period ended March 31, 2008 contributed to the decrease in income tax expense when compared to the same period last year.

FINANCIAL CONDITION

Overview

Total assets of the Company at March 31, 2008 were $258,035,027, compared to $261,807,762 at December 31, 2007, representing a decrease of $3,772,735 or 1.44% over December 31, 2007.

Total liabilities at March 31, 2008 were $229,379,746, compared to $233,767,968 at December 31, 2007, representing a decrease of $4,388,222 or 1.88%.

Stockholders’ equity was $28,655,281 as of March 31, 2008, compared to $28,039,794 as of December 31, 2007, an increase of $615,487. The increase was due to net income for the period totaling $909,957 plus an increase in the unrealized gain on securities available for sale net of income taxes of $43,300, offset by dividends paid to stockholders of $337,770.

Return on average equity for the quarter ended March 31, 2008 was 12.81%, compared to 18.97% for the same period of 2007. Return on average assets was 1.41% for the quarter ended March 31, 2008, compared to 1.98% for the same period of 2007.

Composition of Loan Portfolio

At March 31, 2008, loans, net of unearned income, were $216,722,559, a decrease of $3,703,166 since December 31, 2007. Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $216,085,651 and $210,124,946 during the first quarters of 2008 and 2007, respectively, which constituted 88.38% and 89.87% of average interest-earning assets for the respective periods. For the quarter ended March 31, 2008, our average loan to deposit ratio was 128.76%, compared to 133.03% for the same period in 2007. The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. Our ratio of average loans to deposits plus borrowed funds was 94.33% for the quarter ended March 31, 2008, compared to 96.23% for the same period of 2007. The Company extends loans primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County. There are no industry concentrations in our loan portfolio. A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated at least quarterly based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of March 31, 2008 is adequate to cover possible losses in the loan portfolio; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

For significant problem loans, management's review consists of evaluation of the financial strength of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. This allowance may be increased to accommodate reserves for specific loans identified as substandard during management's loan review. Net recoveries and/or decreases in loans may cause the allowance as a percentage of gross loans to exceed our target. Historically our regulators have discouraged negative provisions, however, management would consider a negative provision if warranted.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of March 31, 2008 and December 31, 2007, the allowance for loan losses compared to gross loans was 1.11% and 1.05%, respectively.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Three months ended	Three months ended	Year ended
	March 31,	March 31,	December 31,
	2008	2007	2007

Balance at beginning of year	$2,328,792	$1,860,283	$1,860,283
Loan losses:
Commercial	14,753	62,941	82,881
Mortgages	0	0	0
Consumer	3,672	4,882	31,882
Total loan losses	18,425	67,823	114,763
Recoveries on loans previously charged off
Commercial	0	0	0
Mortgages	0	2,271	2,271
Consumer	0	188	1,001
Total loan recoveries	0	2,459	3,272
Net loan losses	18,425	65,364	111,491
Provision for loan losses charged to expense	120,000	0	580,000
Balance at end of year	$2,430,367	$1,794,919	$2,328,792
Allowance for loan losses to loans outstanding at end of period	1.11%	0.84%	1.05%

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

The Company had loans past due 90 days or more including nonaccrual loans of $8,367,067 and $5,449,838 at March 31, 2008 and December 31, 2007, respectively. These loans are detailed below:

Risk Elements of Loan Portfolio

	March 31,	December 31,
	2008	2007
Nonaccrual Loans
Commercial	$2,478,453	$2,462,002
Mortgage	1,893,938	415,000
Consumer	0	0
	4,372,391	2,877,002
Accruing Loans Past Due 90 Days or More
Commercial	130,923	396,003
Mortgage	3,812,716	2,162,828
Consumer	51,037	14,005
	3,994,676	2,572,836
	$8,367,067	$5,449,838

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified no significant impaired loans as of March 31, 2008 or December 31, 2007.

As reported during the fourth quarter of 2007, we received notice that a large corporate borrower filed a voluntary petition under Chapter 7 of the United States Bankruptcy Code. The amounts owed to us by the borrower under all loans was approximately $2,435,030 as of March 31, 2008. These loans are secured by liens on certain of the borrower’s assets, on certain parcels of real property and by personal guarantees. In addition, the borrower’s principal is the managing member of a limited liability company that was indebted to us in the approximate amount of $296,723 as of March 31, 2008, which indebtedness is secured by liens on certain parcels of real property and by certain personal guarantees. The limited liability company’s primary business activity is leasing its real property to the borrower, and management believes that the borrower’s financial difficulties have the potential to adversely affect the limited liability company’s ability to make timely payments to us under its loans. Although management believes that these loans were adequately collateralized at the time they were made, it is not possible to predict what impact, if any, the bankruptcy proceeding will have on our ability to obtain repayment under the loans or realize on the collateral securing those loans. Management intends to aggressively pursue repayment of these loans and recovery and liquidation of the collateral securing the loans if necessary. Nevertheless, it is possible that the borrower’s bankruptcy filing, the deterioration of the borrower’s financial condition and/or decline in the value of any of the collateral securing the loans could have a material, adverse impact on our financial condition and/or results of operations.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $6,853,505 or 5.37% to $134,565,299 for the three months ended March 31, 2008, from $127,711,794 for the same period of 2007. Average noninterest-bearing deposits increased $3,019,584 or 9.99% to $33,260,450 for the three months ended March 31, 2008, from $30,240,866 for the same period of 2007. Average total deposits have increased 6.25% or $9,873,089 to $167,825,749 for the three months ended March 31, 2008 from $157,952,660 for the same period of 2007. Borrowings, primarily from the FHLB, decreased to $51,000,000 or 3.77% from $53,000,000 at December 31, 2007.

Deposits, particularly core deposits, have been our primary source of funding and have enabled us to meet both our short-term and long-term liquidity needs. Management anticipates that deposits will grow and continue to be our primary source of funding for the foreseeable future. It should be noted, however, that investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, typically increases when the economy and stock markets perform well. Increased investor confidence in nondeposit investment products in future periods would likely have an adverse impact on our deposit growth. In addition, changes in governmental monetary policy, especially interest rates, may impact our ability to attract and retain deposits.

Short-Term Borrowings

The following table sets forth the Company’s position with respect to short-term borrowings for March 31, 2008 and December 31 2007.

	March 31, 2008		December 31, 2007
	Amount	Rate	Amount	Rate

Federal Home Loan Bank (daily re-price)	$0	-%	$0	-%
Retail Repurchase Agreements	8,658,191	3.30%	9,041,476	3.70%
Federal Funds Borrowed	0	-%	0	-%
Total	$8,658,191		$9,041,476

We may borrow up to approximately 30% of total assets from the FHLB through any combination of notes or line of credit advances. Both the notes payable and the line of credit are secured by a floating lien on our real estate mortgage loans. The Company was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

We provide collateral of 105% of the repurchase agreement balances by pledging U.S. Government Agency securities.

The Bank has lines of credit of $19,500,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds with correspondent banks at March 31, 2008.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $24,500,000 from correspondent banks, namely, Bank of America, Community Bank and M & T Bank. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $73,519,440 of which $51,000,000 has been advanced as of March 31, 2008. There were no short-term borrowings with the Federal Home Loan Bank of Atlanta as of March 31, 2008 or December 31, 2007.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Company’s capital ratios as of March 31, 2008 to the minimum ratios required by federal banking regulators is presented below.

		Minimum	To be well
	Actual	Requirements	Capitalized
Tier 1 risk-based capital	12.93%	4.00%	6.00%
Total risk-based capital	14.06%	8.00%	10.00%
Leverage ratio	10.76%	4.00%	5.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is to interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk, both of which are discussed in Item 7 of Part II of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2007 under the caption “Market Risk Management”. Management believes that there have been no material changes in the our market risks or the procedures used to evaluate and mitigate these risks since December 31, 2007. The simulation models that we use to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital produced the following results as of March 31, 2008 and December 31, 2007:

	Immediate Change in Rates
	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit

March 31, 2008
% Change in Net Interest Income	5.01%	2.49%	-3.01%	- 6.81%	+10%
% Change in Fair Value of Capital	7.67%	3.73%	-3.60%	-7.26%	+20%
December 31, 2007
% Change in Net Interest Income	4.12%	2.07%	-2.55%	-5.62%	+10%
% Change in Fair Value of Capital	5.89%	2.88%	-3.26%	-6.50%	+20%

Item 4T. Controls and Procedures.

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

An evaluation of the effectiveness of these disclosure controls was carried out as of March 31, 2008 under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

The risks and uncertainties to which the Company’s financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2007. Management does not believe that any material changes in these risk factors have occurred since December 31, 2007.

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

PEOPLES BANCORP, INC.

Date: May 13, 2008	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer
& Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO/ CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)