Form 10-Q
period 2008-06-30
PEOPLES BANCORP INC/MD
filed 2008-08-13
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2008

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 779,512 shares of common stock issued and outstanding as of August 1, 2008

PEOPLES BANCORP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and due from banks	$6,268,877	$5,399,704
Federal funds sold	3,497,949	4,440,438
Cash and cash equivalents	9,766,826	9,840,142
Securities available for sale	4,050,625	5,037,273
Securities held to maturity (approximate fair value of $12,173,909 and $13,198,704)	12,028,383	13,026,151
Federal Home Loan Bank stock, at cost	2,629,000	2,897,600
Loans, less allowance for loan losses of $1,757,674 and $2,328,792	214,783,650	220,425,725
Premises and equipment	6,064,998	5,901,649
Goodwill and intangible assets	740,432	767,932
Accrued interest receivable	1,680,794	1,814,574
Deferred income taxes	1,117,883	1,121,746
Other assets	1,448,342	974,970
Total Assets	$254,310,933	$261,807,762
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$34,647,353	$36,630,744
Interest-bearing	134,244,220	132,421,505
	168,891,573	169,052,249
Securities sold under repurchase agreements and federal funds purchased	8,481,263	9,041,476
Federal Home Loan Bank advances	46,000,000	53,000,000
Other borrowings	180,561	192,597
Accrued interest payable	484,542	521,219
Other liabilities	1,995,950	1,960,427
	226,033,889	233,767,968
Stockholders' equity
Common stock, par value $10 per share, 1,000,000 shares authorized; issued and outstanding 779,512 shares at June 30, 2008 and 785,512 shares at December 31, 2007	7,795,120	7,855,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	18,287,168	17,997,286
	29,003,154	28,773,272
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available for sales securities	40,335	32,967
Unfunded liability for defined benefit plan	(766,445)	(766,445)
	28,277,044	28,039,794
Total Liabilities and Stockholders’ Equity	$254,310,933	$261,807,762

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	For the three months ended June 30		For the six months ended June 30
	2008	2007	2008	2007
Interest and dividend revenue
Loans, including fees	$3,662,673	$4,053,906	$7,520,516	$8,012,102
U. S. government agency securities	192,818	220,023	398,050	436,918
Deposits in other banks	3,906	1,404	12,788	6,292
Federal funds sold	21,122	24,073	70,381	47,321
Equity securities	42,659	40,136	86,480	77,934
Total interest and dividend revenue	3,923,178	4,339,542	8,088,215	8,580,567

Interest expense
Deposits	869,291	918,239	1,827,896	1,804,056
Borrowed funds	614,597	719,182	1,306,085	1,398,064
Total interest expense	1,483,888	1,637,421	3,133,981	3,202,120

Net interest income	2,439,290	2,702,121	4,954,234	5,378,447

Provision for loan losses	480,000	30,000	600,000	30,000
Net interest income after provision for loan losses	1,959,290	2,672,121	4,354,234	5,348,447

Noninterest revenue
Service charges on deposit accounts	257,817	253,125	491,892	472,903
Insurance commissions	219,133	236,206	660,276	637,990
Other noninterest revenue	73,178	83,448	170,001	164,695
Total noninterest revenue	550,128	572,779	1,322,169	1,275,588

Noninterest expenses
Salaries and employee benefits	1,141,572	1,032,418	2,236,466	1,980,859
Occupancy	84,152	101,357	188,519	180,720
Furniture and equipment	66,123	72,818	139,331	116,032
Other operating	449,442	427,066	901,386	813,858
Total noninterest expenses	1,741,289	1,633,659	3,465,702	3,091,469

Income before income taxes	768,129	1,611,241	2,210,701	3,532,566
Income taxes	284,808	607,152	817,423	1,328,780
Net income	$483,321	$1,004,089	$1,393,278	$2,203,786

Earnings per common share	$0.62	$1.27	$1.77	$2.79

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

SIX MONTHS ENDED JUNE 30, 2008 and 2007

	Par value	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Comprehensive Income

Balance, December 31, 2006	$7,890,120	$2,920,866	$15,632,965	$(836,795)

Net income	-	-	2,203,786	-	$2,203,786
Unrealized loss on investment securities available for sale net Of income taxes of $5,475	-	-	-	(8,701)	(8,701)
Comprehensive income					$2,195,085
Repurchase of stock	(35,000)	-	(220,500)	-
Cash dividend, $0.82 per share	-	-	(646,989)	-

Balance, June 30, 2007	$7,855,120	$2,920,866	$16,969,262	$(845,496)

Balance, December 31, 2007	$7,855,120	$2,920,866	$17,997,286	$(733,478)

Net income	-	-	1,393,278	-	$1,393,278
Unrealized gain on investment securities available for sale net of income taxes of $4,800	-	-	-	7,368	7,368
Comprehensive income					$1,400,646
Repurchase of stock	(60,000)	-	(420,000)	-
Cash dividend, $0.87 per share	-	-	(683,396)	-

Balance, June 30, 2008	$7,795,120	$2,920,866	$18,287,168	$(726,110)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the six months ended
	June 30
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$8,266,849	$8,262,103
Fees and commissions received	1,322,169	1,191,898
Cash paid to suppliers and employees	(3,924,203)	(2,459,569)
Interest paid	(3,170,658)	(3,146,561)
Taxes paid	(628,502)	(1,328,780)
	1,865,655	2,519,091
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(304,119)	(1,277,705)
Loans made, net of principal collected	4,980,895	(6,768,579)
Proceeds from maturities and calls of securities
Available for sale	1,000,000	1,000,000
Held to maturity	3,000,794	1,001,808
Purchase of securities held to maturity	(1,988,820)	(2,037,521)
Acquisition of Insurance agency, net	0	(884,634)
Acquisition of FHLB stock, net of purchases	268,600	(364,500)
	6,957,350	(9,331,131)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	1,096,994	3,353,241
Other deposits	(1,257,670)	817,391
Securities sold under repurchase agreements	(560,213)	(6,484,825)
Advances under (repayments of) notes payable, net	(7,000,000)	11,000,000
Repayment of other borrowings	(12,036)	(169,929)
Repurchase of stock	(480,000)	(255,500)
Dividends paid	(683,396)	(646,989)
	(8,896,321	7,613,389
NET INCREASE (DECREASE) IN CASH	(73,316)	801,349
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	9,840,142	7,465,410
CASH AND EQUIVALENTS AT END OF PERIOD	$9,766,826	$8,266,759

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) (continued)

	For the six months ended June 30,
	2008	2007
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES
Net income	$1,393,278	$2,203,786
ADJUSTMENTS
Depreciation and amortization	140,770	102,839
Provision for loan losses	600,000	30,000
Amortization of intangible assets	27,500	0
Security discount accretion, net of premium amortization	(16,327)	(30,450)
Decrease (increase) in
Accrued interest receivable	133,780	(274,044)
Income tax refund receivable	188,921	0
Other assets	(662,293)	285,355
Increase (decrease) in
Deferred origination fees and costs, net	61,180	(13,970)
Accrued interest payable and other liabilities	(1,154)	188,075
Income taxes payable	0	0
	$1,865,655	$2,491,591
Supplemental disclosure
Fair value of assets acquired	$0	$686,499
Fair value of liabilities assumed	0	(634,797)
Purchase price in excess of assets acquired	0	832,932
Net cash paid for acquisition	$0	$884,634

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. (the “Company”) and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Agency”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the six months ended June 30, 2008 and 2007, total comprehensive income, net of taxes, was $1,400,646 and $2,195,085, respectively. Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Company’s financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies. The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. The table below represents unfunded obligations at June 30, 2008 and December 31, 2007.

	At June 30, 2008	At December 31, 2007

Revolving Home Equity Lines	$3,700,105	$3,717,964
1-4 Family Residential Construction Loans	$1,079,566	$991,715
Commercial Real Estate	$4,919,941	$5,864,181
Other Unused Commitments	$20,835,175	$15,382,454
Commercial Letters of Credit	$4,861,064	$4,636,444

5.	Earnings Per Share

Earnings per common share is derived by dividing net income available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 781,512 and 784,979 for the three- and six-month periods ended June 30, 2008, respectively. For the three- and six month periods ended June 30, 2007, the weighted average number of shares of common stock outstanding was 787,845 and 788,915, respectively.

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

During the six months ended June 30, 2008 and 2007, the Bank recognized net periodic costs for this plan of $140,000 and $137,500, respectively. During the six months ended June 30, 2008, the Bank contributed $103,937 to the plan.

7	Segment Reporting

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

Selected financial information by line of business, is included in the following table:

		Insurance
For the six months ended	Community	products	Intersegment	Consolidated
June 30 2008	banking	and services	Transactions	Total

Net interest income	$4,960,686	($6,452)	$0	$4,954,234
Provision for loan losses	600,000	0	0	600,000
Net interest income after provision	4,360,686	(6,452)	0	4,354,234

Noninterest revenue	658,908	663,261	0	1,322,169
Noninterest expense	2,942,133	523,569	0	3,465,702
Income before income taxes	2,077,461	133,240	0	2,210,701
Income taxes	773,553	43,870	0	817,423
Net income	$1,303,908	$89,370	$0	$1,393,278
Average assets	$256,791,692	$1,499,978	($212,052)	$258,079,618

		Insurance
For the six months ended	Community	products	Intersegment	Consolidated
June 30 2007	banking	and services	Transactions	Total

Net interest income	$5,385,816	($7,369)	$0	$5,378,447
Provision for loan losses	30,000	0	0	30,000
Net interest income after provision	5,355,816	(7,369)	0	5,348,447

Noninterest revenue	634,571	641,017	0	1,275,588
Noninterest expense	2,585,901	505,569	0	3,091,469
Income before income taxes	3,404,487	128,079	0	3,532,566
Income taxes	1,279,328	49,452	0	1,328,780
Net income	$2,125,159	$78,627	$0	$2,203,786
Average assets	$247,077,450	$916,362	$2,420	$247,996,232

8.	Insurance Agency Acquisition

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

During the six months ended June 30. 2008, the Company recorded amortization of intangible assets of approximately $27,500.

9.	Fair Value

On January 1, 2008 the Company adopted SFAS No. 157, Fair Value Measurements. The adoption of SFAS No. 157 had no affect on the Company’s December 31, 2007 and June 30, 2008 Consolidated Balance Sheets or the Consolidated Statement of Income for the six months ended June 30, 2008.

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

Securities available for sale— If quoted prices are available in an active market, securities are classified within level 1 of the hierarchy. Level 1 includes securities that have quoted prices in an active market for identical assets. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company has categorized its securities available for sale as follows:

	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Securities	$4,050,627	$4,050,627	$-	$-

10.	Recent Accounting Standards

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

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management does not expect SFAS No. 161 will have a material impact on the Company’s results of operations or financial position .

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

RESULTS OF OPERATIONS

General

For the three- and six-month periods ended June 30, 2008, we reported net income of $483,321, or $0.62 per share, and $1,393,278, or $1.77 per share, respectively, compared to $1,004,089, or $1.27 per share, and $2,203,786, or $2.79 per share, respectively, for the same periods in 2007. The decreases for the three months (51.86%) and six months (36.78%) ended June 30, 2008 over the same periods last year resulted primarily from decreased net interest income and increased loan loss reserve. The insurance Agency produced a net loss of $46,893 for the three-month period ended June 30, 2008 and net income of $89,370 for the six-month period ended June 30, 2008. The Insurance Agency received its annual contingent sales commission during the first quarter of 2008 which increased income. The Insurance Agency disbursed agent’s commissions during the second quarter of 2008, which reduced income for that quarter.

Net Interest Income

Our primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets. The Company’s net interest margin for the six-month period ended June 30, 2008 was 4.16%, compared to 4.67% for the same period in 2007. The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. Although these expectations are based on management’s judgment, actual results may be impacted by a number of unpredictable factors and cannot be assured.

Net interest income for the three-month period ended June 30, 2008 was $2,439,290, which represents a decrease of $262,831 or 9.73% over net interest income for the same period in 2007. Net interest income for the six-month period ended June 30, 2008 was $4,954,234, which represents a decrease of $424,213 or 7.89% over the net interest income for the first six months of 2007. The primary contributor to this decrease was lower interest rates on loans and deposits in other banks. This was a direct result of a reduction in the federal funds rate from 4.25% at December 31, 2007 to 2.00% at June 30, 2008. The 225 basis-point reduction in interest rates by the Federal Reserve in the first six months of 2008 had a significant and immediate impact on the overall yield on earning assets, while reductions on the rates we pay on deposit have lagged due to certificate of deposit rates that do not re-price until the certificate matures.

Interest revenue for the three and six months ended June 30, 2008 totaled $3,923,178 and $8,088,215, respectively, compared to $4,339,542 and $8,580,567, respectively, for the same periods last year, representing decreases of $416,364 or 9.59% and $492,352 or 5.74%, respectively. Although our average loan balances have increased by $5,021,073 (net of the allowance for loan losses) when compared to the first six months of 2007, we experienced a $491,586 decrease in interest income earned on loans primarily because of the aforementioned rate reductions.

Interest expense for the three- and six-month periods ended June 30, 2008 totaled $1,483,888 and $3,133,981, respectively, compared to $1,637,421 and $3,202,120, respectively, for the same periods last year, representing decreases of $153,533 or 9.38% and $68,139 or 2.13%, respectively. Since loan balances have decreased slightly during the first six months of 2008, the Company was able to decrease its Federal Home Loan Bank (“FHLB”) borrowings from $53,000,000 at December 31, 2007 to $46,000,000 at June 30, 2008, resulting in a decrease in borrowed funds interest expense for the first six months of 2008 of $95,010 when compared to the same period last year. Advances from the FHLB were $54,700,000 at June 30, 2007. The Company assumed approximately $450,000 of debt in connection with the acquisition of the Insurance Subsidiary. This debt has been reduced to $180,561 at June 30, 2008.

A table of our average balances, interest and yields follows.

Average Balances, Interest, and Yield

	For the Six Months Ended June 30, 2008			For the Six Months Ended June 30, 2007
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Federal funds sold	$5,141,860	$70,381	2.75%	$1,736,500	$47,322	5.50%
Interest-bearing deposits	1,001,081	13,408	2.69%	308,734	6,581	4.30%
Investment securities:
U.S.government agency	17,409,771	417,321	4.82%	18,867,894	458,068	4.90%
Other	0	0	0.00%	27,095	266	1.98%
FHLB of Atlanta Stock	2,763,875	90,668	6.60%	2,783,857	81,430	5.90%
Total investment securities	20,173,646	507,989	5.06%	21,678,846	539,764	5.02%
Loans:
Demand and time	41,213,835	1,403,895	6.85%	42,589,710	1,954,167	9.25%
Mortgage	172,835,017	5,962,687	6.94%	165,651,855	5,885,092	7.16%
Installment	4,608,113	189,553	8.27%	4,814,429	206,245	8.64%
Total loans	218,656,965	7,556,135	6.95%	213,055,994	8,045,504	7.62%
Allowance for loan losses	2,402,319			1,822,421
Total loans, net of allowance	216,254,646	7,556,135	7.03%	211,233,573	8,045,504	7.68%
Total interest-earning assets	242,571,233	8,147,913	6.75%	234,957,653	8,639,171	7.41%
Non-interest-bearing cash	4,841,992			4,527,840
Premises and equipment	6,001,812			4,979,554
Other assets	4,664,581			3,531,185
Total assets	$258,079,618			$247,996,232
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$36,604,766	57,250	0.31%	$37,444,809	107,638	0.58%
Money market and supernow	17,374,889	95,959	1.11%	16,241,553	122,553	1.52%
Other time deposits	79,891,507	1,674,687	4.22%	73,674,015	1,573,865	4.31%
Total interest-bearing deposits	133,871,162	1,827,896	2.75%	127,360,377	1,804,056	2.86%
Borrowed funds	59,604,508	1,306,085	4.41%	61,755,156	1,398,064	4.57%
Total interest-bearing liabilities	193,475,670	3,133,981	3.26%	189,115,533	3,202,120	3.41%
Noninterest-bearing deposits	33,514,276			30,611,574
	226,989,946			219,727,107
Other liabilities	2,063,435			2,289,309
Stockholders’ equity	29,026,237			25,979,816
Total liabilities and stockholders equity	$258,079,618			$247,996,232
Net interest spread			3.49%			4.00%
Net interest income		$5,013,932			$5,437,051
Net margin on interest-earning assets			4.16%			4.67%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Noninterest Revenue

Noninterest revenue for the three- and six-month periods ended June 30, 2008 totaled $550,128 and $1,322,169, respectively, which represent a decrease of 3.95% and an increase of 3.65% over $572,779 and $1,275,588, respectively, for the same periods in 2007. The six-month increase resulted from a $22,286 or 3.49% increase in commission income earned by the Insurance Agency during the first six months of 2008. In addition, we experienced an increase in deposit service charges of $18,989 or 4.02% during the first six months of 2008 when compared to the same period of 2007 primarily due to increased overdraft activity. Management does not view the increased overdraft activity as an indication of economic problems within our customer base, as we have generally been successful at collecting these overdrawn balances and the fees associated with them.

Noninterest Expense

The Company recorded noninterest expense of $1,741,289 and $3,465,702 for the three- and six-month periods ended June 30, 2008, respectively, compared to $1,633,659 and $3,091,469, respectively, for the same periods in 2007, representing increases of $107,630 or 6.59% and $374,233 or 12.11%, respectively, The increases are mainly attributable to increased salaries and employee benefits of $255,607 for the first six months of 2008, which is primarily due to our new branch in Church Hill, which opened in August of 2007. All noninterest expenses increased as the result of increased cost of operations at all branches due to rising fuel and energy costs.

Income Tax Expense

The Company’s effective tax rate for the three- and six-month periods ended June 30, 2008 was 37.1% and 37.0%, respectively, when compared to 37.7% and 37.6% for the same period in 2007. The Company’s income tax expense was $284,808 and $817,423 for the three- and six-months ended June 30, 2008, respectively, compared to $607,152 and $1,328,780, respectively, for the same periods in 2007. The decreases of $322,344 or 53.09% and $511,357 or 38.48% for the three- and six-month periods ended June 30, 2008, respectively, when compared the same periods in 2007 were comparable to the percentage decreases in income before income taxes.

FINANCIAL CONDITION

Overview

Total assets at June 30, 2008 were $254,310,933, compared to $261,807,762 at December 31, 2007, representing a decrease of $7,496,829 or 2.86% over December 31, 2007.

Total liabilities at June 30, 2008 were $226,033,889, compared to $233,767,968 at December 31, 2007, representing a decrease of $7,734,079 or 3.31%.

Stockholders’ equity was $28,277,044 as of June 30, 2008, compared to $28,039,794 as of December 31, 2007, an increase of $237,250. The increase was due to net income for the period totaling $1,393,278 plus an increase in the unrealized gain on securities available for sale net of income taxes of $7,368, offset by stock repurchases of $480,000 and dividends paid to stockholders of $683,396..

Return on average equity for the six months ended June 30, 2008 was 9.65%, compared to 17.11% for the same period in 2007. Return on average assets was 1.09% for the six months ended June 30, 2008, compared to 1.79% for the same period in 2007.

Composition of Loan Portfolio

At June 30, 2008, loans, net of unearned income, were $214,783,650, a decrease of $5,642,075 since December 31, 2007. Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $216,254,646 and $211,233,573 during the first six months of 2008 and 2007, respectively, which constituted 89.15% and 89.90% of average interest-earning assets for the respective periods. For the six months ended June 30, 2008, our average loan to deposit ratio was 129.20%, compared to 133.72% for the six months ended June 30, 2007. The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. Our ratio of average loans to deposits plus borrowed funds was 95.27% for the six months ended June 30, 2008, compared to 96.13% for the six months ended June 30, 2007. The Company extends credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County. There are no industry concentrations in our loan portfolio. A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of June 30, 2008 was adequate to cover possible losses in the loan portfolio identified as of that date; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Because of the current economic conditions in our market area and a decline in local real estate values, management anticipates that it will add additional reserves to the allowance in the third and fourth quarters of 2008 to cover potential future losses that may be identified in those quarters.

For significant problem loans, management's review consists of evaluation of the financial strength of the borrowers and guarantors, the related collateral, and the effects of economic conditions. The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions. This allowance may be increased to accommodate reserves for specific loans identified as substandard during management's loan review. Net recoveries and/or decreases in loans may cause the allowance as a percentage of gross loans to exceed our target. Historically, our regulators have discouraged negative provisions, however, management would consider a negative provision if warranted.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate. As of June 30, 2008 and December 31, 2007, the allowance for loan losses compared to gross loans was 0.81% and 1.05%, respectively.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Six months ended	Six months ended	Year ended
	June 30,	June 30,	December 31,
	2008	2007	2007
Balance at beginning of year	$2,328,792	$1,860,283	$1,860,283
Loan losses:
Commercial	1,163,214	69,950	82,881
Mortgages	0	0	0
Consumer	11,410	11,538	31,882
Total loan losses	1,174,624	81,488	114,763
Recoveries on loans previously charged off
Commercial	1,000	0	0
Mortgages	0	2,271	2,271
Consumer	2,506	912	1,001
Total loan recoveries	3,506	3,183	3,272
Net loan losses	1,171,118	78,305	111,491
Provision for loan losses charged to expense	600,000	30,000	580,000
Balance at end of year	$1,757,674	$1,811,978	$2,328,792
Allowance for loan losses to gross loans outstanding at end of period	0.81%	0.84%	1.05%

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

The Company had loans past due 90 days or more including nonaccrual loans of $7,558,331 and $5,449,838 at June 30, 2008 and December 31, 2007, respectively. These loans are detailed below:

Risk Elements of Loan Portfolio

	June 30, 2008	December 31, 2007
Nonaccrual Loans
Commercial	$1,095,781	$2,462,002
Mortgage	2,342,853	415,000
Consumer	9,170	0
	3,447,804	2,877,002
Accruing Loans Past Due 90 Days or More
Commercial	0	396,003
Mortgage	4,091,341	2,162,828
Consumer	19,186	14,005
	4,110,527	2,572,836
	$7,558,331	$5,449,838

Gross interest income of $217,363 for the first half of 2008, $59,586 for fiscal year 2007 and $494 for the first half of 2007 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms. Interest actually recorded on such loans was $42,395 for the first half of 2008, $663 for fiscal year 2007 and $399 for the first half of 2007.

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified all significant impaired loans as of June 30, 2008 and has made the appropriate charge to the bank’s loan loss reserve..

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $6,510,785 or 5.11% to $133,871,162 for the six months ended June 30, 2008, from $127,360,377 for the same period in 2007. Average noninterest-bearing deposits increased $2,902,702 or 9.48% to $33,514,276 for the six months ended June 30, 2008, from $30,611,574 for the same period in 2007. Average total deposits have increased 5.96% or $9,413,487 to $167,385,438 for the six months ended June 30, 2008 from $157,971,951 for the same period in 2007. Borrowings, primarily from the Federal Home Loan Bank of Atlanta to fund loan demand, decreased to $46,000,000 from $53,000,000 at December 31, 2007, a decrease of 13.21%.

Deposits, particularly core deposits, and borrowed funds have been our primary source of funding and have enabled us to meet both our short-term and long-term liquidity needs. Management anticipates that deposits will grow and continue to be our primary source of funding for the foreseeable future. It should be noted, however, that investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, typically increases when the economy and stock markets perform well. Increased investor confidence in nondeposit investment products in future periods would likely have an adverse impact on our deposit growth. In addition, changes in governmental monetary policy, especially interest rates, may impact our ability to attract and retain deposits.

Short-Term Borrowings

The following table sets forth our position with respect to short-term borrowings for June 30, 2008 and December 31 2007.

	June 30, 2008		December 31, 2007
	Amount	Rate	Amount	Rate

Federal Home Loan Bank (daily re-price)	$0	-%	$0	-%
Retail Repurchase Agreements	8,481,263	2.14%	9,041,476	2.85%
Federal Funds Borrowed	0	-%	0	-%
Total	$8,481,263		$9,041,476

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

The Bank has lines of credit of $19,500,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds with correspondent banks at June 30, 2008.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $24,500,000 from correspondent banks, namely, Bank of America, Community Bank and M & T Bank. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $49,533,006 of which $46,000,000 has been advanced as of June 30, 2008.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Company’s capital ratios as of June 30, 2008 to the minimum ratios required by federal banking regulators is presented below.

	Actual	Minimum Requirements	To be well capitalized
Tier 1 risk-based capital	12.87%	4.00%	6.00%
Total risk-based capital	13.69%	8.00%	10.00%
Leverage ratio	10.82%	4.00%	5.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is to interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk, both of which are discussed in Item 7 of Part II of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2007 under the caption “Market Risk Management”. Management believes that there have been no material changes in our market risks or the procedures used to evaluate and mitigate these risks since December 31, 2007. The simulation models that we use to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital produced the following results as of June 30, 2008 and December 31, 2007:

	Immediate Change in Rates
	+200 Basis Points	+100 Basis Points	-100 Basis Points	-200 Basis Points	Policy Limit
June 30, 2008
% Change in Net Interest Income	5.34%	2.71%	-3.31%	-7.95%	±10%
% Change in Fair Value of Capital	5.81%	3.15%	-3.02%	-5.98%	±20%
December 31, 2007
% Change in Net Interest Income	4.12%	2.07%	-2.55%	-5.62%	±10%
% Change in Fair Value of Capital	5.89%	2.88%	-3.26%	-6.50%	±20%

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that Peoples Bancorp, Inc. files under the Securities and Exchange Act of 1934 with the Securities and Exchange Commission, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including the President and Chief Executive Officer (the “CEO”), who also serves as the Chief Financial Officer (the “CFO”), to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls was carried out as of June 30, 2008 under the supervision and with the participation of management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On or about June 26, 2008, Edwin and Rosalie Kuechler filed a complaint against the Bank in the Circuit Court for Kent County, Maryland. This suit relates to a commercial loan made by the Bank that was guaranteed by the plaintiffs, which guaranty is secured by an indemnity deed of trust on the plaintiffs’ personal residence. The commercial loan is in default and the Bank is attempting to seek recourse against the plaintiffs, as guarantors. The plaintiffs allege, among other things, various violations by the Bank of the federal Truth-in-Lending Act and that the plaintiffs are entitled to rescission of the guaranty, and to recover for illegal banking practices arising from the Bank’s demands for payment, intentional infliction of emotional distress arising from the Bank’s demands for payment, and professional negligence and intentional and negligent misrepresentation relating to alleged oral and written representations made to the plaintiffs by the Bank outside the written transaction documents. In addition to rescission, the plaintiffs are requesting compensatory and punitive damages in the amount of $950,000. The Bank removed this case to the United States District Court for the District of Maryland on or about July 3, 2008. Because this loan was a commercial loan, the Bank believes that (i) the federal Truth-in-Lending Act does not apply to the commercial loan or the guaranty or afford the plaintiffs any rights with respect thereto, (ii) the commercial loan documents, including the guaranty, permit the Bank to demand payment from the plaintiffs, and (iii) Maryland’s statute of frauds bars the plaintiffs’ claims relating to any oral or written representations not contained in the transaction documents.  The Bank believes strongly that this suit is frivolous and was instituted in bad faith and it is vigorously defending these claims, although there can be no guaranty as to its outcome or its impact on the Bank.

Item 1A. Risk Factors.

The risks and uncertainties to which our Company’s financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2007. Management does not believe that any material changes in these risk factors have occurred since December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table provides information about shares of common stock purchased by or on behalf of Peoples Bancorp, Inc. and its affiliates (as defined by Exchange Act Rule 10b-18) during the three-month period ended June 30, 2008:

	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Period
April 2008	0	0	0	0
May 2008	6,000	$80.00	6,000	29,951
June 2008	0	0	0	0
Total	6,000	$80.00	6,000	29,951

Note: (1) During June of 2007, 3,500 shares were purchased from Nylon Capital Shopping Center, Inc. pursuant to a stock repurchase program that was approved by the Board of Directors of the Company at its May 30, 2007 meeting. The repurchase program authorizes the Company to purchase up to 5% of its outstanding stock over the next 36 months, at times and prices determined by the President. The Company’s previous repurchase authorization expired on January 22, 2006. 5,000 shares were purchased from Nylon Capital Shopping Center, Inc. during May 2008.The husband of director Patricia Joan Ozman Horsey is the President, Treasurer and director of Nylon Capital Shopping Center, Inc.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on May 28, 2008, the stockholders of Peoples Bancorp, Inc. were asked to vote upon the election of 12 directors to serve on the Board of Directors of Peoples Bancorp, Inc. for one-year terms and until their successors are duly elected and qualify (“Proposal 1”). The stockholders also were asked to ratify the selection of Rowles & Company, LLP as our independent auditing and accounting firm for 2008 (“Proposal 2”). The Board of Directors submitted these matters to a vote through the solicitation of proxies.

The results of Proposal 1 were as follows:

Nominees (terms expire 2008)	For	Against	Abstain	Broker Non-Votes
E. Jean Anthony.	624,757	0	432	4,214
Robert W. Clark, Jr.	624,757	0	432	4,214
LaMonte E. Cooke	624,557	200	432	4,214
Gary B. Fellows	624,757	0	432	4,214
Herman E. Hill, Jr.	624,757	0	432	4,214
Patricia Joan Ozman Horsey	624,157	600	432	4,214
P. Patrick McClary	624,557	200	432	4,214
Alexander P. Rasin, III	622,735	2,022	432	4,214
Stefan R. Skipp	624,757	0	432	4,214
Thomas G. Stevenson	623,857	900	432	4,214
Elizabeth A. Strong	624,757	0	432	4,214
William G. Wheatley	624,757	0	432	4,214

The results of Proposal 2 were as follows: 625,023 votes for the proposal; 2,358 votes against the proposal; 630 abstentions; and 4,214 broker non-votes.

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

PEOPLES BANCORP, INC.

Date: August 11, 2008	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer
& Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)