Form 10-Q
period 2008-09-30
PEOPLES BANCORP INC/MD
filed 2008-11-13
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 779,512 shares of common stock issued and outstanding as of November 1, 2008

PEOPLES BANCORP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets	September 30,	December 31,
	2008	2007
ASSETS	(unaudited)
Cash and due from banks	$3,180,287	$5,399,704
Federal funds sold	3,309,260	4,440,438
Cash and cash equivalents	6,489,547	9,840,142
Securities available for sale	4,036,192	5,037,273
Securities held to maturity (approximate fair
value of $12,232,299 and $13,198,704)	12,050,953	13,026,151
Federal Home Loan Bank stock, at cost	2,494,000	2,897,600
Loans, less allowance for loan losses
of $1,527,496 and $2,328,792	214,915,760	220,425,725
Premises and equipment	6,681,626	5,901,649
Goodwill and intangible assets	726,681	767,932
Accrued interest receivable	1,611,661	1,814,574
Deferred income taxes	1,124,833	1,121,746
Foreclosed real estate	375,000	0
Other assets	916,178	974,970
Total Assets	$251,422,431	$261,807,762
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest-bearing	$33,911,380	$36,630,744
Interest-bearing	130,454,693	132,421,505
	164,366,073	169,052,249
Securities sold under repurchase agreements
and federal funds purchased	12,780,520	9,041,476
Federal Home Loan Bank advances	43,000,000	53,000,000
Other borrowings	176,935	192,597
Accrued interest payable	482,092	521,219
Other liabilities	2,106,855	1,960,427
	222,912,475	233,767,968
Stockholders' equity
Common stock, par value $10 per share, 1,000,000 shares
authorized; issued and outstanding 779,512 shares at
September 30, 2008 and 785,512 shares at December 31,2007	7,795,120	7,855,120
Additional paid in capital	2,920,866	2,920,866
Retained earnings	18,531,113	17,997,286
	29,247,099	28,773,272
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available for sales securities	29,302	32,967
Unfunded liability of defined benefit plan	(766,445)	(766,445)
	28,509,956	28,039,794
Total Liabilities and Stockholders’ Equity	$251,422,431	$261,807,762

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend revenue
Loans, including fees	$3,692,342	$4,127,285	$11,212,858	$12,139,387
U. S. government agencies securities	184,146	215,022	582,196	651,940
Deposits in other banks	1,750	1,730	14,538	8,022
Federal funds sold	17,291	46,840	87,672	94,161
Equity securities	37,797	42,878	124,277	120,812
Total interest and dividend revenue	3,933.326	4,433.755	12,021,541	13,014,322
Interest expense
Deposits	850,687	984,257	2,678,583	2,785,282
Borrowed funds	575,321	734,953	1,881,406	2,136,048
Total interest expense	1,426,008	1,719,210	4,559,989	4,921,330

Net interest income	2,507,318	2,714,545	7,461,552	8,092,992

Provision for loan losses	440,000	10,000	1,040,000	40,000
Net interest income after
provision for loan losses	2,067,318	2,704,545	6,421,552	8,052,992

Noninterest revenue
Service charges on deposit accounts	255,534	264,290	747,426	737,193
Insurance commissions	340,621	318,988	1,000,897	956,978
Other noninterest revenue	71.024	68.359	241,025	233,054
Total noninterest revenue	667,179	651,637	1,989,348	1,927,225

Noninterest expenses
Salaries and employee benefits	1,090,179	1,061,669	3,326,645	3,042,528
Occupancy	122,453	74,025	310,972	254,745
Furniture and equipment	69,575	63,078	208,906	179,110
Other operating	526,540	439,126	1,427,926	1,252,984
Total noninterest expenses	1,808,747	1,637,898	5,274,449	4,729,367

Income before income taxes	925,750	1,718,284	3,136,451	5,250,850
Income taxes	338,820	636,832	1,156,243	1,965,612
Net income	$586,930	$1,081,452	$1,980,208	$3,285,238

Earnings per common share	$0.75	$1.38	$2.53	$4.17

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007				Accumulated
		Additional		other
		paid-in	Retained	comprehensive	Comprehensive
	Common Stock	capital	earnings	income	income

Balance, December 31, 2006	$7,890,120	$2,920,866	$15,632,965	$(836,795)

Net income	—	—	3,285,238	—	$3,285,238
Unrealized gain on investment
securities available for sale net
of income taxes of $18,053	—	—	—	28,693	28,693
Comprehensive income					$3,313,931
Repurchase of stock	(35,000)	—	(220,500)	—
Cash dividend, $1.25 per share	—	—	(976,905)	—
Balance, September 30, 2007	$7,855,120	$2,920,866	$17,720,798	$(808,102)

Balance, December 31, 2007	$7,855,120	$2,920,866	$17,997,286	$(733,478)

Net income	—	—	1,980,208	—	$1,980,208
Unrealized loss on investment
securities available for sale net
of income taxes of $2,387	—	—	—	(3,665)	(3,665)
Comprehensive income					$1,976,543
Repurchase of stock	(60,000)	—	(420,000)	—
Cash dividend, $1.25 per share	—	—	(1,026,381)	—
Balance, September 30, 2008	$7,795,120	$2,920,866	$18,531,113	$(737,143)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended
	September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$12,269,892	$12,527,507
Fees and commissions received	1,989,348	1,768,992
Cash paid to suppliers and employees	(5,380,883)	(4,045,713)
Interest paid	(4,599,116)	(4,855,759)
Taxes paid	(967,322)	(1,965,612)
	3,311,919	3,429,415
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(990,994)	(1,551,845)
Loans made, net of principal collected	4,398,189	(9,755,873)
Proceeds from maturities and calls of securities
Available for sale	1,000,000	2,000,000
Held to maturity	3,501,036	1,002,058
Purchase of securities Available for Sale	0	0
Purchase of securities held to maturity	(2,505,170)	(2,037,521)
Purchase of FHLB Stock	403,600	(364,500)
Acquisition of Insurance Agency	0	(884,634)
	5,806,661	(11,592,315)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	1,714,446	6,211,235
Other deposits	(6,400,622)	1,231,912
Securities sold under repurchase agreements	3,739,044	(6,386,480)
Advances under (repayments of) notes payable	(10,000,000)	9,000,000
Repayments of other borrowings	(15,662)	(199,180)
Repurchase of Stock	(480,000)	(255,500)
Dividends paid	(1,026,381)	(976,905)
	(12,469,175)	8,625,082
NET INCREASE (DECREASE) IN CASH	(3,350,595)	462,182
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	9,840,142	7,465,410
CASH AND EQUIVALENTS AT END OF PERIOD	$6,489,547	$7,927,592

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) (continued)

	For the nine months ended
	September 30,
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED	2008	2007
FROM OPERATING ACTIVITIES
Net income	$1,980,208	$3,285,238
ADJUSTMENTS
Depreciation and amortization	211,017	163,815
Provision for loan losses	1,040,000	40,000
Amortization of intangible assets	41,250	41,250
Security discount accretion, net of premium amortization	(26,338)	(43,925)
Decrease (increase) in
Accrued interest receivable	202,913	(423,785)
Income tax refund receivable	188,921	0
Other assets	(505,129)	111,062
Increase (decrease) in
Deferred origination fees and costs, net	71,776	(19,106)
Accrued Interest payable and other liabilities	107,301	274,866
	$3,311,919	$3,429,415

Supplemental disclosure
Fair value of assets acquired	$0	$686,499
Fair value of liabilities assumed	0	(634,797)
Purchase price in excess of assets acquired	0	832,932
Net cash paid for acquisition	$0	$884,634

Loans transferred to foreclosed real estate	$375,000	$0

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. (the “Company”) and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency ( the “Insurance Agency”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the nine months ended September 30, 2008 and 2007, total comprehensive income, net of taxes, was $1,976,543 and $3,313,931, respectively. Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers. Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur. These obligations are not recorded in the Company’s financial statements. The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies. The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral. The table below represents unfunded obligations at September 30, 2008 and December 31, 2007.

	At September 30, 2008	December 31, 2007

Revolving Home Equity Lines	$3,689,826	$3,717,964
1-4 Family Residential Construction loans	$868,814	$991,715
Commercial Real Estate	$5,663,568	$5,864,181
Other Unused Commitments	$17,890,334	$15,382,454
Commercial Letters of Credit	$4,910,885	$4,636,444

5.	Earnings Per Share

Earnings per common share is derived by dividing net income available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 779,512 and 784,167 for the three- and nine-month periods ended September 30, 2008, respectively. For the three- and nine-month periods ended September 30, 2007, the weighted average number of shares of common stock outstanding was 785,512 and 788,517, respectively.

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

During the nine months ended September 30, 2008 and 2007, the Bank recognized net periodic costs for this plan of $213,846 and $212,393, respectively. During the nine months ended September 30, 2008, the Bank contributed $214,842 to the plan.

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

Selected financial information by line of business, is included in the following table:

For the nine months ended September 30, 2008	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$7,470,387	($8,835)	$0	$7,461,552
Provision for loan losses	1,040,000	0	0	1,040,000
Net interest income after provision	6,430,387	(8,835)	0	6,421,552

Noninterest revenue	984,816	1,004,532	0	1,989,348
Noninterest expense	4,470,498	803,951	0	5,274,449
Income before income taxes	2,944,705	191,746	0	3,136,451
Income taxes	1,092,627	63,616	0	1,156,243
Net income	$1,852,078	$128,130	$0	$1,980,208

Average assets	$254,768,066	$1,547,267	($278,919)	$256,036,414

For the nine months ended September 30, 2007	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$8,102,756	($9,764)	$0	$8,092,992
Provision for loan losses	40,000	0	0	40,000
Net interest income after provision	8,062,756	(9,764)	0	8,052,992

Noninterest revenue	965,716	961,509	0	1,927,225
Noninterest expense	3,953,766	775,601	0	4,729,367
Income before income taxes	5,074,706	176,144	0	5,250,850
Income taxes	1,897,743	67,869	0	1,965,612
Net income	$3,176,963	$108,275	$0	$3,285,238

Average assets	$248,929,824	$1,051,414	($179,810)	$249,801,428

8.	Insurance Agency Acquisition

On January 2, 2007, the Company acquired all of the outstanding common stock of the Insurance Agency for approximately $1,000,000. The Insurance Agency has an office located in Chestertown Maryland.

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

During the nine months ended September 30. 2008, the Company recorded amortization of intangible assets of $41,250.

9.	Fair Value

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. The adoption of SFAS No. 157 had no effect on the Company’s December 31, 2007 and September 30, 2008 Consolidated Balance Sheets or the Consolidated Statement of Income for the nine months ended September 30, 2008.

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

	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Securities	$4,036,192	$4,036,192	$—	$—

Foreclosed real estate - The Company’s foreclosed real estate is measured at fair value less cost to sell. As of September 30, 2008, the fair value of foreclosed real estate was estimated to be $375,000. Fair value was determined based on offers and/or appraisals. Cost to sell the real estate was based on standard market factors. The Bank has categorized its foreclosed real estate as level 3. At the time the property was foreclosed the Company recorded a $40,000 charge-off to the allowance for loan losses.

10.	Recent Accounting Standards

The following are recent accounting pronouncements approved by the Financial Accounting Standards Board (FASB). These Statements will not have any material impact on the financial statements of the Company.

FASB Statement No. 160 (revised 2007), Noncontrolling Interests in Consolidated Financial Statement amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Statement No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. Statement No. 160 is effective at the beginning of the Company’s first fiscal year after December 15, 2008. Management does not expect that Statement No. 160 will have a material impact on the Company’s results of operations or financial position.

FASB Statement No. 141 (revised 2007), Business Combinations. This Statement will significantly change the accounting for business combinations in a number of areas, including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development costs and restructuring costs. Additionally, under this Statement, changes in deferred tax asset valuation allowances and acquired income uncertainties in a business combination after the measurement period will impact income tax expense. The provisions of this standard are effective beginning January 1, 2009. Management does not expect that this Statement will have a material impact on the Company’s results of operations or financial position.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of FASB Statement No. 133 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. Management does not expect Statement No. 161 will have a material impact on the Company’s results of operations or financial position.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Peoples Bancorp, Inc. is a Maryland corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended, located in Chestertown, Kent County, Maryland. The Company was incorporated on December 10, 1996 to serve as the holding company of The Peoples Bank (the “Bank”), a Maryland commercial bank, which it acquired on March 24, 1997. On January 2, 2007, the Company acquired Fleetwood, Athey, Macbeth & McCown, Inc. (the “Insurance Agency”).

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

The Bank is building a branch location in Sudlersville, Queen Anne’s County, Maryland. The cost is estimated to be $1,300,000 with an anticipated completion date of November 2008. The branch will have 2584 square feet of office/teller space and will be staffed initially with four employees. As a result of this expansion, noninterest expenses are expected to increase in the fourth quarter of 2008.

The Insurance Agency has roots dating back to the 1920s, when The Fleetwood-Kirby Agency was formed. In 1977, that agency was merged with several other well-respected insurances agencies to form Fleetwood, Athey, Macbeth & McCown, Inc. The Insurance Agency operates from one location in Kent County and provides a full range of insurance products to businesses and consumers. Product lines include property, casualty, life, marine, long term care and health insurance.

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

RESULTS OF OPERATIONS

General

For the three- and nine-month periods ended September 30, 2008, the Company reported net income of $586,930, or $0.75 per share, and $1,980,208, or $2.53 per share, respectively, compared to $1,081,452, or $1.38 per share, and $3,285,238, or $4.17 per share, respectively, for the same periods in 2007. The decreases for the three months (45.73%) and nine months (39.72%) ended September 30, 2007 over the same period last year resulted primarily from decreased net interest income and increased loan loss reserve. The Insurance Agency produced net income of $38,760 for the three-month period ended September 30, 2008 and net income of $128,130 for the nine-month period ended September 30, 2008, compared to $29,648 and $108,275, respectively, for the corresponding periods last year.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets. The Company’s net interest margin for the nine-month period ended September 30, 2008 was 4.19%, compared to 4.63% for the same period in 2007. The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. The net margin may also be adversely impacted by a number of unpredictable factors which cannot be predicted and are beyond our control.

Net interest income for the three-month period ended September 30, 2008 was $2,507,318, which represents a decrease of $207,227 or 7.63% over net interest income for the same period in 2007. Net interest income for the nine-month period ended September 30, 2008 was $7,461,552, which represents a decrease of $631,440 or 7.80% over the net interest income for the first nine months of 2007. The primary contributor to this decrease was lower interest rates on loans and deposits in other banks. This was a direct result of a 225 basis-point reduction in the federal funds rate during the first nine months of 2008, from 4.25% at December 31, 2007 to 2.00% at September 30, 2008. This reduction had a significant and immediate impact on the overall yield on earning assets, while reductions on the rates we pay on deposit have lagged due to certificate of deposit rates that do not re-price until the certificate matures.

Interest revenue for the three and nine months ended September 30, 2008 totaled $3,933,326 and $12,021,541, respectively, compared to $4,433,755 and $13,014,322, respectively, for the same periods last year, representing decreases of $500,429 (11.29%) and $992,781 (7.63%), respectively. Although our average loan balances have increased by $3,666,567 (net of the allowance for loan losses) when compared to the first nine months of 2007, we experienced a $926,529 decrease in interest income earned on loans primarily because of the aforementioned rate reductions.

Interest expense for the three- and nine-month periods ended September 30, 2008 totaled $1,426,008 and $4,559,989, respectively, compared to $1,719,210 and $4,921,330, respectively, for the same periods last year, representing decreases of $293,202 or 17.05% and $361,341 or 7.34%, respectively. Since loan balances have decreased slightly during the first nine months of 2008, the Company was able to decrease its Federal Home Loan Bank (“FHLB”) borrowings from $53,000,000 at December 31, 2007 to $43,000,000 at September 30, 2008, resulting in a $254,642 decrease in borrowed funds interest expense for the first nine months of 2008 when compared to the same period last year. Advances from the FHLB were $52,700,000 at September 30, 2007. The Company assumed approximately $450,000 of debt in connection with the acquisition of the Insurance Agency. This debt has been reduced to $176,935 at September 30, 2008.

A table of the Company’s average balances, interest and yields follows.

Average Balances, Interest, and Yield

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2008			September 30, 2007
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$4,498,846	$87,672	2.60%	$2,334,825	$94,161	5.39%
Interest-bearing deposits	790,825	15,242	2.57%	194,138	8,394	5.78%
Investment securities:
U. S. government agency	16,985,593	610,382	4.80%	18,719,580	683,498	4.88%
Other	0	0	0.00%	27,095	405	2.00%
FHLB of Atlanta Stock	2,690,997	130,297	6.47%	2,822,188	126,238	5.98%
Total investment securities	19,676,590	740,679	5.03%	21,568,863	810,141	5.02%
Loans:
Demand and time	40,701,755	2,071,033	6.80%	42,573,695	2,944,397	9.25%
Mortgage	172,906,349	8,916,216	6.89%	166,681,555	8,935,825	7.17%
Installment	4,526,663	280,406	8.27%	4,798,496	309,356	8.62%
Total loans	218,134,767	11,267,655	6.90%	214,053,746	12,189,578	7.61%
Allowance for loan losses	2,230,762			1,816,309
Total loans, net of allowance	215,904,005	11,267,655	6.97%	212,237,437	12,189,578	7.68%
Total interest-earning assets	240,870,266	12,111,248	6.72%	236,335,263	13,102,274	7.41%
Non-interest-bearing cash	4,876,536			4,606,782
Premises and equipment	6,067,583			5,188,392
Other assets	4,222,029			3,670,991
Total assets	$256,036,414			$249,801,428
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$36,053,328	78,390	0.29%	$36,813,087	160,488	0.58%
Money market and supernow	17,274,283	132,380	1.02%	16,744,070	203,503	1.62%
Other time deposits	80,324,358	2,467,813	4.10%	74,525,969	2,421,291	4.34%
Total interest-bearing deposits	133,651,969	2,678,583	2.68%	128,083,126	2,785,282	2.91%
Borrowed funds	58,095,060	1,881,406	4.33%	62,247,941	2,136,048	4.59%
Total interest-bearing liabilities	191,747,029	4,559,989	3.18%	190,331,067	4,921,330	3.46%
Noninterest-bearing deposits	33,748,179			30,833,556
	225,495,208			221,164,623
Other liabilities	1,987,756			2,405,103
Stockholders’ equity	28,553,450			26,231,702
Total liabilities and stockholders’ equity	$256,036,414			$249,801,428
Net interest spread			3.54%			3.95%
Net interest income		$7,551,259			$8,180,944
Net margin on interest-earning assets			4.19%			4.63%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Provision for Loan Losses

The provision for loan losses was $1,040,000 for the first nine months of 2008, compared to $40,000 for the same period of 2007. The increase in the provision was in response to the increase in net charge-offs, loan growth, and specific allocations for impaired loans and an increase in non-accrual loans. Additional information regarding risk elements in the loan portfolio, the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses are discussed below in the section entitled “Loan Quality”.

Noninterest Revenue

Noninterest revenue for the three- and nine-month periods ended September 30, 2008 totaled $667,179 and $1,989,348, respectively, which represent increases of 2.39% and 3.22%, respectively, over the $651,637 and $1,927,225, respectively, that was earned in the same periods in 2007. The increases resulted primarily from increased commission income of $43,919 (4.59%) earned by the Insurance Agency during the first nine months of 2008 when compared to the same period in 2007. We expect the Insurance Agency to generate lower revenue and net income during the remaining three months of 2008.

Noninterest Expense

The Company recorded noninterest expense of $1,808,747 and $5,274,449 for the three- and nine-month periods ended September 30, 2008, respectively, compared to $1,637,898 and $4,729,367, respectively for the same periods in 2007, representing increases of $170,849 or 10.43% and $545,082 or 11.53%, respectively. The increases are attributable to increased salaries and employee benefits of $284,117 for the first nine months of 2008, which is the result of opening our Church Hill office in late 2007. In addition to the costs associated with rising fuel and energy costs, we are preparing for the opening of a new office in Sudlersville, Maryland.

Income Tax Expense

The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2008 was 36.6% and 36.9%, respectively, compared to 37.1% and 37.4% for the same periods in 2007. The Company’s income tax expense was $338,820 and $1,156,243 for the three- and nine-months ended September 30, 2008, respectively, compared to $636,832 and $1,965,612, respectively, for the same periods in 2007. The decreases of $298,012 (46.80%) and $809,369 (41.18%) for the three- and nine-month periods ended September 30, 2008, respectively, when compared the same periods in 2007 were comparable to the percentage decreases in income before income taxes.

FINANCIAL CONDITION

Overview

Total assets of the Company at September 30, 2008 were $251,422,431, compared to $261,807,762 at December 31, 2007, representing a decrease of $10,385,331 or 3.97%.

Total liabilities at September 30, 2007 were $222,912,475, compared to $233,767,968 at December 31, 2007, representing a decrease of $10,855,493 or 4.64%.

Stockholders’ equity was $28,509,956 at September 30, 2008, compared to $28,039,794 at December 31, 2007, representing an increase of $470,162. The increase was due to net income for the period totaling $1,980,208 offset by a $3,665 increase in the unrealized loss on securities available for sale net of income taxes, by stock repurchases of $480,000 and dividends paid to stockholders of $1,026,381.

Return on average equity for the nine months ended September 30, 2008 was 9.26%, compared to 16.74% for the same period in 2007. Return on average assets was 1.03% for the nine months ended September 30, 2008, compared to 1.76% for the same period in 2007.

Composition of Loan Portfolio

At September 30, 2008, loans, net of unearned income, were $214,915,760, a decrease of $5,509,965 since December 31, 2007. Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $215,904,005 and $212,237,437 during the first nine months of 2008 and 2007, respectively, which constituted 89.63% and 89.80% of average interest-earning assets for the respective periods. For the nine months ended September 30, 2008, our average loan to deposit ratio was 128.97%, compared to 133.55% for the nine months ended September 30, 2007. The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. Our ratio of average loans to deposits plus borrowed funds was 95.75% for the nine months ended September 30, 2008, compared to 95.96% for the nine months ended September 30, 2007. The Company extends credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County. There are no industry concentrations in our loan portfolio. A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region will likely influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of September 30, 2008 is adequate to cover possible losses in the loan portfolio identified as of that date; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required. Because of the current economic conditions in our market area and a decline in local real estate values, management anticipates that it will add additional reserves to the allowance in the fourth quarter of 2008 to cover potential future losses that may be identified in that quarter.

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

The allowance for loan losses decreased to $1,527,496 at September 30, 2008, compared to $2,328,792 at December 31, 2007. The provision for loan losses was $1,040,000 for the first nine months of 2008, compared to $40,000 for the same period of 2007. The decrease in the provision for loan losses in the first nine months of 2008 compared to the same period of 2007 was in response to the increase in net charge-offs, loan growth, the results of our quarterly review of the adequacy of the factors discussed previously, and specific allocations for impaired loans. As of September 30, 2008 and December 31, 2007, the allowance for loan losses compared to gross loans was 0.71% and 1.05%, respectively. As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate. Additionally, the current economic environment has caused a decline in real estate sales. Consequently, we have closely reviewed and applied sensitivity analysis to collateral values to more adequately measure potential future losses. Where necessary, we have obtained new appraisals on collateral. Specific allocations of the allowance have been provided in these instances where losses may occur.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Nine months ended	Nine months ended	Year ended
	September 30,	September 30,	December 31,
	2008	2007	2007
Balance at beginning of year	$2,328,792	$1,860,283	$1,860,283
Loan losses:
Commercial	1,331,712	81,189	82,881
Mortgages	490,000	0	0
Consumer	26,259	18,314	31,882
Total loan losses	1,847,971	99,503	114,763
Recoveries on loans previously charged off
Commercial	3,868	0	0
Mortgages	0	2,271	2,271
Consumer	2,807	912	1,001
Total loan recoveries	6,675	3,183	3,272

Net loan losses (recoveries)	1,841,296	96,320	111,491
Provision for loan losses charged to expense	1,040,000	40,000	580,000
Balance at end of year	$1,527,496	$1,803,963	$2,328,792

Allowance for loan losses to loans outstanding
at end of period	0.71%	0.83%	1.05%

Management believes it has identified and charged off all significant losses in the loan portfolio. The ratio of the allowance for loan losses to loans outstanding has decreased due to this effort to charge off the losses. Although management believes it has identified all significant losses in the portfolio, there can be no assurance that additional losses will not occur in future periods.

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

The Company had loans past due 90 days or more including nonaccrual loans of $4,452,250 and $5,449,838 at September 30, 2008 and December 31, 2007, respectively. These loans are detailed below:

Risk Elements of Loan Portfolio

Nonaccrual Loans
	September 30, 2008	December 31, 2007
Commercial	$906,539	$2,462,002
Mortgage	1,638,386	415,000
Consumer	0	0
	2,544,925	2,877,002

Accruing Loans Past Due 90 Days or More
Commercial	22,442	396,003
Mortgage	1,782,436	2,162,828
Consumer	102,447	14,005
	1,907,325	2,572,836
	$4,452,250	$5,449,838

Gross interest income of $181,683 for the first nine months of 2008, $59,586 for fiscal year 2007 and $646 for the first nine months of 2007 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms. Interest actually recorded on such loans was $9,683 for the first nine months of 2008, $663 for fiscal year 2007 and $620 for the first nine months of 2007.

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management has identified all significant impaired loans as of September 30, 2008 and has made the appropriate change to the bank’s loan loss reserve.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $5,568,842 or 4.35% to $133,651,969 for the nine months ended September 30, 2008, from $128,083,126 for the same period in 2007. Average noninterest-bearing deposits increased $2,914,623 or 9.45% to $33,748,179 for the nine months ended September 30, 2008, from $30,833,556 for the same period in 2007. Average total deposits increased 5.34% or $8,483,466 to $167,400,148 for the nine months ended September 30, 2008 from $158,916,682 for the same period in 2007. Borrowings at September 30, 2008, from the Federal Home Loan Bank of Atlanta, decreased to $43,000,000 from $53,000,000 at December 31, 2007, a decrease of 18.87%.

Deposits, particularly core deposits, and borrowed funds have been our primary source of funding and have enabled us to meet both our short-term and long-term liquidity needs. Management anticipates that such deposits will continue to grow and continue to be our primary source of funding for the foreseeable future. It should be noted, however, that investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, typically increases when the economy and stock markets perform well. Increased investor confidence in nondeposit investment products in future periods would likely have an adverse impact on our deposit growth. In addition, changes in governmental monetary policy, especially interest rates, may impact our ability to attract and retain deposits.

Short-term Borrowings

The following table sets forth the our position with respect to short-term borrowings for September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
	Amount	Rate	Amount	Rate

Federal Home Loan Bank (daily re-price)	$0	—%	$0	—%
Retail Repurchase Agreements	8,880,520	2.04%	9,041,476	2.85%
Federal Funds Borrowed	3,900,000	2.38%	0	—%
Total	$12,780,520		$9,041,476

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

The Bank had lines of credit of $16,500,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds with correspondent banks at September 30, 2008.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $16,500,000 from correspondent banks, namely, Community Bankers Bank and M & T Bank. The Bank is also a member of the Federal Home Loan Bank of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $43,879,123 of which $43,000,000 has been advanced as of September 30, 2008. We also have the ability to borrow secured funds through the Federal Reserve’s Discount window as necessary.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Company’s capital ratios as of September 30, 2008 to the minimum ratios required by federal banking regulators is presented below.

		Minimum	To be well
	Actual	Requirements	capitalized
Tier 1 risk-based capital	13.03%	4.00%	6.00%
Total risk-based capital	13.75%	8.00%	10.00%
Leverage ratio	11.02%	4.00%	5.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk is to interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk, both of which are discussed in Item 7 of Part II of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2007 under the caption “Market Risk Management”. Management believes that there have been no material changes in our market risks or the procedures used to evaluate and mitigate these risks since December 31, 2007. The simulation models that we use to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital produced the following results as of September 30, 2008 and December 31, 2007:

Immediate Change in Rates

	Immediate Change in Rates
	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit

September 30, 2008
% Change in Net Interest Income	5.01%	2.49%	-3.01%	-6.81%	+10%
% Change in Fair Value of Capital	7.67%	3.73%	-3.60%	-7.26%	+20%

December 31, 2007
% Change in Net Interest Income	4.12%	2.07%	-2.55%	-5.62%	+10%
% Change in Fair Value of Capital	5.89%	2.88%	-3.26%	-6.50%	+20%

Item 4T.	Controls and Procedures.

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

An evaluation of the effectiveness of these disclosure controls was carried out as of September 30, 2008 under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risks and uncertainties to which our financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2007. The following discussion updates a risk factor that was contained in the Annual Report on Form 10-K to reflect recent changes in economic conditions.

The majority of our business is concentrated in Maryland; a significant amount of our business is concentrated in real estate lending.

Because most of our loans are made to customers who reside on Maryland’s upper Eastern Shore, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse. Further, we make many real estate secured loans, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good. The national and local economies have significantly weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market. As a result, real estate values across the country, including in our market areas, have decreased and the general availability of credit, especially credit to be secured by real estate, has also decreased. These conditions have made it more difficult for real estate owners and owners of loans secured by real estate to sell their assets at the times and at the prices they desire. In addition, these conditions have increased the risk that the market values of the real estate securing our loans may deteriorate, which could cause us to lose money in the event a borrower fails to repay a loan and we are forced to foreclose on the property. There can be no guarantee as to when or whether economic conditions will improve.

Additionally, the Board of Governors of the Federal Reserve Board (the “FRB”) and the FDIC, along with the other federal banking regulators, issued final guidance on December 6, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending. Based on our commercial real estate concentration as of September 30, 2008, we may be subject to further supervisory analysis during future examinations. We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

Other than as discussed above, management does not believe that any material changes in our risk factors have occurred since December 31, 2007.

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

PEOPLES BANCORP, INC.

Date: November 12, 2008
By:  /s/ Thomas G. Stevenson

Thomas G. Stevenson
President/Chief Executive Officer & Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of the CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)