Form 10-K
period 2008-12-31
PEOPLES BANCORP INC/MD
filed 2009-03-26
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $48,810,800.

The number of shares outstanding of the registrant’s common stock as of March 1, 2009 was 779,512.

Documents Incorporated by Reference

Portions of the definitive proxy statement to be filed with the SEC in connection with the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

On January 2, 2007, the Company acquired the Insurance Subsidiary and began operating in the insurance products and services business segment.  Prior to that date, we operated in only one business segment:  community banking.

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

Banking Products and Services

Through the Bank’s five branches located throughout Kent County, Maryland and two branches in Queen Anne’s County, Maryland, we offer a full range of deposit services that are typically offered by most depository institutions in our service area, including checking accounts, NOW accounts, savings accounts and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit.  The transaction accounts and time certificates are tailored to our principal service area and have rates that are competitive with those offered by other institutions in the area.  In addition, we offer certain retirement account services, such as Individual Retirements Accounts.  All deposits are insured by the Federal Deposit Insurance Corporation (the “FDIC”) up to the maximum amount allowed by law.  We solicit these accounts from individuals, businesses, associations and organizations, and governmental authorities.

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

Information about our revenues, net income and assets derived from our operations in the community banking segment for each of the years ended December 31, 2008 and 2007 may be found in our Consolidated Financial Statements and Notes thereto, which are included in Item 8 of Part II of this annual report.

Investment Activities

We maintain a portfolio of investment securities to provide liquidity and income.  The current portfolio amounts to approximately 5.61% of our total assets and is invested primarily in U.S. government agency and mortgage-backed securities.

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

Employees

At March 1, 2009, we employed 80 persons, of which 68 were employed on a full-time basis.

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

The following table sets forth deposit data for Kent County, Maryland as of June 30, 2008, the most recent date for which comparative information is available (the Bank’s Sudlersville branch in Queen Anne’s County was not operational on or prior to June 30, 2008:

Institution	Offices In Market Area	Deposits (in thousands)	Market Share
PNC Bank National Assn	5	166,204	33.48%
Peoples Bank of Kent County, Maryland	5	165,548	33.34%
Chesapeake Bank & Trust Co	2	62,942	12.68%
Branch Banking & Trust Co	2	43,590	8.78%
Centreville National Bank of Maryland	2	31,286	6.30%
SunTrust Bank	1	26,921	5.42%

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

Regulation of Financial Holding Companies

In November 1999, the federal Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law.  Effective in pertinent part on March 11, 2000, the GLB Act revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution.  Under the GLB Act, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company”.  The GLB Act provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures.

Under FRB policy, the Company is expected to act as a source of strength to its subsidiary bank, and the FRB may charge the Company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank when required.  In addition, under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), depository institutions insured by the FDIC can be held liable for any losses incurred by, or reasonably anticipated to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.  Accordingly, in the event that any insured subsidiary of the Company causes a loss to the FDIC, other insured subsidiaries of the Company could be required to compensate the FDIC by reimbursing it for the estimated amount of such loss.  Such cross guaranty liabilities generally are superior in priority to obligations of a financial institution to its stockholders and obligations to other affiliates.

Regulation of the Bank

Federal and state banking regulators may prohibit the institutions over which they have supervisory authority from engaging in activities or investments that the agencies believe are unsafe or unsound banking practices.  These banking regulators have extensive enforcement authority over the institutions they regulate to prohibit or correct activities that violate law, regulation or a regulatory agreement or which are deemed to be unsafe or unsound practices.  Enforcement actions may include the appointment of a conservator or receiver, the issuance of a cease and desist order, the termination of deposit insurance, the imposition of civil money penalties on the institution, its directors, officers, employees and institution-affiliated parties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the removal of or restrictions on directors, officers, employees and institution-affiliated parties, and the enforcement of any such mechanisms through restraining orders or other court actions.

The Bank is subject to the provisions of Section 23A and Section 23B of the Federal Reserve Act.  Section 23A limits the amount of loans or extensions of credit to, and investments in, the Company and its nonbank affiliates by the Bank.  Section 23B requires that transactions between any of the Bank and the Company and its nonbank affiliates be on terms and under circumstances that are substantially the same as with non-affiliates.

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

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”) to decrease the cost of bank funding and, hopefully, normalize lending.  This program is comprised of two components. The first component guarantees senior unsecured debt issued between October 14, 2008 and June 30, 2009.  The guarantee will remain in effect until June 30, 2012 for such debts that mature beyond June 30, 2009.  The second component provides full coverage for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.50 percent or less, regardless of account balance, until December 31, 2009.  We elected to participate in both programs and expect FDIC premiums to increase in 2009 as a result.

The GLB Act permits certain qualified national banks to form “financial subsidiaries”, which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential financial activities of subsidiaries of state banks, subject to applicable state law.  Maryland law generally permits Maryland state-chartered banks, including the Bank, to engage in those activities, directly or through an affiliate, in which a national bank may engage.

Deposit Insurance

The deposits at the Bank are insured to a maximum of $100,000 per depositor through the Deposit Insurance Fund, which is administered by the FDIC, and the Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC.  The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005, which was signed into law on February 8, 2006.  Under this new law, (i) the current $100,000 deposit insurance coverage will be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation.  In addition, the FDIC will be given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.  The law also allows “eligible insured depository institutions” to share in a one-time assessment credit pool.  The Bank’s portion of the one time credit assessment was $132,329.  This credit was used up in 2008.  Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted to temporarily raise the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  The legislation states the limit will return to $100,000 after December 31, 2009.  The coverage for retirement accounts did not change and remains at $250,000.  The Bank expensed a total of $100,907 in FDIC premiums during 2008.  Further information about deposit insurance premiums is provided in Item 7 of Part II of this report under the heading “Recent Developments”.

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

FDICIA established a system of prompt corrective action to resolve the problems of undercapitalized institutions.  Under this system, federal banking regulators are required to rate supervised institutions on the basis of five capital categories: “well -capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized;” and to take certain mandatory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories.  The severity of the actions will depend upon the category in which the institution is placed.  A depository institution is “well capitalized” if it has a total risk based capital ratio of 10% or greater, a Tier 1 risk based capital ratio of 6% or greater, and a leverage ratio of 5% or greater and is not subject to any order, regulatory agreement, or written directive to meet and maintain a specific capital level for any capital measure.  An “adequately capitalized” institution is defined as one that has a total risk based capital ratio of 8% or greater, a Tier 1 risk based capital ratio of 4% or greater and a leverage ratio of 4% or greater (or 3% or greater in the case of an institution with a composite CAMELS rating of 1).  Tier 1 capital consists of common stockholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less certain intangibles.

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

As of December 31, 2008, the Company and the Bank were deemed to be “well capitalized”.  For more information regarding the capital condition of the Company and the Bank, see Item 7 of Part II of this annual report under the caption “Capital”.

Limitations on Dividends

Holders of shares of the Company’s common stock are entitled to dividends if, when, and as declared by the Company’s Board of Directors out of funds legally available for that purpose, and the Board’s ability to declare dividends is subject to certain restrictions imposed under federal banking law and state banking and corporate law.  These restrictions are discussed in more detail below in Item 1A of Part I of this report under the caption “Our ability to pay dividends is limited”.

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

The Company’s future depends on the successful growth of its Affiliates.

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

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government.  Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (i.e., net interest income), including advances from the Federal Home Loan Bank (the “FHLB”).  Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities and is measured in terms of the ratio of the interest rate sensitivity gap to total assets.  More assets repricing or maturing than liabilities over a given time period is considered asset-sensitive and is reflected as a positive gap, and more liabilities repricing or maturing than assets over a given time period is considered liability-sensitive and is reflected as negative gap.  An asset-sensitive position (i.e., a positive gap) could enhance earnings in a rising interest rate environment and could negatively impact earnings in a falling interest rate environment, while a liability-sensitive position (i.e., a negative gap) could enhance earnings in a falling interest rate environment and negatively impact earnings in a rising interest rate environment.  Fluctuations in interest rates are not predictable or controllable.  We have attempted to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates, but there can be no assurance that these attempts will be successful in the event of such changes.

The market value of our investments could decline.

As of December 31, 2008, we had classified 28.85% of our investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (“SFAS 115”) relating to accounting for investments.  SFAS 115 requires that the available-for-sale portfolio be “marked to market” and that unrealized gains and losses be reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income.  The remaining investment securities are classified as held-to-maturity in accordance with SFAS 115, and are stated at amortized cost.

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

The Bank is a member of the FHLB of Atlanta.  A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing.  Accordingly, we maintain investments in stock issued by the FHLB of Atlanta.  In recent months, the banking industry has become concerned about the financial strength of the banks in the FHLB system, and some FHLB banks have stopped paying dividends on and redeeming FHLB stock.  On January 30, 2009, the FHLB of Atlanta announced that it was deferring the declaration of a dividend on its stock for the quarter ended December 31, 2008 until it completes its year-end analysis of other-than-temporary impairment which is critical to its net income determination.  The FHLB of Atlanta stated that it anticipates a decision regarding the dividend to be made in March 2009.  Accordingly, there can be no guaranty that the FHLB of Atlanta will declare future dividends.  Moreover, accounting guidance indicates that an investor in FHLB stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor's view of an FHLB’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on the FHLB, and accordingly, on the members of the FHLB and its liquidity and funding position. After evaluating all of these considerations, we believe the par value of our FHLB stock will be recovered, but future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

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

In addition, current banking laws facilitate interstate branching, merger activity among banks, and expanded activities in which banks, their holding companies and their affiliates may engage.  These laws may increase the competition we face in our market areas in the future, although management cannot predict the degree to which such competition will impact our financial condition or results of operations.

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

Our regulatory expenses will likely increase due to the enactment of the Emergency Economic Stabilization Act and related government programs.

Among other things, the EESA included a provision to increase the amount of deposits insured by FDIC to $250,000.  The TLGP provides, until December 31, 2009, unlimited deposit insurance on funds in non-interest-bearing transaction deposit accounts and certain IOLTAs and NOW accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the newly issued senior debt of all FDIC-insured institutions and their holding companies issued between October 14, 2008 and June 30, 2009.  All eligible institutions were covered under the TLGP for the first 30 days without incurring any costs.  After the initial period, participating institutions will be assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt.  We elected to participate in both portions of the TLGP, so we expect to incur additional regulatory fees associated with our participation.

Customer concern about deposit insurance may cause a decrease in deposits held at the Bank.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC.  Customers may withdraw deposits from the Bank in an effort to ensure that the amount they have on deposit with us is fully insured.  Decreases in deposits may adversely affect our funding costs and net income.

Our funding sources may prove insufficient to replace deposits and support our future growth.

We rely on customer deposits, advances from the FHLB, and lines of credit at other financial institutions to fund our operations.  Although we have historically been able to replace maturing deposits and advances if desired, no assurance can be given that we would be able to replace such funds in the future if our financial condition or the financial condition of the FHLB or market conditions were to change.  Our financial flexibility will be severely constrained and/or our cost of funds will increase if we are unable to maintain our access to funding or if financing necessary to accommodate future growth is not available at favorable interest rates.  Finally, if we are required to rely more heavily on more expensive funding sources to support future growth, our revenues may not increase proportionately to cover our costs.  In this case, our profitability would be adversely affected.

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

Our lending activities subject us to the risk of environmental liabilities.

A significant portion of our loan portfolio is secured by real property.  During the ordinary course of business, we may foreclose on and take title to properties securing certain loans.  In doing so, there is a risk that hazardous or toxic substances could be found on these properties.  If hazardous or toxic substances are found, we may be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.  Although we have policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards.  The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on our financial condition and results of operations.

We may be subject to other claims and the costs of defensive actions.

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

We may be adversely affected by other recent legislation.

As discussed above, the GLB Act repealed restrictions on banks affiliating with securities firms and permits bank holding companies that become financial holding companies to engage in additional financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities that are currently not permitted for bank holding companies.  Although the Company is a financial holding company, this law may increase the competition we face from larger banks and other companies.  It is not possible to predict the full effect that this law will have on us.

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

Our ability to pay dividends is limited.

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

Shares of the Company’s common stock are not insured.

Investments in shares of the Company’s common stock are not deposits and are not insured against loss by the government.

Shares of the Company’s common stock are not heavily traded.

There is no established trading market for the shares of common stock of the Company, and transactions are infrequent and privately negotiated by the buyer and seller in each case.  See Item 5 of Part II of this annual report for further market information.  Management cannot predict the extent to which an active public market for these securities will develop or be sustained in the future.  Securities that are not heavily traded can be more volatile than stock trading in an active public market.  Factors such as our financial results, the introduction of new products and services by us or our competitors, and various factors affecting the banking industry generally may have a significant impact on the market price of our common stock.  In recent years, the stock market has experienced a high level of price and volume volatility, and market prices for the securities of many companies have experienced wide price fluctuations that have not necessarily been related to their operating performance.  Accordingly, the Company’s stockholders may not be able to sell their shares at the volumes, prices, or times that they desire.

The Company’s Articles of Incorporation and Maryland law may discourage a corporate takeover.

The Company’s Articles of Incorporation, as amended, requires that any proposed merger, share exchange, consolidation, reverse stock split, sale, exchange, lease of all or substantially all of the assets of the Company or any similar transaction be approved by the affirmative vote of 75% of the outstanding shares of the Company’s common stock.

The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder.  An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% percent or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock.  The Maryland Control Share Acquisition Act applies to acquisitions of “control shares”, which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the corporation in the election of directors within any of the following ranges of voting power:  one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power.  Control shares have limited voting rights.

Although these provisions do not preclude a takeover, they may have the effect of discouraging, delaying or deferring a tender offer or takeover attempt that a stockholder might consider in his or her best interest, including those attempts that might result in a premium over the market price for the common stock.  These provisions could potentially adversely affect the market price of the Company’s common stock.

Item 1B.      Unresolved Staff Comments.

None.

Item 2.         Properties.

Other than for our operating purposes, we do not invest in real estate.  We own and operate branches at the following locations:

Location	Type of Office	Square Footage
100 Spring Avenue in Chestertown, Maryland 21620	Main Office	16,000
600 Washington Avenue, Chestertown, Maryland 21620	Branch	3,500
166 North Main Street, Galena, Maryland 21635	Branch	2,000
21337 Rock Hall Avenue, Rock Hall, Maryland 21661	Branch	2,000
31905 River Road, Millington, Maryland 21651	Branch	2,584
1005 Sudlersville Road, Church Hill, Maryland 21623	Branch	2,584
223 East Main Street, Sudlersville, MD 21668	Branch	2,584
100 Talbot Boulevard, Chestertown, Maryland 21620	Insurance Agency	3,000

We also own property located off of Route 544 in Chestertown, Maryland which is being held for possible future expansion purposes.

Item 3.         Legal Proceedings

As previously reported, Edwin and Rosalie Kuechler filed a complaint against the Bank in the Circuit Court for Kent County, Maryland on or about June 26, 2008.  The suit related to a commercial loan made by the Bank that was guaranteed by the plaintiffs, which guaranty is secured by an indemnity deed of trust on the plaintiffs’ personal residence.  The commercial loan is in default and the Bank is attempting to seek recourse against the plaintiffs, as guarantors.  The plaintiffs alleged, among other things, various violations by the Bank of the federal Truth-in-Lending Act and that the plaintiffs are entitled to rescission of the guaranty, and to recover for illegal banking practices arising from the Bank’s demands for payment, intentional infliction of emotional distress arising from the Bank’s demands for payment, and professional negligence and intentional and negligent misrepresentation relating to alleged oral and written representations made to the plaintiffs by the Bank outside the written transaction documents.  In addition to rescission, the plaintiffs requested compensatory and punitive damages in the amount of $950,000.  The Bank removed this case to the United States District Court for the District of Maryland on or about July 3, 2008.  On March 9, 2009, the United States District Court for the District of Maryland issued an order granting the Bank’s motion for summary judgment and entered judgment in favor of the Bank and against the plaintiffs on all counts.  On March 18, 2009, the plaintiffs filed a motion with the Court asking it to reconsider the judgment.

Item 4.         Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.         Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2009, the Company had 632 stockholders of record.  Although certain brokers make a market in the shares of the Company’s common stock through the over-the-counter market, which are reported on the Pink Sheets, LLC (symbol:  “PEBC.PK”), we believe there is no established trading market for the shares of common stock, that transactions are infrequent, and that most transactions are privately negotiated.  Management cannot predict whether any market will develop in the near future.  The following table sets forth, to the best knowledge of the Company, the high and low sales prices for the shares of the Company’s common stock, along with the cash dividends paid, for each quarterly period of 2007 and 2008.  There may have been sales during these periods of which the Company is not aware.  These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.  The last sale known to the Company occurred on March 17, 2009 and the price was reported on the Pink Sheets as $54.00 per share.

	2007			2008
	Price Range		Price Range	Price Range		Dividends
	High	Low		High	Low
First Quarter	$76.00	$65.00	$0.41	$80.00	$80.00	$0.43
Second Quarter	78.00	65.00	0.41	88.00	58.00	0.44
Third Quarter	77.00	55.00	0.42	80.00	61.00	0.44
Fourth Quarter	80.00	50.00	0.43	80.00	46.00	0.44

In 2007 and 2008, the Company paid cash dividends to stockholders totaling $1,314,674 and $1,639,366, respectively.  Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return.  The Company’s ability to pay dividends is limited by federal and Maryland law and is generally dependent on the ability of the Bank to declare and pay dividends to the Company, which is also limited by law.  For more information regarding these limitations, see Item 1A of Part I of this annual report under the caption, “Our ability to pay dividends is limited”.  There can be no assurance that dividends will be declared in any fiscal quarter.

The transfer agent for the shares of common stock of the Company is:

The Peoples Bank
100 Spring Ave
Chestertown, MD 21620
410-778-3500

The Company and its affiliates (as defined by Exchange Act Rule 10b-18) did not purchase any shares of the Company’s common stock during the three-month period ended December 31, 2008.

The Company has not adopted any compensation plan or arrangement pursuant to which our executive officers may receive shares of the Company’s common stock.

Item 6.         Selected Financial Data.

The Company is a smaller reporting company and, as such, is not required to include the information required by this item.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of our consolidated financial condition and results of operations should be read in conjunction with the our consolidated financial statements and related notes and other statistical information included in Item 8 of Part II of this annual report.

Recent Developments

On February 27, 2009, the FDIC announced a proposed rule outlining its plan to implement an emergency special assessment of 20 basis points on all insured depository institutions in order to restore the Deposit Insurance Fund to an acceptable level.  The assessment, which would be payable on September 30, 2009, would be in addition to a planned increase in premiums and a change in the way regular premiums are assessed which the FDIC also approved on February 27, 2009.  In addition, the proposed rule provides that, after June 30, 2009, if the reserve ratio of the Deposit Insurance Fund is estimated to fall to a level that that the FDIC believes would adversely affect public confidence or to a level which is close to or less than zero at the end of a calendar quarter, then an additional emergency special assessment of up to 10 basis points may be imposed on all insured depository institutions.  If this rule is adopted as proposed, it will significantly increase the Bank’s FDIC premiums in 2009.

As discussed above, the FDIC recently announced the TLGP that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000, as well as a 100% guarantee of the newly issued senior debt of all FDIC-insured institutions and their holding companies. All eligible institutions were covered under the program for the first 30 days without incurring any costs. After the initial period, participating institutions will be assessed a charge of 10 basis points per annum for the additional insured deposits and a charge of 75 basis points per annum for guaranteed senior unsecured debt.  We have elected to participate in the TLGP, and we anticipate that our regulatory costs will increase as a result.

Overview

We recorded a 44.53% decrease in net income for 2008 over 2007.  Basic net income per share for 2008 was $2.77, compared to $4.96 for 2007, which represents a decrease of 44.15%.

Return on average assets decreased to ..85% for 2008 from 1.55% for 2007.  Return on average stockholders’ equity for 2008 was 7.59%, compared to 14.74% for 2007.  Average assets increased to $254,748,849 in 2008, or a 1.19% increase over 2007.  Average loans net of loan loss increased .76% in 2008 to $215,730,819.  During 2008, average deposits increased 4.02% to $167,112,744 when compared to 2007.  Average stockholders’ equity increased 7.78% for the year ended December 31, 2008 totaling $28,504,565, compared to 2007.

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

RESULTS OF OPERATIONS

We reported net income of $2,162,877, or $2.77 per share, for the year ended December 31, 2008, compared to $3,899,495, or $4.96 per share, for the year ended December 31, 2007.  This represents a decrease for 2008 of $1,736,618 or 44.53% when compared to 2007.

Net Interest Income

The primary source of our income is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.  The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between our interest-earning assets and our interest-bearing funding sources.  The table “Average Balances, Interest, and Yields” that appears below shows our average volume of interest-earning assets and interest-bearing liabilities for 2008 and 2007, and related income/expense and yields.  Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities.  The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits.  The table “Analysis of Changes in Net Interest Income” shows the amount of net interest income change from rate changes and from volume changes.

For the year ended December 31, 2008, net interest income decreased $1,089,401, or 10.13%, to $9,665,277 from $10,754,678 for the year ended December 31, 2007.  The decrease in net interest income in 2008 was the result of a $1,851,515 decrease in interest income offset by a $762,114 decrease in interest expense.  In 2008, deposits decreased moderately and our borrowed funds decreased with loan demand.  Net income decreased because the yield earned on loans declined faster than yields on deposits and borrowed funds.  The yield on interest-earning assets on a fully taxable equivalent basis was 7.37% in 2007 and 6.54% in 2008, with the combined effective rate on deposits and borrowed funds following the same fluctuation by decreasing from 3.47% in 2007 to 3.09% in 2008.

The key performance measure for net interest income is the “net margin on interest-earning assets”, or net interest income divided by average interest-earning assets.  Our net interest margin for 2008 on a fully taxable equivalent basis was 4.08%, compared to 4.57% for 2007.  Management attempts to maintain a net margin on interest-earning assets of 4.50% or higher.  The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster or declines slower than the return on loans and securities.  Although such expectations are based on management’s judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management’s expectations cannot be assured.

Average Balances, Interest, and Yields
	For the Year Ended			For the Year Ended
	December 31, 2008			December 31, 2007
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Federal funds sold	$4,054,833	$92,497	2.28%	$2,331,261	$122,213	5.24%
Interest-bearing deposits	606,756	15,319	2.52%	173,848	9,826	5.65%
Investment securities:
U. S. government agency	16,577,158	794,095	4.79%	18,514,279	900,919	4.87%
Other securities	-	-	-%	11,992	405	3.38%
FHLB of Atlanta stock	2,641,479	149,560	5.66%	2,841,196	172,182	6.06%
Total investment securities	19,218,637	943,655	4.91%	21,367,467	1,073,506	5.02%
Loans:
Commercial	40,699,926	2,732,868	6.71%	43,148,598	3,880,169	8.99%
Real estate	172,627,810	11,522,045	6.67%	168,030,602	12,029,755	7.16%
Consumer	4,453,285	368,602	8.28%	4,799,881	411,913	8.58%
Total loans	217,781,021	14,623,515	6.71%	215,979,081	16,321,837	7.56%
Allowance for loan losses	2,050,202			1,878,686
Total loans, net of allowance	215,730,819	14,623,515	6.78%	214,100,395	16,321,837	7.62%
Total interest-earning assets	239,611,045	15,674,986	6.54%	237,972,971	17,527,382	7.37%
Noninterest-bearing cash	4,602,456			4,780,429
Premises and equipment	6,146,570			5,317,744
Other assets	4,388,778			3,692,513
Total assets	$254,748,849			$251,763,657
Liabilities and Stockholders’ Equity
Interest-bearing deposits
Savings and NOW deposits	$35,298,361	98,691	0.28%	$36,517,815	197,973	0.54%
Money market and supernow	17,413,552	162,757	0.93%	17,054,896	279,370	1.64%
Other time deposits	80,475,959	3,226,487	4.01%	75,627,295	3,318,208	4.39%
Total interest-bearing deposits	133,187,872	3,487,935	2.62%	129,200,006	3,795,551	2.94%
Borrowed funds	57,208,973	2,404,095	4.20%	62,323,960	2,858,593	4.59%
Total interest-bearing liabilities	190,396,845	5,892,030	3.09%	191,523,966	6,654,144	3.47%
Noninterest-bearing deposits	33,924,871			31,452,061
	224,321,716			222,976,027
Other liabilities	1,922,568			2,340,051
Stockholders’ equity	28,504,565			26,447,579
Total liabilities and
Stockholders’ equity	$254,748,849			$251,763,657
Net interest spread			3.45%			3.90%
Net interest income		$9,782,956			$10,873,238
Net margin on interest-earning assets			4.08%			4.57%

Interest on tax-exempt loans and investments are reported on a fully taxable equivalent basis (a non GAAP financial measure).

Analysis of Changes in Net Interest Income
	Year ended December 31,			Year ended December 31,
	2008 compared with 2007			2007 compared with 2006
	variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume
Earning assets
Federal funds sold	$(29,716)	$(91,139)	$61,423	$27,502	$6,978	$20,524
Interest-bearing deposits	5,493	(7,898)	13,391	6,490	552	5,938
Investment securities:
U. S. government agency	(106,824)	(13,840)	(92,984)	14,757	67,457	(52,700)
Other	(405)	-	(405)	405	203	202
FHLB stock	(22,622)	(10,930)	(11,692)	34,397	14,758	19,639
Loans:
Demand and time	(1,147,301)	(937,311)	(209,990)	137,257	(23,030)	160,287
Mortgage	(507,710)	(830,423)	322,713	1,097,434	541,189	556,245
Consumer	(43,311)	(14,275)	(29,036)	2,461	19,014	(16,553)
Total interest revenue	(1,852,396)	(1,905,816)	53,420	1,320,703	627,121	693,582

Interest-bearing liabilities
Savings and NOW deposits	(99,282)	(92,878)	(6,404)	(28,638)	(11,195)	(17,443)
Money market and supernow	(116,613)	(122,370)	5,757	61,420	59,467	1,953
Other time deposits	(91,721)	(296,637)	204,916	600,331	422,415	177,916
Other borrowed funds	(454,498)	(229,618)	(224,880)	450,794	95,903	354,891
Total interest expense	(762,114)	(741,503)	(20,611)	1,083,907	566,590	517,317

Net interest income	$(1,090,282)	$(1,164,313)	$74,031	$236,796	$60,531	$176,265

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).
The variance that is due both to rate and volume is divided proportionally between the rate and volume variance.

Noninterest Revenue

Noninterest revenue for the 12 months ended December 31, 2008 was $2,531,167, compared to $2,444,800 in 2007.  This increase resulted primarily from insurance commissions and increases in service charge income and overdraft checking fees during 2008 when compared to 2007.  The Insurance Subsidiary’s insurance commissions accounted for $66,414 of the increase when compared to 2007.  A significant portion of the service charges represented debit card fees, which totaled $193,374 (a 5.43% increase over 2007).  These cards are gaining increased acceptance among our customer base.

The following table presents the principal components of noninterest revenue for the years ended December 31, 2008 and 2007:

Noninterest Revenue
	2008	2007
Service charges on deposit accounts	$997,133	$986,299
Insurance commissions	1,238,240	1,171,826
Other noninterest revenue	295,794	286,675
Total noninterest revenue	$2,531,167	$2,444,800
Noninterest revenue as a percentage of average total assets	0.99%	0.97%

Noninterest Expense

Noninterest expense for the 12-month period ended December 31, 2008 increased by $641,820, or 10.02%, to $7,048,557, from $6,406,737 in 2007.  The largest components of these increases were to the Bank’s regulatory assessment and to other expenses.  We recognized a $209,829, or 55.75%, increase in other expenses to $588,199 from $376,371 in 2007, as a direct result of costs associated with the collection of delinquent loans.  Regulatory assessments increased $83,581, or 216.83%, as the result of increased FDIC insurance premiums.  The opening of the Bank’s new branches in Church Hill, Maryland and Sudlersville, Maryland contributed to the 20.64% increase in occupancy expense to $443,281 and the 11.26% increase in furniture and equipment expense to $287,923.  The Church Hill office opened in late August of 2007 and the Suddlersville office opened December of 2008.

The following table presents the principal components of noninterest expense for the years ended December 31, 2008 and 2007:

Noninterest Expense
	2008	2007
Compensation and related expenses	$4,288,674	$4,062,905
Occupancy expense	443,281	367,453
Furniture and equipment expense	287,923	258,795
Data processing and correspondent bank costs	618,312	583,474
Director fees	134,384	131,957
Postage	85,114	84,986
Office supplies	78,276	79,323
Professional fees	121,125	110,981
Printing and stationery	46,596	41,746
Public relations and contributions	69,346	82,993
Telephone	41,809	38,558
Regulatory assessments	122,127	38,546
Loan products	21,983	33,764
Advertising	73,020	85,578
Insurance	26,670	29,307
Other	589,917	376,371

Total noninterest expense	$7,048,557	$6,406,737
Noninterest expense as a percentage of average total assets	2.77%	2.54%

Income Taxes

Our effective income tax rate was 37.0% in 2008 and 37.2% in 2007.

Results for the Fourth Quarter of 2008

Net income for the three months ended December 31, 2008 was $182,669, compared to $614,258 for the corresponding period in 2007.  Earnings per share for the fourth quarters of 2008 and 2007 were $0.23 and $0.78, respectively.  Decreases in gross revenues combined with increases in noninterest expenses and a substantial increase in the provisions for loan loss, offset by decreased income taxes, contributed to the decline in net income for the fourth quarter of 2008 when compared to the same period last year.

Before provisions for loan losses, the net interest income decrease of $457,961, from $2,661,686 for the three months ended December 31, 2007 to $2,203,725 for the three months ended December 31, 2008, was due primarily to loan revenues and interest expense reducing in direct corralation to the reduction in loan and deposit account balances.  Comparing the fourth quarter of 2008 to the fourth quarter of 2007, interest revenue decreased $858,735 while interest expense decreased $400,774, with $199,857 of the decrease related to borrowed funds.  The provision for loan losses was increased by $135,000 to $675,000 during the fourth quarter of 2008, compared to $540,000 in 2007.

Noninterest income for the fourth quarter of 2008 increased $24,244 over the same period of 2007 to $541,819.  This increase was due primarily to an increase of insurance commissions of $22,495 for the fourth quarter of 2008 over the fourth quarter of 2007.

Total noninterest expense increased $96,739 to $1,774,109 for the quarter ended Decermber 31, 2008, from $1,677,370 for the corresponding quarter of 2007.  This increase is primarily the result of a $41,165 increase in our FDIC insurance premiums which is part of our regulatory assessment to $45,738 for the fourth quarter of 2008 from $4,573 for the fourth quarter of 2007.  Other expense inceased $74,062 to $234,207 for the fourth quarter of 2008 from $160,145 for the same period in 2007.  This expense increased as a direct result of costs associated with the collection of delinquent loans.

FINANCIAL CONDITION

Assets

Total assets decreased 3.79% to $251,894,235 at December 31, 2008 when compared to assets at December 31, 2007.  Average total assets for 2008 were $254,748,849, an increase of 1.19% over 2007.  The loan portfolio represented 90.03% of average earning assets in 2008, compared to 89.97% in 2007, and was the primary source of income for the Company.

Funding for loans is provided primarily by core deposits, fed funds, and FHLB borrowings.  Total deposits decreased 1.96% to $165,738,573 at December 31, 2008 when compared to 2007.

Composition of Loan Portfolio

Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.  Average loans, net of the allowance for loan losses, were $215,730,819 and $214,100,395 for 2008 and 2007, respectively, which constituted 90.03% and 89.97% of average interest-earning assets for the respective years.  At December 31, 2008, our loan to deposit ratio was 129.53%, compared to 130.39% at December 31, 2007, while the ratio of average loans to average deposits was 129.09 % and 133.27% for 2008 and 2007, respectively.  The securities sold under agreements to repurchase function like deposits with the securities providing collateral in place of the FDIC insurance.  The Bank also borrows from correspondent banks and the FHLB to fund loans.  Our ratio of average loans to average deposits plus borrowed funds was 96.17% for the year December 31, 2008, compared to 96.02% for the year ended December 31, 2007.  We extend loans primarily to customers located in and near Kent County, Queen Anne’s County and Cecil County in Maryland.  There are no industry concentrations in our loan portfolio.  A substantial portion of our loans are, however, secured by real estate and, accordingly, the real estate market in the region will influence the performance of our loan portfolio.

The following table sets forth the composition of our loan portfolio at December 31, 2008 and 2007:

Composition of Loan Portfolio
	2008		2007
		Percent		Percent
	Amount	of total	Amount	of total
Commercial	$36,754,882	16.97%	$40,822,119	18.34%
Real estate – residential	60,579,916	27.98%	56,041,357	25.18%
Real estate - commercial	104,175,727	48.11%	105,838,014	47.56%
Construction	7,255,246	3.35%	10,996,273	4.94%
Consumer	7,767,095	3.59%	8,827,512	3.98%

Total loans	216,532,866	100.00%	222,525,275	100.00%

Deferred costs, net of deferred fees	148,822		229,242

Allowance for loan losses	(2,001,739)		(2,328,792)

Net loans	$214,679,949		$220,425,725

The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio at December 31, 2008:

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
	December 31, 2008
	One year	Over one	Over five
	or less	through five years	years	Total

Commercial	$35,344,561	$1,362,946	$47,375	$36,754,882
Real estate – residential	26,538,622	34,041,294	0	60,579,916
Real estate - commercial	58,166,841	46,008,886	0	104,175,727
Construction	7,068,051	187,195	0	7,255,246
Consumer	5,160,401	2,531,922	74,772	7,767,095
Total	$132,278,476	$84,132,243	$122,147	$216,532,866

Fixed interest rate	$40,929,210	$37,668,219	$74,772	$78,672,201
Variable interest rate	91,349,266	46,464,024	47,375	137,860,665

Total	$132,278,476	$84,132,243	$122,147	$216,532,866

At December 31, 2008, $137,860,665, or 63.67%, of the total loans were either variable-rate loans or loans written on demand.

Off-Balance Sheet Arrangements

In the normal course of business, to meet the financing needs of our customers, we are a party to financial instruments with off-balance sheet risk.  These financial instruments include commitments to extend credit and standby letters of credit.  Our exposure to credit loss in the event of nonperformance by the other party to these financial instruments is represented by the contractual amount of the instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  We generally require collateral or other security to support the financial instruments with credit risk.  The amount of collateral or other security is determined based on management’s credit evaluation of the counterparty.  We evaluate each customer’s creditworthiness on a case-by-case basis.

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

Loan Quality

The allowance for loan losses represents a reserve for probable losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention.  The determination of the reserve level rests upon management’s judgment about factors affecting loan quality and assumptions about the economy.  Management considers the year-end allowance appropriate and adequate to cover probable losses in the loan portfolio; however, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

Risk Elements of Loan Portfolio
	For the Years Ended December 31
	2008	2007

Non-Accrual Loans	$3,670,657	$2,877,002
Accruing Loans Past Due 90 Days or More	1,491,878	2,572,836

The following table, “Allocation of Allowance for Loan Losses”, shows the specific allowance applied by loan type and also the general allowance included in the allowance for loan losses at December 31, 2008 and 2007:

Allocation of Allowance for Loan Losses
	2008		2007
	Percentage (1)		Percentage (1)
Commercial	$496,678	16.97%	$1,189,836	18.34%
Real estate	979,635	79.44%	919,367	77.68%
Consumer	92,570	3.59%	132,350	3.98%
Unallocated	432,856		87,239
Total	$2,001,739	100.00%	$2,328,792	100.00%

(1)	Percentage of loans in category to total loans

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate.  The provision for loan loss was $1,715,000 in 2008, which represents an increase of  $1,135,000 over the $580,000 that was funded in 2007.  We added to our reserves in anticipation of potential losses in connection with the higher than normal balances of nonaccrual loans and loans accruing 90 days or more past due. The following table shows information about the allowance for loan losses for each of the last two years:

Allowance for Loan Losses
	2008	2007
Balance at beginning of year	$2,328,792	$1,860,283
Loan losses:
Commercial	1,452,890	82,881
Mortgages	570,665	0
Consumer	66,142	31,882
Total loan losses	2,089,697	114,763
Recoveries on loans previously charged off
Commercial	4,688	0
Mortgages	40,000	2,271
Consumer	2,956	1,001
Total loan recoveries	47,644	3,272
Net loan losses	2,042,053	111,491
Provision for loan losses charged to expense	1,715,000	580,000
Balance at end of year	$2,001,739	$2,328,792

Allowance for loan losses to loans outstanding at end of year	0.92%	1.05%

Net charge-offs to average loans	0.94%	0.05%

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

We had nonperforming loans of $5,162,535 and $5,449,838 at December 31, 2008 and 2007, respectively.  As of December 31, 2008, we had $1,407,000 in foreclosed other real estate, which is considered nonperforming assets.  Nonperforming asset totals at December 31, 2007 were the same as nonperforming loan totals.  Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful.  Management considers the nonaccrual loans as of December 31, 2008 to be impaired loans.

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

The following table sets forth the maturities and weighted average yields of the investment portfolio as of December 31, 2008.

	3 Months or Less		Over 3 Months to 1 Year		1 – 5 Years		5-10 Years		Over 10 Years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Held to Maturity:
U.S. government agencies	$999,039	4.34%	$-	-	$9,049,531	4.49%	$-	-	$-	-
Mortgage backed securities	-	-	-	-	7,145	4.61%	-	-	-	-

Total Held to Maturity	$999,039	4.34%	$-	-	$9,056,676	4.49%	$-	-	$-	-
Available for Sale:
U.S. government agencies	$1,009,600	5.08%	$3,068,298	4.73%	-	-	$-	-	$-	-

Total Available for Sale	$1,009,600	5.08%	$3,068,298	4.73%	-	-	$-	-	$-	-

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures.  Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets.  The funds invested in federal funds sold also provide liquidity, as do lines of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks.  The aggregate amount available from correspondent banks under all lines of credit at December 31, 2008 was $21,500,000.  Additionally, the Bank has a partially funded line of credit from the FHLB of Atlanta.  This line is secured by the Bank’s residential mortgage loan portfolio.

Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 17.04% of average deposits for 2008, compared to 17.84% for 2007.

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

The interest rate sensitivity position at December 31, 2008 is presented in the table “Interest Sensitivity Analysis”.  The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.  We were asset-sensitive for all time horizons except for the after five year time frame in which we were liability-sensitive.  For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline.  Because all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis

	December 31, 2008
	Within	After three	After one
	Three	but within	but within	After
	Months	twelve months	five years	five years	Total
Assets
Earning assets
Interest-bearing deposits	$13,230	$0	$0	$0	$13,230
Federal funds sold	3,896,890	0	0	0	3,896,890
Investment securities
Available for sale	1,009,600	3,068,298	0	0	4,077,898
Held to maturity	999,039	0	9,056,676	0	10,055,715
Other	0	0	0	2,494,000	2,494,000
Loans	90,467,239	41,811,237	84,132,243	122,147	216,532,866
Total earning assets	$96,385,998	$44,879,535	$93,188,919	$2,616,147	$237,070,599
Liabilities
Interest-bearing liabilities
Money market and Supernow	$16,738,102	$0	$0	$0	$16,738,102
Savings and NOW deposits	33,313,198	0	0	0	33,313,198
Certificates $100,000 and over	3,557,339	2,577,924	20,122,851	0	26,258,114
Certificates under $100,000	4,919,718	10,367,360	39,754,477	0	55,041,555
Securities sold under repurchase agreements & federal funds purchased	11,126,647	602,892	400,000	0	12,129,539
Notes payable	10,000,000	19,000,000	9,000,000	5,173,216	43,173 216
Total interest-bearing liabilities	$79,655,004	$32,548,176	$69,277,328	$5,173,216	$186,653,724

Period gap	$16,730,994	$12,331,359	$23,911,591	$ (2,557,069)	$50,416,875
Cumulative gap	16,730,994	29,062,353	52,973,944	50,416,875	50,416,875
Ratio of cumulative gap to
total earning assets	7.06%	12.26%	22.35%	21.27%	21.27%

In addition to gap analysis, we use simulation models to quantify the effect a hypothetical immediate plus or minus 200 basis point change in rates would have on net interest income and the fair value of capital.  The model takes into consideration the effect of call features of investments as well as prepayments of loans in periods of declining rates.  When actual changes in interest rates occur, the changes in interest earning assets and interest bearing liabilities may differ from the assumptions used in the model.  As of December 31, 2008,  the models produced higher sensitivity profiles than those for net interest income and the fair value of capital in 2007.  They are provided below.

	Immediate Change in Rates
	+200	+100	-100	-200	Policy
	Basis Points	Basis Points	Basis Points	Basis Points	Limit
2008
% Change in Net Interest Income	6.77%	3.40%	-4.07%	-9.50%	+10%
% Change in Fair Value of Capital	8.15%	3.96%	-3.83%	-7.61%	+20%
2007
% Change in Net Interest Income	4.12%	2.07%	-2.55%	-5.62%	+10%
% Change in Fair Value of Capital	5.89%	2.88%	-3.26%	-6.50%	+20%

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $1,127,120, or 0.59%, to $190,396,845 in 2008, compared to $191,523,966 in 2007.  Average interest-bearing deposits increased $3,987,866, or 3.09%, to $133,187,872 in 2008 compared to $129,200,006 in 2007.  Correspondingly, average demand deposits increased $2,472,810, or 7.86%, to $33,924,871 in 2008 from $31,452,061 in 2007.

Total deposits at December 31, 2008 were $165,738,573, a decrease of 1.96% when compared to deposits of $169,052,249 at December 31, 2007.

The following table sets forth the Company’s deposits by category at December 31, 2008 and 2007:
.
	2008		2007
		Percent of		Percent of
	Amount	Deposits	Amount	deposits
Demand deposit accounts	$34,387,604	20.75%	$36,630,744	21.67%
Savings and NOW accounts	33,313,198	20.10%	36,419,455	21.54%
Money market and Supernow accounts	16,738,102	10.10%	16,512,974	9.77%
Time deposits less than $100,000	55,041,555	33.21%	53,030,953	31.37%
Time deposits of $100,000 or more	26,258,114	15.84%	26,458,123	15.65%
Total deposits	$165,738,573	100.00%	$169,052,249	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits decreased $3,113,667 during 2008 primarily due to recent conditions in the economy.  In the past, deposits, particularly core deposits, have been our primary source of funding and have enabled us to meet our short-term liquidity needs.  In recent years, we have borrowed from correspondent banks and the FHLB of Atlanta to meet liquidity needs.  The maturity distribution of our time deposits over $100,000 at December 31, 2008 is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 or More
	December 31, 2008
	Within three Months	After three Through six months	After six through 12 Months	After 12 Months	Total
Certificates of Deposit - $100,000 or more	$3,557,339	$927,601	$1,650,323	$20,122,851	$26,258,114

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

The average balance of borrowings decreased $5,114,987, or 8.21%, in 2008, compared to an increase of $7,799,208, or 14.30%, in 2007.  The decrease in 2008 over 2007 was due primarily to the fact that the Bank has reduced investment securities to reduce our lines of credit particularly at the FHLB of Atlanta during 2008.

Short-term Borrowings

The following table sets forth our position with respect to short-term borrowings for each of the last two years ended December 31:
	2008		2007
	Amount	Rate	Amount	Rate

At year end:
Federal Home Loan Bank (daily re-price)	$5,000,000	0.46%	$0	0.00%
Repurchase Agreements	9,959,539	0.21%	9,041,476	0.96%
Federal Funds Borrowed	2,170,000	0.53%	0	0.00%
	$17,129,539		$9,041,476

Average for the year:
Federal Home Loan Bank (daily re-price)	$415,301	1.45%	$0	0.00%
Retail Repurchase Agreements	9,453,623	1.72%	8,236,694	3.70%
Federal Funds Borrowed	468,618	1.91%	1,626,893	5.87%

Maximum Month End Balance:
Federal Home Loan Bank (daily re-price)	$5,000,000		$0
Retail Repurchase Agreements	10,552,060		9,123,069
Federal Funds Borrowed	3,950,000		6,900,000

The Bank may borrow up to approximately 30% of total assets from the FHLB of Atlanta through any combination of notes or line of credit advances.  Both the notes payable and the line of credit are secured by a floating lien on all of the Bank’s real estate mortgage loans.  The Bank was required to purchase shares of capital stock in the FHLB of Atlanta as a condition to obtaining the line of credit.

We provide collateral of 105% of the repurchase agreement balances by pledging U.S. Government Agency securities.

The Bank has lines of credit of $16,500,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds with correspondent banks at December 31, 2008.

Capital

Under the capital adequacy guidelines of the FRB and the FDIC, the Company and the Bank are required to maintain minimum capital ratios.  These requirements are described above in Item 1 or Part I under “Regulation and Supervision—Capital Requirements”.  At December 31, 2008 and 2007, the Company and the Bank were considered “well-capitalized”.  The table below compares the capital ratios of the Bank with the regulatory minimums.  The Company’s only assets in 2008 other than its equity interest in the Bank were its equity interest in the Insurance Subsidiary and a small amount of cash.  The value of the equity interest in the Insurance Subsidiary at December 31, 2008 did not cause the Company’s capital ratios as of December 31, 2008 to materially differ from the Bank’s ratios.

Analysis of Capital

		Actual Ratios	Actual Ratios
	Required	2008	2007
	Minimums	Bank	Bank
Total risk-based capital ratio	8.0%	13.8%	13.5%
Tier I risk-based capital ratio	4.0%	12.8%	12.5%
Tier I leverage ratio	4.0%	11.1%	10.7%

Accounting Rule Changes

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. It clarifies that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. This Statement is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, Effective Date of FASB Statement No. 157. This FSP defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this Statement did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141, Revised 2007 (SFAS 141R), Business Combinations. SFAS 141R's objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The Company does not expect the implementation of SFAS 141R to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Liabilities. This Statement permits entities to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This pronouncement became effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company has not elected to measure any of its financial instruments at fair value other than securities available for sale and foreclosed real estate.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160's objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 shall be effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the implementation of SFAS 160 to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS 133. SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. SFAS 161 amends and expands the disclosure requirements of SFAS 133 with the intent to provide users financial statements with enhanced understanding of: (a) How and why an entity uses derivatives instruments; (b) How derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the implementation of SFAS 161 to have a material impact on its consolidated financial statements.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The implementation of SFAS 162 did not have a material impact on its consolidated financial statements.

Item 7A.       Quantitative and Qualitative Disclosure About Market Risk.

The information required by this item may be found in Item 7 of this Part II under the caption “FINANCIAL CONDITION—Market Risk Management”, which is incorporated herein by reference.

Item 8.          Financial Statements and Supplementary Data.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Peoples Bancorp, Inc.
Chestertown, Maryland

We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the two year period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP

Baltimore, Maryland
March 17, 2009

CONSOLIDATED BALANCE SHEETS

ASSETS	DECEMBER 31,
	2008	2007
Cash and due from banks	$3,789,925	$5,399,704
Federal funds sold	3,896,890	4,440,438
Cash and cash equivalents	7,686,815	9,840,142
Securities available for sale	4,077,898	5,037,273
Securities held to maturity (fair value of $10,430,709 and $13,198,704)	10,055,715	13,026,151
Federal Home Loan Bank stock, at cost	2,494,000	2,897,600
Loans, less allowance for loan losses of $2,001,739 and $2,328,792	214,679,949	220,425,725
Premises and equipment	6,523,845	5,901,649
Goodwill and intangible assets	712,932	767,932
Accrued interest receivable	1,582,688	1,814,574
Deferred income taxes	858,423	1,121,746
Foreclosed real estate	1,407,000	-
Other assets	1,814,970	974,970
	$251,894,235	$261,807,762
LIABILITIES AND STOCKHOLDERS' EQUITY
	2008	2007
Deposits
Noninterest bearing checking	$34,387,604	$36,630,744
Savings and NOW	33,313,198	36,419,455
Money market and Super NOW	16,738,102	16,512,974
Other time	81,299,669	79,489,076
	165,738,573	169,052,249

Securities sold under repurchase agreements	9,959,539	9,041,476
Federal funds purchased	2,170,000	-
Federal Home Loan Bank advances	43,000,000	53,000,000
Other borrowings	173,216	192,597
Accrued interest payable	441,832	521,219
Other liabilities	1,968,151	1,960,427
	223,451,311	233,767,968
Stockholders' equity
Common stock, par value $10 per share; authorized 1,000,000 shares; issued and outstanding 779,512 shares in 2008 and 785,512 shares in 2007	7,795,120	7,855,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	18,370,797	17,997,286
	29,086,783	28,773,272
Accumulated other comprehensive income (loss)
Unrealized gain on available for sale securities	51,965	32,967
Unfunded liability for defined benefit plan	(695,824)	(766,445)
	28,442,924	28,039,794
	$251,894,235	$261,807,762

The notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
	2008	2007

Interest and dividend revenue
Loans, including fees	$14,550,122	$16,253,268
U.S. government agency securities	757,426	859,323
Federal funds sold	92,497	122,213
Other	157,262	174,018
Total interest and dividend revenue	15,557,307	17,408,822
Interest expense
Deposits	3,487,935	3,795,551
Borrowed funds	2,404,095	2,858,593
Total interest expense	5,892,030	6,654,144
Net interest income	9,665,277	10,754,678
Provision for loan losses	1,715,000	580,000
Net interest income after provision for loan losses	7,950,277	10,174,678
Noninterest revenue
Service charges on deposit accounts	997,133	986,299
Insurance commissions	1,238,240	1,171,826
Other noninterest revenue	295,794	286,675
Total noninterest revenue	2,531,167	2,444,800
Noninterest expense
Salaries	3,256,114	3,053,372
Employee benefits	1,032,560	1,009,533
Occupancy	443,281	367,453
Furniture and equipment	287,923	258,795
Other operating	2,028,679	1,717,584
Total noninterest expense	7,048,557	6,406,737

Income before income taxes	3,432,887	6,212,741

Income taxes	1,270,010	2,313,246

Net income	$2,162,877	$3,899,495

Earnings per common share - basic and diluted	$2.77	$4.96

The notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008 and 2007

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2006	789,012	$7,890,120	$2,920,866	$15,632,965	$(836,795)

Net income	-	-	-	3,899,495	-	$3,899,495
Change in underfunded status of defined benefit plan net of income taxes of $17,020	-	-	-	-	54,089	54,089
Unrealized gain on investment securities available for sale net of income taxes of $31,718	-	-	-	-	49,228	49,228
Comprehensive income						$4,002,812
Repurchase of stock	(3,500)	(35,000)	-	(220,500)	-
Cash dividend, $1.67 per share	-	-	-	(1,314,674)	-

Balance, December 31, 2007	785,512	7,855,120	2,920,866	17,997,286	(733,478)

Net income	-	-	-	2,162,877	-	$2,162,877
Change in underfunded status of defined benefit plan net of income taxes of $46,002	-	-	-	-	70,621	70,621
Unrealized gain on investment securities available for sale net of income taxes of $12,375	-	-	-	-	18,998	18,998
Comprehensive income						$2,252,496
Repurchase of stock	(6,000)	(60,000)	-	(420,000)	-
Cash dividend, $1.75 per share	-	-	-	(1,369,366)	-

Balance, December 31, 2008	779,512	$7,795,120	$2,920,866	$18,370,797	$(643,859)

The notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2008	2007

Cash flows from operating activities
Interest received	$15,834,760	$16,961,337
Fees and commissions received	2,531,167	2,444,801
Interest paid	(5,971,417)	(6,602,672)
Cash paid to suppliers and employees	(6,720,079)	(5,775,379)
Income taxes paid	(1,744,870)	(2,565,718)
	3,929,561	4,462,369
Cash flows from investing activities
Proceeds from maturities and calls of investment securities
Held to maturity	5,501,211	1,002,269
Available for sale	1,000,000	3,000,000
Purchase of investment securities
Held to maturity	(2,505,170)	(3,065,521)
Purchase of Federal Home Loan Bank stock	403,600	(364,500)
Loans made, net of principal collected	2,518,356	(14,903,275)
Purchase of premises, equipment, and software	(906,525)	(1,657,783)
Acquisition of insurance agency, net	-	(884,634)
	6,011,472	(16,873,444)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	1,810,593	7,554,647
Other deposits	(5,124,269)	6,312,018
Securities sold under repurchase agreements and federal funds purchased	3,088,063	(6,532,117)
Federal Home Loan Bank advances, net of repayments	(10,000,000)	9,300,000
Repayments of other borrowings	(19,381)	(278,567)
Dividends paid	(1,369,366)	(1,314,674)
Repurchase of stock	(480,000)	(255,500)
	(12,094,360)	14,785,807

Net increase (decrease) in cash and cash equivalents	(2,153,327)	2,374,732

Cash and cash equivalents at beginning of year	9,840,142	7,465,410

Cash and cash equivalents at end of year	$7,686,815	$9,840,142

The notes to the consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
YEARS ENDED DECEMBER 31,

	2008	2007

Reconciliation of net income to net cash provided by operating activities
Net income	$2,162,877	$3,899,495

Adjustments to reconcile net income to net cash provided by operating activities
Amortization of premiums and accretion of discounts	(34,854)	(53,453)
Provision for loan losses	1,715,000	580,000
Depreciation and software amortization	283,020	243,481
Amortization of intangible assets	55,000	55,000
Write-down of foreclosed real estate	25,000	-
Deferred income taxes	204,946	(252,472)
Decrease (increase) in
Accrued interest receivable	231,886	(368,741)
Other assets	(838,691)	233,679
Increase (decrease) in
Deferred origination fees and costs, net	80,421	(25,293)
Accrued interest payable	(79,387)	51,472
Other liabilities	124,343	99,201
	$3,929,561	$4,462,369

Supplemental disclosure regarding insurance agency acquisition
Fair value of assets acquired	$-	$696,499
Fair value of liabilities assumed	-	(634,797)
Purchase price in excess of net assets acquired	-	822,932
Net cash paid for insurance agency acquisition	$-	$884,634

Other supplemental disclosure
Loans transferred to foreclosed real estate	$1,432,000	$-

The notes to the consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The accounting and reporting policies reflected in the accompanying financial statements conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

Principles of consolidation
Peoples Bancorp, Inc. and its subsidiaries, The Peoples Bank, a financial institution and Fleetwood, Athey, MacBeth & McCown, Inc., an insurance agency, operate primarily in Kent and Queen Anne’s Counties, Maryland.  The consolidated financial statements include the accounts of the Company, the Bank, and the Insurance Subsidiary.  Intercompany balances and transactions have been eliminated.  References in these notes to "the Company" are intended to mean Peoples Bancorp, Inc. and, as the context requires, the Bank or the Insurance Subsidiary.

Nature of business
The Bank which includes a Main office and six branches, offers deposit services and loans to individuals, small businesses, associations, and government entities.  Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders, travelers cheques, and on-line banking with bill payment service.  The Bank also offers credit card services and discount brokerage services through a correspondent.

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

Foreclosed real estate
Real estate acquired through foreclosure is recorded at the lower of cost or fair market value on the date acquired.  In general, cost equals the Company's investment in the property at the time of foreclosure.  Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses.  Subsequent reductions in the estimated value of the property are included in other operating expense.

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

Per share data
Earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding.  The weighted average number of shares outstanding were 781,578 and 786,950 for 2008 and 2007, respectively.  There are no dilutive shares.

2.	Cash and Due from Banks

The Company normally carries balances with other banks that exceed the federally insured limit.  The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $4,411,589 for 2008 and $5,421,260 for 2007.

Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances.  The Company's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	cost	gains	losses	value
Available for sale
U. S. government agency	$3,992,083	$85,815	$-	$4,077,898

Held to maturity
U. S. government agency	$10,048,570	$375,170	$-	$10,423,740
Mortgage-backed securities	7,145	-	176	6,969
	$10,055,715	$375,170	$176	$10,430,709

December 31, 2007
Available for sale
U. S. government agency	$4,982,834	$54,439	$-	$5,037,273

Held to maturity
U. S. government agency	$13,017,782	$180,370	$7,808	$13,190,344
Mortgage-backed securities	8,369	7	16	8,360
	$13,026,151	$180,377	$7,824	$13,198,704

Contractual maturities and the amount of pledged securities are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
December 31, 2008	cost	value	cost	value
Maturing
Within one year	$3,992,083	$4,077,898	$999,039	$1,004,100
Over one to five years	-	-	9,049,531	9,420,640
Mortgage-backed securities	-	-	7,145	6,969
	$3,992,083	$4,077,898	$10,055,715	$10,431,709

Pledged securities	$1,449,341	$1,484,759	$6,216,627	$6,441,060

December 31, 2007
Maturing
Within one year	$1,004,867	$1,006,266	$5,492,583	$5,495,088
Over one to five years	3,977,967	4,031,007	7,525,199	7,695,256
Mortgage-backed securities	-	-	8,369	8,360
	$4,982,834	$5,037,273	$13,026,151	$13,198,704

Pledged securities	$2,254,626	$2,279,019	$6,726,475	$6,808,743

Investments are pledged to secure the deposits of federal and local governments and as collateral for repurchase agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities (Continued)

Securities in a continuous unrealized loss position at December 31, 2008, are as follows:

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value

U.S. government agency	$113	$4,492	$63	$2,477	$176	$6,969

All unrealized losses on securities as of December 31, 2008, are considered to be temporary losses.  Each security will be redeemed at face value at, or prior to, maturity.  In most cases, the temporary impairment in value is caused by market interest rate fluctuations.

4.	Loans and Allowance for Loan Losses

Major classifications of loans as of December 31, are as follows:

	2008	2007

Real estate
Residential	$60,579,916	$56,041,357
Commercial	104,175,727	105,838,014
Construction	7,255,246	10,996,273
Commercial	36,754,882	40,822,119
Consumer	7,767,095	8,827,512
	216,532,866	222,525,275
Deferred costs, net of deferred fees	148,822	229,242
Allowance for loan losses	(2,001,739)	(2,328,792)
	$214,679,949	$220,425,725

The rate repricing and maturity distribution of the loan portfolio is as follows:

Within ninety days	$90,467,239	$85,112,795
Over ninety days to one year	41,811,237	46,022,843
Over one year to five years	84,132,243	91,096,171
Over five years	122,147	293,466
	$216,532,866	$222,525,275

Transactions in the allowance for loan losses were as follows:

Beginning balance	$2,328,792	$1,860,283
Provision charged to operations	1,715,000	580,000
Recoveries	47,644	3,272
	4,091,436	2,443,555
Loans charged off	2,089,697	114,763
Ending balance	$2,001,739	$2,328,792

Management has identified no significant impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans and Allowance for Loan Losses (Continued)

Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at December 31, are as follows:

	2008	2007

Nonaccrual loan balances	$3,670,657	$2,877,002
Interest not accrued	222,461	63,999

Amounts past due 90 days or more at December 31, still accruing interest, are as follows:

Demand and time	$19,540	$396,003
Mortgage	1,447,221	2,162,829
Installment	25,117	14,004
	$1,491,878	$2,572,836

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, are as follows:

Check loan lines of credit	$1,469,145	$1,569,366
Mortgage lines of credit	6,218,412	12,096,030
Other lines of credit	13,556,168	11,037,113
Undisbursed construction loan commitments	5,290,834	1,253,806
	$26,534,559	$25,956,315

Standby letters of credit	$5,278,824	$4,636,444

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Premises and Equipment

A summary of premises and equipment and related depreciation expense as of December 31, is as follows:

	2008	2007

Land	$2,432,279	$2,432,279
Premises	4,904,963	4,289,137
Furniture and equipment	2,726,581	2,441,325
	10,063,823	9,162,741
Accumulated depreciation	3,539,978	3,261,092
Net premises and equipment	$6,523,845	$5,901,649

Depreciation expense	$278,885	$237,211

Computer software included in other assets and the related amortization are as follows:

	2008	2007

Cost	$74,728	$69,284
Accumulated amortization	70,284	66,149
Net computer software	$4,444	$3,135

Amortization expense	$4,135	$6,270

6.	Other Time Deposits

Maturities of other time deposits as of December 31, are as follows:

	2008	2007

Within one year	$22,025,234	$46,008,278
Over one to two years	10,537,866	3,184,647
Over two to three years	17,799,526	7,798,720
Over three to four years	7,426,675	15,060,021
Over four to five years	23,510,368	7,437,410
	$81,299,669	$79,489,076

Included in other time deposits are certificates of deposit in amounts of $100,000 or more of $26,258,114 and $26,458,123, as of December 31, 2008 and 2007, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements represent borrowings from customers.  The government agency securities that are the collateral for these agreements are owned by the Company and maintained in the custody of a nonaffiliated bank.  Additional information is as follows:

	2008	2007

Maximum month-end amount outstanding	$10,552,060	$9,123,069
Average amount outstanding	9,453,623	8,245,549
Average rate paid during the year	1.72%	3.70%
Investment securities underlying agreements at year-end
Book value	6,404,158	6,173,970
Estimated fair value	6,618,769	6,097,162

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Notes Payable and Lines of Credit

The Company may borrow up to approximately 30% of total assets from the Federal Home Loan Bank (FHLB) through any combination of notes or line of credit advances.  Both the notes payable and the line of credit are secured by a floating lien on all of the Company’s real estate mortgage loans.  As of December 31, 2008, the Company had $939,172 of mortgage loans available to pledge as collateral to the FHLB.  The Company was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

The Company’s borrowings from the Federal Home Loan Bank as of December 31, 2008 and 2007, are summarized as follows:

Maturity	Interest	2008	2007
date	rate	Balance	Balance

August 2, 2017	4.34%	$5,000,000	$5,000,000
January 26, 2017	4.36%	5,000,000	5,000,000
March 9, 2012	4.29%	2,000,000	2,000,000
June 22, 2010	5.59%	1,000,000	1,000,000
April 2, 2010	5.02%	2,000,000	2,000,000
March 22, 2010	4.04%	2,000,000	2,000,000
January 25, 2010	5.29%	2,000,000	2,000,000
December 2, 2009	5.08%	5,000,000	5,000,000
October 22, 2009	4.59%	2,000,000	2,000,000
October 21, 2009	Variable	5,000,000	-
September 25, 2009	5.48%	1,000,000	1,000,000
August 25, 2009	5.48%	1,000,000	1,000,000
July 22, 2009	5.55%	1,000,000	1,000,000
June 8, 2009	5.05%	1,000,000	1,000,000
May 18, 2009	5.28%	1,000,000	1,000,000
April 6, 2009	5.11%	2,000,000	2,000,000
March 17, 2009	5.28%	2,000,000	2,000,000
January 26, 2009	5.36%	2,000,000	2,000,000
January 16, 2009	5.28%	1,000,000	1,000,000
December 5, 2008	4.90%	-	3,000,000
October 21, 2008	4.37%	-	2,000,000
September 22, 2008	5.50%	-	1,000,000
August 18, 2008	5.28%	-	1,000,000
July 25, 2008	5.61%	-	1,000,000
June 20, 2008	4.37%	-	2,000,000
April 11, 2008	4.36%	-	3,000,000
March 10, 2008	4.24%	-	2,000,000
		$43,000,000	$53,000,000

The outstanding advances require interest payments monthly or quarterly with principle due at maturity.

In addition to the line from the FHLB, the Company has lines of credit of $16,500,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds at December 31, 2008.  As of December 31, 2008, the Company had $2,170,000 in borrowings under these federal funds lines of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Income Taxes

The components of income tax expense are as follows:

	2008	2007
Current
Federal	$892,890	$2,156,068
State	172,174	409,650
	1,065,064	2,565,718
Deferred	204,946	(252,472)
	$1,270,010	$2,313,246

The components of the deferred income tax expense are as follows:

Provision for loan losses and bad debts	$170,038	$(202,479)
Prepaid pension costs	59,232	(22,107)
Depreciation and amortization	53,542	8,772
Discount accretion	4,514	7,707
Nonaccrual interest	(62,506)	(24,673)
Deferred compensation	(10,013)	(19,692)
Write-down of foreclosed real estate	(9,861)	-
	$204,946	$(252,472)

The components of the net deferred income tax asset are as follows:

Deferred income tax assets
Allowance for loan losses and bad debt reserve	$621,900	$791,938
Deferred compensation	179,845	169,832
Pension liability	244,541	349,775
Nonaccrual interest	87,750	25,244
Foreclosed real estate valuation allowance	9,861	-
	1,143,897	1,336,789
Deferred income tax liabilities
Depreciation and amortization	204,746	151,204
Discount accretion	46,878	42,364
Prepaid pension costs	-	-
Unrealized gain on investment securities available for sale	33,850	21,475
	285,474	215,043
Net deferred income tax asset	$858,423	$1,121,746

A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:

Tax at statutory federal income tax rate	34.0%	34.0%
Tax effect of
Tax-exempt income	(1.1)	(0.5)
State income taxes, net of federal benefit	3.9	3.8
Change in State income tax rate	-	(0.2)
Other, net	0.2	0.1
	37.0%	37.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.	Profit Sharing Plan

The Company has a profit sharing plan qualifying under section 401(k) of the Internal Revenue Code that covers all employees with one year of service who have attained age 21.  The Company matches 15% of employee contributions to the Plan, up to a maximum of 2% of pay.  The Company may make discretionary contributions to the Plan in amounts approved by the Board of Directors.  The Company’s contributions to the plan, included in employee benefits expense for 2008 and 2007, were $6,897 and $55,895, respectively.

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

The following table sets forth the financial status of the plan at December 31:

	2008	2007
Change in plan assets
Fair value of plan assets at beginning of year	$2,078,439	$1,876,004
Actual return on plan assets	110,595	98,014
Employer contribution	415,747	185,000
Benefits paid	(37,349)	(80,579)
Fair value of plan assets at end of year	2,567,432	2,078,439
Change in benefit obligation
Benefit obligation at beginning of year	2,965,180	2,768,513
Service cost	159,042	150,062
Interest cost	184,157	170,242
Benefits paid	(37,349)	(80,579)
Actuarial loss (gain)	(83,644)	(43,058)
Benefit obligation at end of year	3,187,386	2,965,180
Funded status	(619,954)	(886,741)
Unamortized prior service cost	(4,136)	(5,513)
Unrecognized net loss	1,153,214	1,271,214
Prepaid pension expense included in other assets	$529,124	$378,960

Accumulated benefit obligation	$2,083,410	$1,830,350

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	Pension (Continued)

Net pension expense includes the following components:

	2008	2007

Service cost	$159,042	$150,062
Interest cost	184,157	170,242
Expected return on assets	(130,389)	(118,935)
Amortization of prior service cost	(1,377)	(1,377)
Amortization of loss	54,150	50,350
Net pension expense	$265,583	$250,342

Assumptions used in the accounting for net pension expense were:

Discount rates	6.25%	6.25%
Rate of increase in compensation level	5.00%	5.00%
Long-term rate of return on assets	5.75%	6.25%

The Company intends to contribute approximately $272,000 to the Plan in 2009.

Benefits expected to be paid from the Plan are as follows:

Year	Amount

2009	$48,702
2010	50,252
2011	59,356
2012	60,439
2013	127,646
2014-2018	$730,011

The long-term rate of return on assets assumption considers the current earnings on assets of the Plan as well as the effects of asset diversification.  The Plan's investment strategy is to earn a reasonable return while safeguarding the benefits promised to employees.  All assets of the Plan are invested in deposit accounts at the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Other Operating Expenses

Other operating expenses consist of the following:

	2008	2007

Data processing and correspondent fees	$618,312	$583,474
Directors' fees	134,384	131,957
Professional fees	121,125	110,981
Advertising	73,020	85,578
Postage	85,114	84,986
Public relations and contributions	69,346	82,993
Office supplies	78,276	79,323
Printing and stationery	46,596	41,746
Telephone	41,809	38,558
Regulatory assessments	122,127	38,546
Loan product costs	21,983	33,764
Insurance	26,670	29,307
Other	589,917	376,371
	$2,028,679	$1,717,584

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Related Party Transactions

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

A summary of these loans is as follows:

	2008	2007

Beginning loan balances	$4,566,457	$6,667,226
Advances	8,379,453	2,870,397
Repayments	(6,316,307)	(3,640,766)
Change in related parties	35,628	(1,330,400)
Ending loan balances	$6,665,231	$4,566,457

In addition to the outstanding balances listed above, the officers and directors and their related interests have $2,778,340 in unused loans committed but not funded as of December 31, 2008.

A director is a partner in a law firm that provides services to the Company.  Payments of $11,000 and $10,875 were made to that firm during 2008 and 2007, respectively.

Deposits from senior officers and directors and their related interests were $2,496,245 as of December 31, 2008 and $2,471,646 as of December 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Capital Standards

The Federal Reserve Board and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations.  These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions.  The table below sets forth the capital ratios of the Bank as of December 31, 2008 and 2007.  Because the Company's only asset other than its equity interest in the Bank and Insurance Agency is a small amount of cash, its capital ratios do not differ materially from those of the Bank.

			Minimum		To be well
	Actual		capital adequacy		capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2008
Total capital (to risk-weighted assets)	$29,585	13.8%	$17,199	8.0%	$21,498	10.0%
Tier 1 capital (to risk-weighted assets)	$27,583	12.8%	$8,599	4.0%	$12,899	6.0%
Tier 1 capital (to average fourth quarter assets)	$27,583	11.1%	$9,988	4.0%	$12,485	5.0%

December 31, 2007
Total capital (to risk-weighted assets)	$29,707	13.5%	$17,553	8.0%	$21,941	10.0%
Tier 1 capital (to risk-weighted assets)	$27,378	12.5%	$8,776	4.0%	$13,164	6.0%
Tier 1 capital (to average fourth quarter assets)	$27,378	10.7%	$10,280	4.0%	$12,850	5.0%

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

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.  The adoption had no effect on the Company's December 31, 2007 balance sheet or the statement of income for the year ended December 31, 2008.  The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  SFAS No. 157 defines the fair value, establishes a framework for measuring fair value, and expands disclosures about fair values.  SFAS No. 157 also establishes a hierarchy for determining fair value measurements.  The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities.

Level one uses inputs of quoted prices, unadjusted, for identical assets or liabilities in active markets.  Level two inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.  Level three assumes inputs to the valuation methodology that are unobservable and significant to the fair value measurement.

Securities available for sale – If quoted prices are available in an active market, securities are classified within level 1 of the hierarchy.  Level 1 includes securities that have quoted prices in an active market for identical assets.  If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  The Company has categorized its securities available for sale as follows:

		Level 1	Level 2	Level 3
	Total	Inputs	Inputs	Inputs

Securities available for sale	$10,055,715	$10,055,715	$-	$-

Foreclosed real estate – The Company measures its foreclosed real estate at fair value less cost to sell.  As of December 31, 2008, the fair value of foreclosed real estate was based on offers and/or appraisals.  Cost to sell the real estate was based on standard market factors.  The Company has categorized its foreclosed real estate as level three.

The Company does not measure the fair value of any of its other financial assets or liabilities on a recurring or nonrecurring basis.  The estimated fair values of the Company's other financial instruments were as follows:

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial assets
Cash and due from banks	$3,789,925	$3,789,925	$5,399,704	$5,399,704
Federal funds sold	3,896,890	3,896,890	4,440,438	4,440,438
Investment securities (total)	14,133,613	14,509,608	18,063,424	18,235,977
Federal Home Loan Bank stock	2,494,000	2,494,000	2,897,600	2,897,600
Loans, net	214,679,949	214,784,949	220,425,725	220,196,736
Accrued interest receivable	1,582,688	1,582,688	1,814,574	1,814,574

Financial liabilities
Noninterest-bearing deposits	$34,387,604	$34,387,604	$36,630,744	$36,630,744
Interest-bearing deposits	131,350,969	133,996,055	132,421,505	133,642,130
Short-term borrowings	12,129,539	12,129,539	9,041,476	9,041,476
Federal Home Loan Bank advances	43,000,000	43,879,670	53,000,000	53,129,166
Accrued interest payable	441,832	441,832	521,219	521,219

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	Fair Value of Financial Instruments (Continued)

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

It is not practicable to estimate the fair value of outstanding loan commitments, unused lines of credit, and letters of credit.

16.	Parent Company Financial Information

The balance sheets, statements of income, and statements of cash flows for Peoples Bancorp, Inc. (Parent Only) follow:
	December 31,
Balance Sheets	2008	2007
Assets
Cash	$308,309	$312,174
Investment in bank subsidiary	26,939,481	26,644,994
Investment in insurance agency subsidiary	1,201,267	1,091,018
Income tax refund receivable	5,979	3,172
Total assets	$28,455,036	$28,051,358
Liabilities and Stockholders' Equity
Other liabilities	$12,112	$11,564
Stockholders' equity
Common stock	7,795,120	7,855,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	18,370,797	17,997,286
Accumulated other comprehensive income	(643,859)	(733,478)
Total stockholders' equity	28,442,924	28,039,794
Total liabilities and stockholders' equity	$28,455,036	$28,051,358

	Years Ended December 31,
Statements of Income	2008	2007
Interest revenue	$7,883	$10,950
Dividends from bank subsidiary	1,859,367	2,580,175
Equity in undistributed income of insurance agency subsidiary	110,250	70,932
Equity in undistributed income of bank subsidiary	204,867	1,254,546
	2,182,367	3,916,603
Expenses
Professional fees	23,115	17,250
Other	2,354	3,030
	25,469	20,280

Income before income taxes	2,156,898	3,896,323
Income tax expense (benefit)	(5,979)	(3,172)
Net income	$2,162,877	$3,899,495

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Parent Company Financial Information (Continued)

	Years Ended December 31,
Statements of Cash Flows	2008	2007

Cash flows from operating activities
Interest and dividends received	$1,867,250	$2,591,125
Income taxes refunded	3,172	7,850
Cash paid for operating expenses	(24,921)	(21,371)
	1,845,501	2,577,604
Cash flows from investing activities
Acquisition of insurance agency	-	(1,000,500)

Cash flows from financing activities
Dividends paid	(1,369,366)	(1,314,674)
Repurchase of stock	(480,000)	(255,500)
	(1,849,366)	(1,570,174)
Net increase (decrease) in cash	(3,865)	6,930
Cash at beginning of year	312,174	305,244
Cash at end of year	$308,309	$312,174

Reconciliation of net income to net cash provided by operating activities
Net income	$2,162,877	$3,899,495
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed net income of subsidiaries	(315,117)	(1,325,478)
Increase (decrease) in other liabilities	548	(1,091)
(Increase) decrease in income tax refund receivable	(2,807)	4,678
	$1,845,501	$2,577,604

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
(in thousands)	December 31,	September 30,	June 30,	March 31,
except per share information
2008
Interest revenue	$3,536	$3,933	$3,923	$4,165
Interest expense	1,332	1,426	1,484	1,650
Net interest income	2,204	2,507	2,439	2,515
Provision for loan losses	675	440	480	120
Net income	183	587	483	910
Comprehensive income	275	576	448	953

Earnings per share	$0.23	$0.75	$0.62	$1.16

2007
Interest revenue	$4,395	$4,434	$4,339	$4,241
Interest expense	1,733	1,719	1,637	1,565
Net interest income	2,662	2,715	2,702	2,676
Provision for loan losses	540	10	30	-
Net income	614	1,081	1,004	1,200
Comprehensive income	689	1,119	990	1,205

Earnings per share	$0.78	$1.37	$1.27	$1.52

18.	Insurance Agency Acquisition

On January 2, 2007, the Company purchased all of the outstanding stock of Fleetwood, Athey, MacBeth, and McCown, Inc. (FAM&M), an insurance agency with an office located in Chestertown, Maryland.  The agency is now a wholly-owned subsidiary of the Company.  The principal and sole shareholder of FAM&M agreed to a two year consulting agreement as part of the acquisition agreement.

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

The consolidated financial statements include the results of operations of FAM&M since the date of purchase.

19.	Segment Reporting

The Company operates two primary businesses: community banking and insurance products and services.  Through the community banking business, the Company provides services to consumers and small businesses on the upper Eastern Shore of Maryland through its seven branches.  Community banking activities include serving the deposit needs of small business and individual consumers by providing banking products and services to fit their needs.  Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans and other secured and unsecured personal lines of credit.  Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, accounts receivable financing arrangements, and merchant card services.

Through the insurance products and services business, the Company provides a full range of insurance products and services to businesses and consumers in the Company’s market areas.  Products include property and casualty, life, marine, individual health and long-term care insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.	Segment Reporting (Continued)

Selected financial information by line of business for the year ended December 31 2008 and 2007, are included in the following table:

		Insurance
		products
	Community	and	Intersegment	Consolidated
2008	banking	services	transactions	total

Net interest income	$9,676,667	$(11,390)	$-	$9,665,277
Provision for loan losses	(1,715,000)	-	-	(1,715,000)

Net interest income after provision	7,961,667	(11,390)	-	7,950,277

Noninterest revenue	1,287,091	1,244,076	-	2,531,167
Noninterest expense	(6,001,527)	(1,047,030)	-	(7,048,557)

Income before income taxes	3,247,231	185,656	-	3,432,887
Income taxes	(1,194,604)	(75,406)	-	(1,270,010)

Net income	$2,052,627	$110,250	$-	$2,162,877

Average assets	$253,493,543	$1,526,739	$(271,433)	$254,748,849

		Insurance
		products
	Community	and	Intersegment	Consolidated
2007	banking	services	transactions	total

Net interest income	$10,768,015	$(13,337)	$-	$10,754,678
Provision for loan losses	(580,000)	-	-	(580,000)

Net interest income after provision	10,188,015	(13,337)	-	10,174,678

Noninterest revenue	1,259,672	1,185,128	-	2,444,800
Noninterest expense	(5,352,156)	(1,054,581)	-	(6,406,737)

Income before income taxes	6,095,531	117,210	-	6,212,741
Income taxes	(2,266,968)	(46,278)	-	(2,313,246)

Net income	$3,828,563	$70,932	$-	$3,899,495

Average assets	$250,961,612	$970,250	$(168,205)	$251,763,657

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2008 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2008.  Management’s report on the Company’s internal control over financial reporting is included on the following page.

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

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because management’s report was not subject to attestation pursuant to temporary rules of the SEC that permit the Company to provide only this management’s report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2008, the Company’s internal control over financial reporting is effective.

March 25, 2009

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

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2009 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1), (2) and (c). Financial statements and schedules:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Income for the years Ended December 31, 2008 and 2007
Consolidated Statements of Changes in Stockholders’ Equity for the years Ended December 31,
2008 and 2007
Consolidated Statements of Cash Flows for the years Ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements for the years ended December 31, 2008 and 2007

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

PEOPLES BANCORP, INC.

Date: March 25, 2009	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 25, 2009	By:	/s/ E. Jean Anthony
E. Jean Anthony, Director

Date:	March 25, 2009	By:	/s/ Robert W. Clark, Jr.
Robert W. Clark, Jr., Director

Date:	March 25, 2009	By:
LaMonte E. Cooke, Director

Date:	March 25, 2009	By:	/s/ Gary B. Fellows
Gary B. Fellows, Director

Date:	March 25, 2009	By:	/s/ Herman E. Hill, Jr.
Herman E. Hill, Jr., Director

Date:	March 25, 2009	By:	/s/ Patricia Joan Ozman Horsey
Patricia Joan Ozman Horsey, Director

Date:	March 25, 2009	By:	/s/ P. Patrick McCleary
P. Patrick McCleary, Director

Date:	March 25, 2009	By:	/s/ Alexander P. Rasin, III
Alexander P. Rasin, III, Director

Date:	March 25, 2009	By:	/s/ Stefan R. Skipp
Stefan R. Skipp, Director

Date:	March 25, 2009	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson, President, CEO,
CFO and Director

Date:	March 25, 2009	By:	/s/ Elizabeth A. Strong
Elizabeth A. Strong, Director

Date:	March 25, 2009	By:	/s/ William G. Wheatley
William G. Wheatley, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)
21	Subsidiaries of the Company (filed herewith)
31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)