Form 10-Q
period 2009-03-31
PEOPLES BANCORP INC/MD
filed 2009-05-14
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549

FORM 10-Q

☒    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐  (Not Applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 779,512 shares of common stock issued and outstanding as of May 1, 2009

PEOPLES BANCORP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.
PEOPLES BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December, 31
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$8,543,448	$3,789,925
Federal funds sold	7,017,407	3,896,890
Cash and cash equivalents	15,560,855	7,686,815
Securities available for sale	3,042,390	4,077,898
Securities held to maturity (approximate fair value of $10,424,981 and $10,430,709)	10,058,363	10,055,715
Federal Home Loan Bank stock, at cost	2,341,200	2,494,000
Loans, less allowance for loan losses of $2,259,011 and $2,001,739	210,335,087	214,679,949
Premises and equipment	6,496,505	6,523,845
Goodwill and intangible assets	722,413	712,932
Accrued interest receivable	1,284,740	1,582,688
Deferred income taxes	636,806	858,423
Foreclosed real estate	1,340,000	1,407,000
Other assets	1,306,549	1,814,970
Total Assets	$253,124,908	$251,894,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$32,978,015	$34,387,604
Interest-bearing	134,921,937	131,350,969
	167,899,952	165,738,573

Securities sold under repurchase agreements	11,877,442	9,959,539
Federal funds purchased	-	2,170,000
Federal Home Loan Bank advances	42,000,000	43,000,000
Other borrowings	144,405	173,216
Accrued interest payable	430,810	441,832
Other liabilities	2,052,933	1,968,151
	224,405,542	223,451,311
Stockholders' equity
Common stock, par value $10 per share; 1,000,000 shares authorizes; issued and outstanding 779,512 shares at March 31, 2009 and at December 31, 2008	7,795,120	7,795,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	18,671,133	18,370,797
	29,387,119	29,086,783
Accumulated other comprehensive income (loss)
Unrealized gain(loss) on available for sale securities	28,071	51,965
Unfunded liability of defined benefit plan	(695,824)	(695,824)
	28,719,366	28,442,924
Total Liabilities and Stockholders' Equity	$253,124,908	$251,894,235

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	For the three months ended March 31,
	2009	2008
Interest and dividend revenue
Loans, including fees	$3,442,891	$3,857,843
U.S. government agency securities	152,193	205,232
Deposit in other banks	24	8,882
Federal funds sold	2,020	49,259
Equity securities	-	43,821
Total interest and dividend revenue	3,597,128	4,165,037

Interest expense
Deposits	748,530	958,605
Borrowed funds	444,123	691,488
Total interest expense	1,192,653	1,650,093

Net interest income	2,404,475	2,514,944

Provision for loan losses	430,000	120,000

Noninterest revenue
Service charges on deposit accounts	226,139	234,075
Insurance commissions	476,675	441,143
Other noninterest revenue	119,991	96,823
Total noninterest revenue	822,805	772,041

Noninterest expense
Salaries and employee benefits	1,101,156	1,094,894
Occupancy	117,514	104,367
Furniture and equipment	77,692	73,208
Other operating	466,493	451,944
Total noninterest expense	1,762,855	1,724,413

Income before income taxes	1,034,425	1,442,572

Income taxes	391,103	532,615

Net income	$643,322	$909,957

Earnings per common share - basic and diluted	$0.83	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

THREE MONTHS ENDED MARCH 31, 2009 and 2008

				Accumulated
		Additional		other
		paid-in	Retained	comprehensive	Comprehensive
	Par value	capital	earnings	income	income

Balance, December 31, 2007	$7,855,120	$2,920,866	$17,997,286	$(733,478)

Net income	-	-	909,957	-	$909,957
Unrealized gain on investment securities available for sale net of income taxes of $26,494	-	-	-	43,300	43,300
Comprehensive income					$953,257
Cash dividend, $0.43 per share	-	-	(337,770)	-

Balance, March 31, 2008	$7,855,120	$2,920,866	$18,569,473	$(690,178)

Balance, December 31, 2008	$7,795,120	$2,920,866	$18,370,797	$(643,859)

Net income	-	-	643,322	-	$643,322
Unrealized gain on investment securities available for sale net of income taxes of ($15,034)	-	-	-	(23,894)	(23,894)
Comprehensive income					$619,428
Cash dividend, $.44 per share	-	-	(342,985)	-

Balance, March 31, 2009	$7,795,120	$2,920,866	$18,671,133	$(667,753)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$3,901,468	$4,512,620
Fees and commissions received	806,659	772,041
Cash paid to suppliers and employees	(546,909)	(1,340,067)
Interest paid	(1,203,674)	(1,679,264)
Taxes paid	(679,680)	(343,694)
	2,277,864	1,921,636
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(54,294)	(191,242)
Loans made, net of principal collected	3,902,205	3,577,388
Proceeds from sale of foreclosed real estate	83,144	0
Proceeds from maturities and calls of securities
Available for sale	1,000,000	0
Held to maturity	1,000,179	2,000,289
Purchase of securities available for sale	0	0
Purchase of securities held to maturity	(1,000,000)	(993,370)
Acquisition of Insurance agency, net	(25,344)	0
Redemption of FHLB stock, net of purchases	152,800	133,600
	5,058,690	4,526,665
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	3,735,050	(32,303)
Other deposits	(1,573,671)	(1,943,710)
Securities sold under repurchase agreements	(252,097)	(383,285)
Advances under (repayments of) notes payable, net	(1,000,000)	(2,000,000)
Repayments of other borrowings	(28,811)	(8,422)
Repurchase of Stock	0	0
Dividends paid	(342,985)	(337,770)
	537,486	(4,705,490)
NET INCREASE (DECREASE) IN CASH	7,874,040	1,742,811
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	7,686,815	9,840,142
CASH AND EQUIVALENTS AT END OF PERIOD	$15,560,855	$11,582,953

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued (unaudited)

	For the three months ended March 31,
	2009	2008
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
FROM OPERATING ACTIVITIES
Net income	$643,322	$909,957
ADJUSTMENTS
Depreciation and amortization	82,088	70,101
Provision for loan losses	430,000	120,000
Amortization of intangible assets	15,862	13,750
Security discount accretion, net of premium amortization	(6,265)	(7,145)
Gain of sale of foreclosed real estate	(16,145)	0
Decrease (increase) in
Accrued interest receivable	297,948	348,950
Income Tax refund receivable	(288,577)	188,921
Other assets	1,033,214	291,826
Increase (decrease) in
Deferred origination fees and costs, net	12,657	5,778
Accrued interest payable and other liabilities	(11,022)	(29,171)
Income taxes payable	0	0
Other Liabilities	84,782	8,669
	$2,277,864	$1,921,636

The accompanying notes are an integral part of these consolidated financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. (the “Company”) and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Agency”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the three months ended March 31, 2009 and 2008, total comprehensive income, net of taxes, was $619,428 and $953,257 respectively.  Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers.  Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur.  These obligations are not recorded in the Company’s financial statements.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies.  The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral.  The table below represents unfunded obligations at March 31, 2009 and December 31, 2008.

	At March 31, 2009	December 31, 2008

Revolving Home Equity Lines	$3,774,722	$3,993,375
1-4 Family Residential Construction loans	$387,398	$1,028,568
Commercial Real Estate	$4,849,087	$4,262,266
Other Unused Commitments	$18,062,912	$17,250,351
Commercial Letters of Credit	$4,535,590	$5,278,824

5.	Earnings Per Share

Earnings per common share is derived by dividing net income available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 779,512 and 785,512 for three-month periods ended March 31, 2009 and 2008, respectively.

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

During the three months ended March 31, 2009 and 2008, the Bank recognized net periodic costs for this plan of $77,648 and $71,314, respectively.  The Bank did not contribute to the plan during these three-month periods.

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

Selected financial information by line of business is included in the following table:
For the three months ended March 31, 2009	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$2,407,134	$-2,659	$0	$2,404,475
Provision for loan losses	430,000	0	0	$430,000
Net interest income after provision	1,977,134	-2,659	0	1,974,475

Noninterest revenue	343,530	479,275	0	$822,805
Noninterest expense	1,542,849	220,006	0	$1,762,855
Income before income taxes	777,815	256,610	0	1,034,425
Income taxes	289,883	101,220	0	$391,103
Net income	$487,932	$155,390	$0	$643,322

Average assets	$249,672,624	$1,689,292	$-444,445	$250,917,471

For the three months ended March 31, 2008	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$2,517,181	$-2,237	$0	$2,514,944
Provision for loan losses	120,000	0	0	120,000
Net interest income after provision	2,397,181	-2,237	0	2,394,944

Noninterest revenue	329,413	442,628	0	772,041
Noninterest expense	1,488,065	236,348	0	1,724,413
Income before income taxes	1,238,529	204,043	0	1,442,572
Income taxes	464,835	67,780	0	532,615
Net income	$773,694	$136,263	$0	$909,957

Average assets	$258,424,281	$1,534,243	$-264,743	$259,693,781

8.           Insurance Agency Acquisition

On January 2, 2007, the Company acquired all of the outstanding common stock of the Insurance Agency for approximately $1,000,000.  The Insurance Agency has an office located in Chestertown, Maryland.

On February 23, 2009, the Insurance Agency acquired a sole proprietor insurance agency from a director for approximately $25,000.

During the three months ended March 31, 2009, the Company recorded amortization of intangible assets of $15,862.

9.           Fair Value

On  January 1, 2008 the Company adopted Financial Standards Accounting Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”).   The adoption of SFAS No. 157 had no affect on the Company’s December 31, 2008 or March 31, 2009 Consolidated Balance Sheets or the Consolidated Statement of Income for the three months ended March 31, 2009.

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

	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Securities	$3,042,390	$-	$3,042,390	$-

Certain other assets are measured at fair value on a nonrecurring basis.  These adjustment to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during the first three months of 2009 that were still held in the balance sheet at period- end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period end.

	Total	(Level 1)	(Level 2)	(Level 3)

Foreclosed real estate owned	$1,340,000	$-	$1,340,000	$-

During the first three months of 2009, the Company recognized no write-downs of foreclosed properties.

10.	Recent Accounting Standards

The following are recent accounting pronouncements approved by the Financial Accounting Standards Board (FASB).  These Statements will not have any material impact on the financial statements of the Company.

Effective January 1, 2009, the Company adopted the FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 requires a consistent approach between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of an asset under SFAS No. 141(R). The FSP also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption did not have any impact on the Company’s consolidated results of operations or financial condition.

Effective January 1, 2009, the Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; the relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-risk-related contingent features for derivatives.  SFAS 161 does not change the accounting treatment for derivative instruments. The Company adopted the disclosures required by SFAS 161 in the first quarter of fiscal 2009. Since SFAS 161 only required additional disclosure, the adoption did not impact the Company’s consolidated results of operations, financial condition or cash flows.

Effective January 1, 2009, the Company adopted FSP 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. These include goodwill and other non-amortizable intangible assets. The adoption of SFAS 157 to non-financial assets and liabilities did not have a significant impact on the Company’s consolidated financial statements.

Effective January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”).  Under SFAS 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life.  The adoption of SFAS 141 (R) did not have any impact on the Company’s consolidated financial statements.

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

The Bank was incorporated on April 13, 1910 and operates five branches located in Kent County, Maryland and two branches located in Queen Annes County, Maryland.  The Bank offers a variety of services to satisfy the needs of consumers and small- to medium-sized businesses and professional enterprises.  Most of the Bank’s deposit and loan customers are located in and derived from Kent County, northern Queen Anne's County, and southern Cecil County, Maryland.  This primary service area is located between the Chesapeake Bay and the western border of Delaware.

In December 2008, the Bank completed the construction of and opened a branch located in Sudlersville, Queen Anne’s County, Maryland.  The cost of construction and opening this branch was approximately $1,635,500.  The branch has 2,584 square feet of office/teller space and is staffed with four employees.  As a result of this expansion, noninterest expenses are expected to increase in 2009.

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

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the interim Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2008.

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

RESULTS OF OPERATIONS

General

For the three-month period ended March 31, 2009, the Company reported net income of $643,322 or $0.83 per share, compared to $909,957 or $1.16 per share for the same period of 2008, which represents a decrease of $266,635 or 29.30%.  This decrease resulted primarily from a decrease in net interest income and increased funding of the loan loss reserve.  If earned, the Insurance Agency receives its annual contingent sales commission, which constitutes noninterest revenue, during the first quarter of the year.  Accordingly, it is important to consider the timing of this revenue when comparing noninterest revenue for the first quarter of a year to any other quarter of the year.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets.  The Company’s net interest margin for the three-month period ended March 31, 2009 was 4.22%, compared to 4.19% for the same period in 2008.  The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities.  The net margin may also be adversely impacted by a number of factors which cannot be predicted and are beyond our control.

Net interest income for the three-month period ended March 31, 2009 was $2,404,475, which represents a decrease of $110,469 or 4.39% over net interest income for the same period of 2008.  The primary contributor to this decrease was lower interest rates on loans and deposits in other banks.  This was a direct result of a reduction in the federal funds rate from 2.25% at March 31, 2008 to 0.25% at March 31, 2009.  The 200 basis-point reduction in interest rates by the Federal Reserve in the first quarter of 2008 had a significant and immediate impact on the overall yield on earning assets, while reductions on the rates we pay on deposit have lagged due to certificate of deposit rates that do not re-price until the certificate matures.  Another major reduction was due to the Federal Home Loan Bank (the “FHLB”) of Atlanta not declaring a dividend on its outstanding stock held at December 31, 2008.

Interest revenue for the three months ended March 31, 2009 totaled $3,597,128, compared to $4,165,037 for the same period last year, representing a decrease of $567,909 or 13.64%.  We have experienced a $414,952 decrease in interest earned on loans as a direct result of our average loan balances decreasing by $2,570,514 (net of the allowance for loan losses) when compared to the first quarter of 2008.  Additionally, the 100% loss of income on equity securities for the first quarter of 2009 reduced interest income by $43,821 over the same time period last year.

Interest expense for the three-month period ended March 31, 2009 totaled $1,192,653, compared to $1,650,093 for the same period last year, representing an decrease of $457,440 or 27.72%.  Deposits were $167,899,952 at March 31, 2009, compared to $165,738,573 at December 31, 2008 and $167,076,236 at March of 2008.  The Company decreased its FHLB borrowings during the first quarter of 2009 from $43,000,000 at December 31, 2008 to $42,000,000 at March 31, 2009.  FHLB borrowings at March 31, 2008 were $51,000,000.  As a result, interest expense on borrowed funds for the first quarter of 2009 dropped $247,365 when compared to the three months ended March 31, 2008.  The Company assumed approximately $450,000 of debt in connection with the acquisition of the Insurance Agency in 2007, which has been reduced to $144,405 as of March 31, 2009.

A table of the Company’s average balances, interest and yields follows.

Average Balances, Interest, and Yield
	For the Quarter Ended			For the Quarter Ended
	March 31, 2009			March 31, 2008
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$4,036,172	$2,020	0.20%	$6,382,608	$49,259	3.10%
Interest-bearing deposits	64,448	25	0.16%	1,220,209	9,312	3.07%
Investment securities:
U. S. government agency	13,563,914	159,561	4.77%	17,931,208	215,166	4.83%
Other	0	0	0%	0	0	0%
FHLB of Atlanta Stock	2,396,500	0	0%	2,866,112	45,944	6.45%
Total investment securities	15,960,414	159,561	4.05%	20,797,320	261,110	5.05%
Loans:
Demand and time	39,905,289	597,277	6.07%	40,467,718	737,885	7.33%
Mortgage	171,556,117	2,783,311	6.58%	173,294,508	3,039,470	7.05%
Installment	3,986,675	79,500	8.09%	4,680,130	97,963	8.42%
Total loans	215,448,081	3,460,088	6.51%	218,442,356	3,875,318	7.14%
Allowance for loan losses	1,932,944			2,356,705
Total loans, net of allowance	213,515,137	3,460,088	6.57%	216,085,651	3,875,318	7.21%
Total interest-earning assets	233,576,171	3,621,694	6.29%	244,485,788	4,194,999	6.90%
Non-interest-bearing cash	4,738,078			4,779,614
Premises and equipment	6,469,281			5,922,450
Other assets	6,133,941			4,505,929
Total assets	$250,917,471			$259,693,781
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$33,260,260	18,679	0.23%	$37,767,527	36,221	0.39%
Money market and supernow	16,674,967	21,545	0.52%	17,241,629	56,649	1.32%
Other time deposits	82,341,481	708,306	3.49%	79,556,143	865,735	4.38%
Total interest-bearing deposits	132,276,708	748,530	2.29%	134,565,299	958,605	2.87%
Borrowed funds	54,896,958	444,122	3.28%	61,259,084	691,488	4.54%
Total interest-bearing liabilities	187,173,666	1,192,652	2.58%	195,824,383	1,650,093	3.39%
Noninterest-bearing deposits	32,625,532			33,260,450
	219,799,198			229,084,833
Other liabilities	2,384,783			2,048,610
Stockholders’ equity	28,733,490			28,560,338
Total liabilities and stockholders equity	$250,917,471			$259,693,781
Net interest spread			3.71%			3.51%
Net interest income		$2,429,042			$2,544,906
Net margin on interest-earning assets			4.22%			4.19%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Provision for Loan Losses

The provision for loan losses was $430,000 for the first three months of 2009, compared to $120,000 for the same period of 2008.  The increase in the provision was in response to the increase in net charge-offs, and specific allocations for impaired loans.  Additional information regarding risk elements in the loan portfolio, the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses are discussed below in the section entitled “Loan Quality”.

Noninterest Revenue

Noninterest revenue for the three-month period ended March 31, 2009 totaled $822,805, which represents an increase of $50,764 or 6.58% over noninterest revenue for the same period of 2008.  This increase resulted primarily from the $35,532 or 8.05% increase in commission income earned by the Insurance Agency during the first quarter of 2009 over the same period in 2008.  We expect the Insurance Agency to generate lower revenue and net income during the remaining quarters of 2009 because of the fact that it received a large annual contingent sales commission in the first quarter.  In addition, we experienced an increase in other noninterest revenue of $23,168 or 23.93%, offset by a reduction of $7,936 or 3.39% in service charges on deposit accounts, during the first quarter of 2009 when compared to the same period of 2008.

Noninterest Expense

The Company recorded noninterest expense of $1,762,855 for the three-month period ended March 31, 2009, compared to $1,724,413 for the same period in 2008, an increase of $38,442 or 2.23%.  This increase is mainly attributable to increased salaries and employee benefits of $6,262.

Income Tax Expense

The Company’s effective tax rate for the three-month period ended March 31, 2009 was 37.8%, compared to 36.9% for the same period of 2008.  The Company’s income tax expense was $391,103 for the three months ended March 31, 2009, compared to $532,615 for the same period of 2008, which represents a decrease of $141,512 or 26.57%.  Decreases in income before income tax during the three-month period ended March 31, 2009 contributed to the decrease in income tax expense when compared to the same period last year.

FINANCIAL CONDITION

Overview

Total assets of the Company at March 31, 2009 were $253,124,908, compared to $251,894,235 at December 31, 2008, representing an increase of $1,230,673 or 0.49% over December 31, 2008.

Total liabilities at March 31, 2009 were $224,405,542, compared to $223,451,311 at December 31, 2008, representing a increase of  $954,231 or 0.43%.

Stockholders’ equity was $28,719,366 as of March 31, 2009, compared to $28,442,924 as of December 31, 2008, an increase of $276,442.  The increase was due to net income for the period totaling $643,322 offset by a decrease in the unrealized gain on securities available for sale net of income taxes of $23,894 and dividends paid to stockholders of $342,985.

Return on average equity for the quarter ended March 31, 2009 was 9.08%, compared to 12.81% for the same period of 2008.  Return on average assets was 1.04% for the quarter ended March 31, 2009, compared to 1.41% for the same period of 2008.

Composition of Loan Portfolio

At March 31, 2009, loans, net of unearned income, were $210,335,087, a decrease of $4,344,862 since December 31, 2008.  Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.  Average loans, net of the allowance for loan losses, were $213,515,137 and $216,085,651 during the first quarters of 2009 and 2008, respectively, which constituted 91.41% and 88.38% of average interest-earning assets for the respective periods.  For the quarter ended March 31, 2009, our average loan to deposit ratio was 129.48%, compared to 128.76% for the same period in 2008.  The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance.  Our ratio of average loans to deposits plus borrowed funds was 97.14% for the quarter ended March 31, 2009, compared to 94.33% for the same period of 2008.  The Company extends loans primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County.  There are no industry concentrations in  our loan portfolio.  A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region, which is directly impacted by the local economy, will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention.  The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy.  Management believes that the allowance as of March 31, 2009 is adequate to cover possible losses in the loan portfolio identified as of that date; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

The allowance for loan losses increased to $2,259,011 at March 31, 2009, compared to $2,001,739 at December 31, 2008.  The provision for loan losses was $430,000 for the first three months of 2009, compared to $120,000 for the same period of 2008.  The increase in the provision for loan losses in the first three months of 2009 when compared to the same period of 2008 was in response to the increase in net charge-offs, the results of our quarterly review of the adequacy of the factors discussed previously, and specific allocations for impaired loans.  As of March 31, 2009 and December 31, 2008, the allowance for loan losses compared to gross loans was 1.06% and 0.92%, respectively.  As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate.  Additionally, the current economic environment has caused a decline in real estate sales.  Consequently, we have closely reviewed and applied sensitivity analysis to collateral values to more adequately measure potential future losses.  Where necessary, we have obtained new appraisals on collateral.  Specific allocations of the allowance have been provided in these instances where losses may occur.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Three months ended March 31, 2009	Three months ended March 31, 2008	Year ended December 31, 2008

Balance at beginning of year	$2,001,739	$2,328,792	$2,328,792
Loan losses:
Commercial	152,243	14,753	1,452,890
Mortgages	9,753	0	570,665
Consumer	15,214	3,672	66,142
Total loan losses	177,210	18,425	2,089,697
Recoveries on loans previously charged off
Commercial	1,230	0	4,688
Mortgages	3,207	0	40,000
Consumer	45	0	2,956
Total loan recoveries	4,482	0	47,644
Net loan losses	172,728	18,425	2,042,053
Provision for loan losses charged to expense	430,000	120,000	120,000 1,715,000
Balance at end of year	$2,259,011	$2,430,367	$2,001,739
Allowance for loan losses to loans outstanding
At end of period	1.06%	1.11%	0.92%

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

The Company had loans past due 90 days or more, including nonaccrual loans, of $4,923,081 and $5,162,534 at March 31, 2009 and December 31, 2008, respectively.  These loans are detailed below:

Risk Elements of Loan Portfolio
	March 31,	December 31,
	2009	2008
Nonaccrual Loans
Commercial	$837,555	$2,639,972
Mortgage	2,367,863	1,030,685
Consumer	0	0
	3,205,418	3,670,657
Accruing Loans Past Due 90 Days or More
Commercial	133,800	19,539
Mortgage	1,575,090	1,447,221
Consumer	8,773	25,117
	1,717,663	1,491,877
	$4,923,081	$5,162,534

Gross interest income of $230,560 for the first three months of 2009, $217,573 for fiscal year 2008 and $145,270 for the first three months of 2008 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $10,319 for the first three months of 2009, $9,683 for fiscal year 2008 and $1,159 for the first three months of 2008.

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful.  Management has identified all significant impaired loans as of March 31, 2009 and has made the appropriate change to the bank’s loan loss reserve.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits decreased $2,288,591 or 1.70% to $132,276,708 for the three months ended March 31, 2009, from $134,565,299 for the same period of 2008.  Average noninterest-bearing deposits decreased $634,918 or 1.91% to $32,625,532 for the three months ended March 31, 2009, from $33,260,450 for the same period of 2008.  Average total deposits have decreased 1.74% or $2,923,509 to $164,902,240 for the three months ended March 31, 2009 from $167,825,749 for the same period of 2008.  Borrowings, primarily from the FHLB, decreased to $42,000,000 or 2.33% from $43,000,000 at December 31, 2008.

Deposits, particularly core deposits, have been our primary source of funding and have enabled us to meet both our short-term and long-term liquidity needs.  Management anticipates that such deposits will grow and continue to be our primary source of funding for the foreseeable future.  It should be noted, however, that investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, typically increases when the economy and stock markets perform well.  Increased investor confidence in nondeposit investment products in future periods would likely have an adverse impact on our deposit growth.  In addition, changes in governmental monetary policy, especially interest rates, may impact our ability to attract and retain deposits.

Short-Term Borrowings

The following table sets forth the Company’s position with respect to short-term borrowings at March 31, 2009 and December 31 2008.

	March 31, 2009		December 31, 2008
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (daily re-price)	$4,000,000	.45%	$5,000,000	.46%
Retail Repurchase Agreements	11,877,442	.58%	9,959,539	.21%
Federal Funds Borrowed	0	-%	2,170,000	.53%
Total	$15,877,442		$17,129,539

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

The Bank has lines of credit of $16,500,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds with correspondent banks at March 31, 2009.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business.  Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures.  The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $21,500,000 from correspondent banks, namely, the Community Bank and M & T Bank.  The Bank is also a member of the FHLB of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $46,210,370 of which $42,000,000 has been advanced as of March 31, 2009.  There was $4,000,000 and $5,000,000 in short-term borrowings with the FHLB of Atlanta as of March 31, 2009 and December 31, 2008, respectively.  We also have the ability to borrow secured funds through the Federal Reserve’s Discount window as necessary.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio).  In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.  A comparison of the Company’s capital ratios as of March 31, 2009 to the minimum ratios required by federal banking regulators is presented below.

		Minimum	To be well
	Actual	Requirements	Capitalized
Tier 1 risk-based capital	13.13%	4.00%	6.00%
Total risk-based capital	14.20%	8.00%	10.00%
Leverage ratio	11.11%	4.00%	5.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is a "smaller reporting company" and is not required to include the information required by this Item.

Item 4.	Controls and Procedures.

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

An evaluation of the effectiveness of these disclosure controls was carried out as of March 31, 2009 under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

As previously reported, Edwin and Rosalie Kuechler filed a complaint against the Bank in the Circuit Court for Kent County, Maryland on or about June 26, 2008.  The Bank removed this case to the United States District Court for the District of Maryland on or about July 3, 2008.  The suit related to a commercial loan made by the Bank that was guaranteed by the plaintiffs, which guaranty is secured by an indemnity deed of trust on the plaintiffs’ personal residence.  The commercial loan is in default and the Bank is attempting to seek recourse against the plaintiffs, as guarantors.  The plaintiffs alleged, among other things, various violations by the Bank of the federal Truth-in-Lending Act and that the plaintiffs are entitled to rescission of the guaranty, and to recover for illegal banking practices arising from the Bank’s demands for payment, intentional infliction of emotional distress arising from the Bank’s demands for payment, and professional negligence and intentional and negligent misrepresentation relating to alleged oral and written representations made to the plaintiffs by the Bank outside the written transaction documents.  In addition to rescission, the plaintiffs requested compensatory and punitive damages in the amount of $950,000.  On March 9, 2009, the United States District Court for the District of Maryland issued an order granting the Bank’s motion for summary judgment and entered judgment in favor of the Bank and against the plaintiffs on all counts.  On March 18, 2009, the plaintiffs filed a motion with the Court asking it to reconsider the judgment.  The plaintiffs have withdrawn their motion and the parties are negotiating a settlement agreement, which the Bank believes will be favorable to the Bank.

Item 1A.	Risk Factors.

The risks and uncertainties to which the Company’s financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2008.  Management does not believe that any material changes in these risk factors have occurred since December 31, 2008.

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

PEOPLES BANCORP, INC.

Date: May 11, 2009	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer
& Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO/ CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)