Form 10-Q
period 2009-06-30
PEOPLES BANCORP INC/MD
filed 2009-08-13
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 2009

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 779,512 shares of common stock issued and outstanding as of August 1, 2009

PEOPLES BANCORP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
PEOPLES BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
	June 31,	December, 31
	2009	2008
	(unaudited)
ASSETS
Cash and due from banks	$7,175,887	$3,789,925
Federal funds sold	7,016,544	3,896,890
Cash and cash equivalents	14,192,431	7,686,815
Securities available for sale	3,058,390	4,077,898
Securities held to maturity (approximate fair value of $10,419,527 and $10,430,709)	10,060,056	10,055,715
Federal Home Loan Bank stock, at cost	2,341,200	2,494,000
Loans, less allowance for loan losses of $2,302,782 and $2,001,739	207,601,259	214,679,949
Premises and equipment	6,606,275	6,523,845
Goodwill and intangible assets	705,496	712,932
Accrued interest receivable	1,430,626	1,582,688
Deferred income taxes	646,164	858,423
Foreclosed real estate	1,380,000	1,407,000
Other assets	1,801,105	1,814,970
Total Assets	$249,823,002	$251,894,235

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$32,747,182	$34,387,604
Interest-bearing	145,621,590	131,350,969
	178,368,772	165,738,573
Securities sold under repurchase agreements	5,078,787	9,959,539
Federal funds purchased	-	2,170,000
Federal Home Loan Bank advances	35,000,000	43,000,000
Other borrowings	64,609	173,216
Accrued interest payable	439,865	441,832
Other liabilities	2,135,309	1,968,151
	221,087,342	223,451,311
Stockholders' equity
Common stock, par value $10 per share; 1,000,000 shares authorizes; issued and outstanding 779,512 shares at June 30, 2009 and at December 31, 2008	7,795,120	7,795,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	18,702,281	18,370,797
	29,418,267	29,086,783
Accumulated other comprehensive income (loss)
Unrealized gain(loss) on available for sale securities	13,217	51,965
Unfunded liability of defined benefit plan	(695,824)	(695,824)
	28,735,660	28,442,924
Total Liabilities and Stockholders' Equity	$249,823,002	$251,894,235

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
	2009	2008	2009	2008
Interest and dividend revenue
Loans, including fees	$3,389,288	$3,662,673	$6,832,179	$7,520,516
U. S. government agency securities	134,358	192,818	286,551	398,050
Deposits in other banks	13	3,906	36	12,788
Federal funds sold	3,350	21,122	5,371	70,381
Equity securities	0	42,659	0	86,480
Total interest and dividend revenue	3,527,009	3,923,178	7,124,137	8,088,215

Interest expense
Deposits	777,579	869,291	1,526,109	1,827,896
Borrowed funds	399,718	614,597	843,841	1,306,085
Total interest expense	1,177,297	1,483,888	2,369,950	3,133,981

Net interest income	2,349,712	2,439,290	4,754,187	4,954,234

Provision for loan losses	425,000	480,000	855,000	600,000
Net interest income after
provision for loan losses	1,924,712	1,959,290	3,899,187	4,354,234

Noninterest revenue
Service charges on deposit accounts	238,166	257,817	464,305	491,892
Insurance commissions	278,199	219,133	754,874	660,276
Other noninterest revenue	77,893	73,178	197,884	170,001
Total noninterest revenue	594,258	550,128	1,417,063	1,322,169

Noninterest expenses
Salaries and employee benefits	1,177,514	1,141,572	2,278,670	2,236,466
Occupancy	109,434	84,152	226,949	188,519
Furniture and equipment	82,607	66,123	160,299	139,331
Other operating	553,389	449,442	1,019,881	901,386
Total noninterest expenses	1,922,944	1,741,289	3,685,799	3,465,702

Income before income taxes	596,026	768,129	1,630,451	2,210,701
Income taxes	214,098	284,808	605,201	817,423
Net income	$381,928	$483,321	$1,025,250	$1,393,278

Earnings per common share	$0.49	$0.62	$1.32	$1.77

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

SIX MONTHS ENDED JUNE 30, 2009 and 2008

				Accumulated
		Additional		other
		paid-in	Retained	comprehensive	Comprehensive
	Par value	Capital	earnings	income	Income

Balance, December 31, 2007	$7,855,120	$2,920,866	$17,997,286	$(733,478)

Net income	-	-	1,393,278	-	$1,393,278
Unrealized gain on investment securities available for sale net Of income taxes of $4,800	-	-	-	7,368	7,368
Comprehensive income					$1,400,646
Repurchase of stock	(60,000)	-	(420,000)	-
Cash dividend, $0.87 per share	-	-	(683,396)	-

Balance, June 30, 2008	$7,795,120	$2,920,866	$18,287,168	$(726,110)

Balance, December 31, 2008	$7,795,120	$2,920,866	$18,370,797	$(643,859)

Net income	-	-	1,025,250	-	$1,025,250
Unrealized gain on investment securities available for sale net Of income taxes of $25,240	-	-	-	(38,748)	(38,748)
Comprehensive income					$986,502
Cash dividend, $0.89 per share	-	-	(693,766)	-

Balance, June 30, 2009	$7,795,120	$2,920,866	$18,702,281	$(682,607)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the six months ended
	June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$7,271,485	$8,266,849
Fees and commissions received	1,417,063	1,322,169
Cash paid to suppliers and employees	(3,293,426)	(3,924,203)
Interest paid	(2,371,917)	(3,170,658)
Taxes paid	(423,014)	(628,502)
	2,600,191	1,865,655
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(274,788)	(304,119)
Loans made, net of principal collected	6,209,933	4,980,895
Proceeds from sale of foreclosed real estate	83,144	0
Proceeds from maturities and calls of securities
Available for sale	2,000,000	1,000,000
Held to maturity	1,000,365	3,000,794
Acquisition of Insurance agency, net	0	0
Purchase of securities Available for Sale	(1,043,103)	0
Purchase of securities held to maturity	(1,000,000)	(1,988,820)
Acquisition of Insurance agency, net	0	0
Redemption of FHLB stock, net of purchases	152,800	268,600
	7,128,351	6,957,350
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	(1,640,422)	1,096,994
Other deposits	14,270,621	(1,257,670)
Securities sold under repurchase agreements	(7,050,752)	(560,213)
Advances under (repayments of) notes payable, net	(8,000,000)	(7,000,000)
Repayment of other borrowings	(108,607)	(12,036)
Repurchase of stock	0	(480,000)
Dividends paid	(693,766)	(683,396)
	(3,222,926)	(8,896,321
NET INCREASE (DECREASE) IN CASH	6,505,616	(73,316)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	7,686,815	9,840,142
CASH AND EQUIVALENTS AT END OF PERIOD	$14,192,431	$9,766,826

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) (continued)

	For the six months ended June 30,
	2009	2008
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
FROM OPERATING ACTIVITIES
Net income	$1,025,250	$1,393,278
ADJUSTMENTS
Depreciation and amortization	167,921	140,770
Provision for loan losses	855,000	600,000
Amortization of intangible assets	32,780	27,500
Security discount accretion, net of premium amortization	(18,471)	(16,327)
Gain of sale of foreclosed real estate	(56,144)	0
Decrease (increase) in
Accrued interest receivable	152,062	133,780
Income tax refund receivable	182,187	188,921
Other assets	80,658	(662,293)
Increase (decrease) in
Deferred origination fees and costs, net	13,757	61,180
Accrued interest payable and other liabilities	(1,967)	(1,154)
Income taxes payable	0	0
Other liabilities	167,158	0
	$2,600,191	$1,865,655

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Agency”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future interim period.  The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  When used in these notes, the term “Company” refers to Peoples Bancorp, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

    In connection with preparation of the financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date through August 13, 2009. No significant subsequent events were identified which would affect the presentation of the financial information.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the six months ended June 30, 2009 and 2008, total comprehensive income, net of taxes, was $986,502 and $1,400,646, respectively.  Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers.  Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur.  These obligations are not recorded in the Company’s financial statements.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies.  The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral.  The table below represents unfunded obligations at June 30, 2009 and December 31, 2008.

	June 30, 2009	December 31, 2008

Revolving Home Equity Lines	$3,326,007	$3,993,375
1-4 Family Residential Construction Loans	$564,030	$1,028,568
Commercial Real Estate	$4,390,951	$4,262,266
Other Unused Commitments	$14,548,934	$17,250,351
Commercial Letters of Credit	$4,387,372	$5,278,824

5.	Earnings Per Share

Earnings per common share is derived by dividing net income available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of  779,512  for the three- and six-month periods ended June 30, 2009.  For the three- and six-month periods ended June 30, 2008, the weighted average number of shares of common stock outstanding was 781,512 and 784,979, respectively.

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

During the six months ended June 30, 2009 and 2008, the Bank recognized net periodic costs for this plan of $157,515 and $142,628, respectively.  During the six months ended June 30, 2009, the Bank did not contribute to the plan.

7	Segment Reporting

The Company operates two primary businesses:  Community Banking; and Insurance Products and Services.  Through the Community Banking business, the Company provides services to consumers and small businesses on the upper Eastern Shore of Maryland through its seven branches. Community banking activities include serving the deposit needs of small business and individual consumers by providing banking products and services to fit their needs. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, accounts receivable financing arrangements, and merchant card services.

Through the Insurance Products and Services business, the Company provides a full range of insurance products and services to businesses and consumers in the Company’s market areas. Products include property and casualty, life, marine, individual health and long-term care insurance.

Selected financial information by line of business, is included in the following table:
For the six months ended June 30 2009	Community Banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income (loss)	$4,758,529	$(4,342)	$0	$4,754,187
Provision for loan losses	855,000	0	0	$855,000
Net interest income (loss) after provision	3,903,529	(4,342)	0	3,899,187

Noninterest revenue	658,938	758,125	0	$1,417,063
Noninterest expense	3,175,802	509,997	0	$3,685,799
Income before income taxes	1,386,665	243,786	0	1,630,451
Income taxes	513,997	91,204	0	$605,201
Net income	$872,668	$152,582	$0	$1,025,250

Average assets	$250,019,241	$1,629,362	$(393,521)	$251,255,082

For the six months ended June 30 2008	Community Banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income (loss)	$4,960,686	$(6,452)	$0	$4,954,234
Provision for loan losses	600,000	0	0	600,000
Net interest income (loss) after provision	4,360,686	(6,452)	0	4,354,234

Noninterest revenue	658,908	663,261	0	1,322,169
Noninterest expense	2,942,133	523,569	0	3,465,702
Income before income taxes	2,077,461	133,240	0	2,210,701
Income taxes	773,553	43,870	0	817,423
Net income	$1,303,908	$89,370	$0	$1,393,278

Average assets	$256,791,692	$1,499,978	$(212,052)	$258,079,618

8.	Insurance Agency Acquisition

On January 2, 2007, the Company acquired all of the outstanding common stock of the Insurance Agency for approximately $1,000,000.  The Insurance Agency has an office located in Chestertown, Maryland.

On February 23, 2009, the Insurance Agency acquired certain assets of an insurance agency owned by a director for approximately $25,000.

During the six months ended June 30. 2009, the Company recorded amortization of intangible assets of approximately $32,780 related to these acquisitions..

9.	Fair Value

On  January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements.    The adoption of SFAS No. 157 had no effect on the Company’s December 31, 2008 or June 30, 2009  Consolidated Balance Sheets or on the Consolidated Statement of Income for the six months ended June 30, 2009.

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

Where quoted prices are available in an active market, securities available for sale are classified within level 1 of the hierarchy. Level 1 includes securities that have quoted prices in an active market for identical assets. If quoted market prices are not available, then fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. The Company has categorized its securities available for sale as follows:

	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Securities	$3,058,390	$-	$3,058,390	$-

Certain other assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during the first six months of 2009 that were still held in the balance sheet at period-end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets at period-end:

	Total	(Level 1)	(Level 2)	(Level 3)

Foreclosed real estate owned	$1,380,000	$-	$1,380,000	$-

During the first six months of 2009, the Company recognized no write-downs of foreclosed properties.

10.       Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
June 30, 2009
Available for sale
U. S. government agency	$3,035,734	$22,656	$-	$3,058,390

Held to maturity
U. S. government agency	$10,053,282	$359,508	$-	$10,412,790
Mortgage-backed securities	6,773	-	35	6,738
	$10,060,055	$359,508	$35	$10,419,528
December 31, 2008
Available for sale
U. S. government agency	$3,992,083	$85,815	$-	$4,077,898

Held to maturity
U. S. government agency	$10,048,570	$375,170	$-	$10,423,740
Mortgage-backed securities	7,145	-	176	6,969
	$10,055,715	$375,170	$176	$10,430,709

Contractual maturities and the amount of pledged securities are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
June 30, 2009
Maturing
Within one year	$3,035,734	$3,058,390	$4,544,644	$4,682,640
Over one to five years	-	-	5,508,639	5,730,150
Mortgage-backed securities	-	-	6,773	6,738
	$3,035,734	$3,058,390	$10,060,056	$10,419,528

Pledged securities	$1,997,884	$2,019,690	$7,567,008	$7,861,630

December 31, 2008
Maturing
Within one year	$3,992,083	$4,077,898	$999,039	$1,004,100
Over one to five years	-	-	9,049,531	9,420,640
Mortgage-backed securities	-	-	7,145	6,969
	$3,992,083	$4,077,898	$10,055,715	$10,431,709

Pledged securities	$1,449,341	$1,484,759	$6,216,627	$6,441,060

         Investments are pledged to secure the deposits of federal and local governments and as collateral for repurchase agreements.

11.          Recent Accounting Standards

The following are recent accounting pronouncements approved by the Financial Accounting Standards Board (the “FASB”).  Management believes that these Statements will not have any material impact on the financial statements of the Company.

In April 2009, the FASB issued F SFAS 115-2, and EITF 99-22-2, “Recognition and Presentation of Other-Than-Temporary- Impairment” (“FSP FAS115-2”) which clarifies other-than-temporary impairment.  The FSP (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent ant ability to hold an impaired security until recovery with a requirement that management assert: (a) It does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery or its cost basis.  Under FSP FAS 115-2, declines in the fair values of held-to-maturity and available-for-sale securities below their costs that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairments are related to credit losses.  The amount of impairment related to other factors is recognized in other comprehensive income.  FSP FAS 115-2 is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted the provisions of FSP FAS 115-2 and there was no material impact on the Company’s financial condition or results of operations as a result thereof.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” which clarifies the application of fair value accounting,. The FSP affirms the objective of fair value when a market is not active, clarifies and includes additional factors for determining whether there has been a significant decrease in market activity, eliminates the presumption that all transactions are distressed unless proven otherwise, and requires an entity to disclose a change in valuation technique.  The FSP is effective for interim and annual periods ending after June 15, 2009.  The Company has adopted FSP FAS 157-4 and there was no material impact on the Company’s financial condition or results of operations as a result thereof.

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

RESULTS OF OPERATIONS

General

For the three- and six-month periods ended June 30, 2009, we reported net income of $381,928, or $0.49 per share, and $1,025,250, or $1.32 per share, respectively, compared to $483,321, or $0.62 per share, and $1,393,278, or $1.77 per share, respectively, for the same periods in 2008.  The decreases for the three months (20.98%) and six months (26.41%) ended June 30, 2009 over the same periods last year resulted primarily from decreased net interest income and increased funding of the allowance for loan losses. The Insurance Agency produced a net loss of $2,808 for the three-month period ended June 30, 2009 and net income of $152,582 for the six-month period ended June 30, 2009.  The Insurance Agency received its annual contingent sales commission during the first quarter of 2009 and disbursed agents’ commissions during the second quarter of 2009.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets.  The Company’s net interest margin for the six-month period ended June 30, 2009 was 4.17%, compared to 4.16% for the same period in 2008.  The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities.  The net margin may also be adversely impacted by a number of factors, which cannot be predicted and are beyond our control.

Net interest income for the three-month period ended June 30, 2009 was $2,349,712, which represents a decrease of $89,578 or 3.67% from net interest income for the same period in 2008.  Net interest income for the six-month period ended June 30, 2009 was $4,754,187, which represents a decrease of $200,047 or 4.04% over the net interest income for the first six months of 2008.  The primary contributor to these decreases was lower interest rates on loans and deposits during the 2009 periods, which was a direct result of a reduction in the federal funds rate from 2.00% at June 30, 2008 to 0.25% at June 30, 2009.  The 175 basis-point reduction in interest rates by the Federal Reserve in the first six months of 2009 had a significant and immediate impact on the overall yield on earning assets, while reductions on the rates we pay on deposits have lagged due to certificates of deposit that do not re-price until they mature.  We own shares of stock issued by the Federal Home Loan Bank (the “FHLB”) of Atlanta, and another major reduction in interest income during the first half of 2009 was due to the failure during that period of the FHLB of Atlanta to pay dividends on that stock.

Interest revenue for the three and six months ended June 30, 2009 totaled $3,527,009 and $7,124,137, respectively, compared to $3,923,178 and $8,088,215, respectively, for the same periods last year, representing decreases of $396,169 or 10.10% and $964,078 or 11.92%, respectively.  We have experienced a $688,337 decrease in interest earned on loans as a direct result of our average loan balances decreasing by $4.665,006 (net of the allowance for loan losses) when compared to the first six months of 2008.  Additionally, the loss of dividend income on the FHLB of Atlanta stock for the first six months of 2009 reduced interest income by $86,480 over the same time period last year.

Interest expense for the three- and six-month periods ended June 30, 2009 totaled $1,177,298 and $2,369,950, respectively, compared to $1,483,888 and $3,133,981, respectively, for the same periods last year, representing decreases of $306,590 or 20.66% and $764,031 or 24.38%, respectively.  The Company decreased its FHLB borrowings during the first six months of 2009 from $43,000,000 at December 31, 2008 to $35,000,000 at June 30, 2009.  FHLB borrowings at June 30, 2008 were $46,000,000.  As a result, interest expense on borrowed funds for the first six months of 2009 dropped $462,244 when compared to the six months ended June 30, 2008.  The Company assumed approximately $450,000 of debt in connection with the acquisition of the Insurance Agency in 2007, which has been reduced to $64,609 as of June 30, 2009.

A table of our average balances, interest and yields follows.

Average Balances, Interest, and Yield

	For the Six Months Ended			For the Six Months Ended
	June 30, 2009			June 30, 2008
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$5,494,537	$5,371	0.20%	$5,141,860	$70,381	2.75%
Interest-bearing deposits	59,196	38	0.13%	1,001,081	13,408	2.69%
Investment securities:
U. S. government agency	13,336,850	300,425	4.54%	17,409,771	417,321	4.82%
Other	0	0	0.00%	0	0	0.00%
FHLB of Atlanta Stock	2,369,484	0	0.00%	2,763,875	90,668	6.60%
Total investment securities	15,706,334	300,425	3.86%	20,173,646	507,989	5.06%
Loans:
Demand and time	38,986,535	1,188,999	6.15%	41,213,835	1,403,895	6.85%
Mortgage	170,817,109	5,529,264	6.53%	172,835,017	5,962,687	6.94%
Installment	3,888,055	155,532	8.07%	4,608,113	189,553	8.27%
Total loans	213,691,699	6,873,795	6.49%	218,656,965	7,556,135	6.95%
Allowance for loan losses	2,102,059			2,402,319
Total loans, net of allowance	211,589,640	6,873,795	6.55%	216,254,646	7,556,135	7.03%
Total interest-earning assets	232,849,707	7,179,629	6.22%	242,571,233	8,147,913	6.75%
Non-interest-bearing cash	6,090,405			4,841,992
Premises and equipment	6,496,206			6,001,812
Other assets	5,818,764			4,664,581
Total assets	$251,255,082			$258,079,618
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$33,334,460	37,674	0.23%	$36,604,766	57,250	0.31%
Money market and supernow	17,261,210	43,185	0.50%	17,374,889	95,959	1.11%
Other time deposits	84,740,974	1,445,249	3.44%	79,891,507	1,674,687	4.22%
Total interest-bearing deposits	135,336,644	1,526,108	2.27%	133,871,162	1,827,896	2.75%
Borrowed funds	52,178,344	843,841	3.26%	59,604,508	1,306,085	4.41%
Total interest-bearing liabilities	187,514,988	2,369,950	2.55%	193,475,670	3,133,981	3.26%
Noninterest-bearing deposits	32,608,970			33,514,276
	220,123,958			226,989,946
Other liabilities	2,385,260			2,063,435
Stockholders’ equity	28,745,864			29,026,237
Total liabilities and stockholders equity	$251,255,082			$258,079,618
Net interest spread			3.67%			3.49%
Net interest income		$4,809,679			$5,013,932
Net margin on interest-earning assets			4.17%			4.16%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Provision for Loan Losses

The provision for loan losses was $855,000 for the first six months of 2009, compared to $600,000 for the same period of 2008.  The increase in the provision was in response to the increase in net charge-offs, and specific allocations for impaired loans.  Additional information regarding risk elements in the loan portfolio, the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses are discussed below in the section entitled “Loan Quality”.

Noninterest Revenue

Noninterest revenue for the three- and six-month periods ended June 30, 2009 totaled $594,258 and $1,417,063, respectively, which represent increases of 8.02% and 7.18% over $550,128 and $1,322,169, respectively, for the same periods in 2008.  The increases resulted from a $94,598 or 14.33% increase in commission income earned by the Insurance Agency during the first six months of 2009.  In addition, we experienced an increase in other noninterest revenue of $27,883 or 16.40%, offset by a reduction of $27,587 or 5.61% in service charges on deposit accounts, during the first six months of 2009 when compared to the same period of 2008.

Noninterest Expense

The Company recorded noninterest expense of $1,922,944 and $3,685,799 for the three- and six-month periods ended June 30, 2009, respectively, compared to $1,741,289 and $3,465,702, respectively, for the same periods in 2008, representing increases of $181,655 or 10.43% and $220,097 or 6.35%, respectively.   The increases are mainly attributable to increased salaries and employee benefits of $42,204 for the first six months of 2009.

Income Tax Expense

The Company’s effective tax rate for the three- and six-month periods ended June 30, 2009 was 35.9% and 37.1%, respectively, compared to 37.1% and 37.0%, respectively, for the same periods in 2008.  The Company’s income tax expense was $214,098 and $605,201 for the three- and six-months ended June 30, 2009, respectively, compared to $284,808 and $817,423, respectively, for the same periods in 2008.  Decreases in income before income tax during the three- and six-month periods ended June 30, 2009 contributed to the decreases in income tax expense when compared to the same periods of last year.

FINANCIAL CONDITION

Overview

Total assets of the Company at June 30, 2009 were $249,823,002, compared to $251,894,235 at December 31, 2008, representing a decrease of $2,071,233 or 0.82% from December 31, 2008.

Total liabilities at June 30, 2009 were $221,087,342, compared to $223,451,311 at December 31, 2008, representing a decrease of  $2,363,969 or 1.06%.

Stockholders’ equity was $28,735,660 as of June 30, 2009, compared to $28,442,924 as of December 31, 2008, an increase of $292,736.  The increase was due to net income for the period totaling $1,025,250 less a $38,748 decrease in the unrealized gains on securities available for sale net of income taxes and dividends paid to stockholders of $693,766.

Return on average equity for the six months ended June 30, 2009 was 7.19%, compared to 9.65% for the same period in 2008.  Return on average assets was 0.82% for the six months ended June 30, 2009, compared to 1.09% for the same period in 2008.

Composition of Loan Portfolio

At June 30, 2009, loans, net of unearned income, were $207,601,259, a decrease of $7,078,690 since December 31, 2008.  Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.  Average loans, net of the allowance for loan losses, were $211,589,640 and $216,254,646 during the first six months of 2009 and 2008, respectively, which constituted 90.87% and 89.15% of average interest-earning assets for the respective periods.  For the six months ended June 30, 2009, our average loan to deposit ratio was 125.99%, compared to 129.20% for the six months ended June 30, 2008.  The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance.  Our ratio of average loans to deposits plus borrowed funds was 96.12% for the six months ended June 30, 2009, compared to 95.27% for the six months ended June 30, 2008.  The Company extends credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County.  There are no industry concentrations in our loan portfolio.  A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region, which is directly impacted by the local economy, will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention.  The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy.  Management believes that the allowance as of June 30, 2009 is adequate to cover possible losses in the loan portfolio identified as of that date; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

The allowance for loan losses increased to $2,302,782 at June 30, 2009, compared to $2,001,739 at December 31, 2008.  The provision for loan losses was $855,000 for the first six months of 2009, compared to $600,000 for the same period of 2008.  The increase in the provision for loan losses in the first six months of 2009 when compared to the same period of 2008 was in response to the increase in net charge-offs, the results of our quarterly review of the adequacy of the factors discussed previously, and specific allocations for impaired loans.  As of June 30, 2009 and December 31, 2008, the allowance for loan losses compared to gross loans was 1.10% and 0.92%, respectively.  As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate.  Additionally, the current economic environment has caused a decline in real estate sales.  Consequently, we have closely reviewed and applied sensitivity analysis to collateral values to more adequately measure potential future losses.  Where necessary, we have obtained new appraisals on collateral.  Specific allocations of the allowance have been provided in these instances where losses may occur.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses
	Six months ended	Six months ended	Year ended
	June 30,	June 30,	December 31,
	2009	2008	2008
Balance at beginning of year	$2,001,739	$2,328,792	$2,328,792
Loan losses:
Commercial	283,373	1,163,214	1,452,890
Mortgages	254,776	0	570,665
Consumer	28,769	11,410	66,142
Total loan losses	566,918	1,174,624	2,089,697
Recoveries on loans previously charged off
Commercial	6,281	1,000	4,688
Mortgages	3,207	0	40,000
Consumer	3,473	2,506	2,956
Total loan recoveries	12,961	3,506	47,644
Net loan losses	553,957	1,171,118	2,042,053
Provision for loan losses charged to expense	855,000	30,000	1,715,000
Balance at end of year	$2,302,782	$1,757,674	$2,001,739
Allowance for loan losses to gross loans outstanding at end of period	1.10%	0.81%	0.92%

Management believes it has identified and charged off all significant losses in the loan portfolio.  The ratio of the allowance for loan losses to loans outstanding has increased due to this effort to adequately fund our reserve for losses.  Although management believes it has identified all significant losses in the portfolio, there can be no assurance that additional losses will not occur in future periods.

As a result of management's ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms.  These loans are classified as nonaccrual even though the presence of collateral or the borrower's financial strength may be sufficient to provide for ultimate repayment.  Interest on nonaccrual loans is recognized only when received. A loan is generally placed in nonaccrual status when it is specifically determined to be impaired and it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that had been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income.  No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

The Company had loans past due 90 days or more, including nonaccrual loans, of $6,261,635 and $5,162,535 at June 30, 2009 and December 31, 2008, respectively.  These loans are detailed below:

Risk Elements of Loan Portfolio
	June 30, 2009	December 31, 2008
Nonaccrual Loans
Commercial	$495,579	$2,639,972
Mortgage	2,386,098	1,030,685
Consumer	0	0
	2,881,677	3,670,657
Accruing Loans Past Due 90 Days or More
Commercial	194,754	19,540
Mortgage	3,146,160	1,447,221
Consumer	39,044	25,117
	3,379,958	1,491,878
	$6,261,635	$5,162,535

Gross interest income of $220,794 for the first half of 2009, $217,573 for fiscal year 2008 and $174,969 for the first half of 2008 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $15,195 for the first half of 2009, $9,683 for fiscal year 2008 and $3,358 for the first half of 2008.

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful.  Management believes it has identified all significant impaired loans as of June 30, 2009 and has made the appropriate charge to the Bank’s loan loss reserve.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $1,465,482 or 1.09% to $135,336,644 for the six months ended June 30, 2009, from $133,871,162 for the same period in 2008.  Average noninterest-bearing deposits decreased $905,306 or 2.70% to $32,608,970 for the six months ended June 30, 2009, from $33,514,276 for the same period in 2008.  Average total deposits have increased 0.33% or $560,176 to $167,945,614 for the six months ended June 30, 2009 from $167,385,438 for the same period in 2008.  Borrowings, primarily from the FHLB of Atlanta to fund loan demand, decreased to $35,000,000 from $43,000,000 at December 31, 2008, a decrease of 18.60%.

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

Short-Term Borrowings

The following table sets forth our position with respect to short-term borrowings for June 30, 2009 and December 31 2008.

	June 30, 2009		December 31, 2008
	Amount	Rate	Amount	Rate

Federal Home Loan Bank (daily re-price)	$0	-%	$5,000,000	.46%
Retail Repurchase Agreements	5,078,787	.58%	9,959,539	.21%
Federal Funds Borrowed	0	-%	2,170,000	.53%
Total	$5,078,787		$17,129,539

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

As of June 30, 2009, the Bank had lines of credit of $16,500,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds with correspondent banks.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business.  Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures.  The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $21,500,000 from correspondent banks, namely, the Community Bank and M & T Bank.  The Bank is also a member of the FHLB of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $42,672,299 of which $35,000,000 has been advanced as of June 30, 2009.  There were no short-term borrowings at June 30, 2009 with the FHLB of Atlanta, compared to $5,000,000 as of December 31, 2008.  We also have the ability to borrow secured funds through the Federal Reserve’s Discount window as necessary.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio).  In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.  A comparison of the Company’s capital ratios (on a consolidated basis) as of June 30, 2009 to the minimum ratios required by federal banking regulators is presented below.

		Minimum	To be well
	Actual	Requirements	capitalized
Tier 1 risk-based capital	13.29%	4.00%	6.00%
Total risk-based capital	14.40%	8.00%	10.00%
Leverage ratio	11.09%	4.00%	5.00%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company is a “smaller reporting company” and is not required to include the information required by this item.

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

An evaluation of the effectiveness of these disclosure controls was carried out as of June 30, 2009 under the supervision and with the participation of management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.              Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders held on May 27, 2009, the stockholders of Peoples Bancorp, Inc. were asked to vote upon the election of 12 directors to serve on the Board of Directors of Peoples Bancorp, Inc. for one-year terms and until their successors are duly elected and qualify (“Proposal 1”).  The stockholders also were asked to ratify the selection of Rowles & Company, LLP as our independent registered public accounting firm for 2009 (“Proposal 2”).  The Board of Directors submitted these matters to a vote through the solicitation of proxies.

The results of Proposal 1 were as follows:
Nominees (terms expire 2009)	For	Against	Abstain	Broker Non-Votes
E. Jean Anthony.	582,532	300	1,002	8,156
Robert W. Clark, Jr.	582,832	0	1,002	8,156
LaMonte E. Cooke	582,382	450	1,002	8,156
Gary B. Fellows	582,832	0	1,002	8,156
Herman E. Hill, Jr.	582,832	0	1,002	8,156
Patricia Joan Ozman Horsey	582,832	0	1,002	8,156
P. Patrick McClary	582,832	0	1,002	8,156
Alexander P. Rasin, III	581,632	1,200	1,002	8,156
Stefan R. Skipp	582,832	0	1,002	8,156
Thomas G. Stevenson	581,632	1,200	1,002	8,156
Elizabeth A. Strong	582,832	0	1,002	8,156
William G. Wheatley	582,832	0	1,002	8,156

The results of Proposal 2 were as follows:  584,362 votes for the proposal; 102 votes against the proposal; 1,320 abstentions; and 8,156 broker non-votes.

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

PEOPLES BANCORP, INC.

Date: August 13, 2009	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer
& Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)