Form 10-Q
period 2009-09-30
PEOPLES BANCORP INC/MD
filed 2009-11-13
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549

FORM 10-Q

☒     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ (Not Yet Applicable)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  779,512 shares of common stock issued and outstanding as of November 1, 2009

PEOPLES BANCORP, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.
PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

Cash and due from banks	$12,243,516	$3,789,925
Federal funds sold	2,713,861	3,896,890
Cash and cash equivalents	14,957,377	7,686,815
Securities available for sale	4,043,620	4,077,898
Securities held to maturity (approximate fair
value of $10,382,685 and $10,430,709)	10,061,685	10,055,715
Federal Home Loan Bank stock, at cost	2,401,200	2,494,000
Loans, less allowance for loan losses
of $2,566,807 and $2,001,739	206,195,123	214,679,949
Premises and equipment	6,571,726	6,523,845
Goodwill and intangible assets	688,578	712,932
Accrued interest receivable	1,537,119	1,582,688
Deferred income taxes	650,464	858,423
Foreclosed real estate	1,380,000	1,407,000
Other assets	1,447,026	1,814,970
Total Assets	$249,933,918	$251,894,235

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$31,669,422	$34,387,604
Interest-1bearing	151,321,020	131,350,969
	182,990,442	165,738,573
Securities sold under repurchase agreements	2,284,527	9,959,539
Federal funds purchased	0	2,170,000
Federal Home Loan Bank advances	33,000,000	43,000,000
Other borrowings	0	173,216
Accrued interest payable	347,791	441,832
Other liabilities	2,463,488	1,968,151
	221,086,248	223,451,311
Stockholders' equity
Common stock, par value $10 per share, 1,000,000 shares
authorized; issued and outstanding 779,512 shares at
September 30, 2009 and at December 31, 2008	7,795,120	7,795,120
Additional paid in capital	2,920,866	2,920,866
Retained earnings	18,821,116	18,370,797
	29,537,102	29,086,783
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available for sales securities	6,392	51,965
Unfunded liability of defined benefit plan	-695,824	-695,824
	28,847,670	28,442,924
Total Liabilities and Stockholders’ Equity	$249,933,918	$251,894,235

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and dividend revenue
Loans, including fees	$3,306,921	$3,692,342	$10,139,100	$11,212,858
U. S. government agencies securities	125,756	184,146	412,307	582,196
Deposits in other banks	18	1,750	54	14,538
Federal funds sold	2,409	17,291	7,780	87,672
Equity securities	4,903	37,797	4,903	124,277
Total interest and dividend revenue	3,440,007	3,933,326	10,564,144	12,021,541

Interest expense
Deposits	785,526	850,687	2,311,635	2,678,583
Borrowed funds	370,079	575,321	1,213,920	1,881,406
Total interest expense	1,155,605	1,426,008	3,525,555	4,559,989

Net interest income	2,284,402	2,507,318	7,038,589	7,461,552

Provision for loan losses	316,000	440,000	1,171,000	1,040,000
Net interest income after
provision for loan losses	1,968,402	2,067,318	5,867,589	6,421,552

Noninterest revenue
Service charges on deposit accounts	255,719	255,534	720,024	747,426
Insurance commissions	344,564	340,621	1,099,439	1,000,897
Other noninterest revenue	73,051	71.024	270,935	241,025
Total noninterest revenue	673,334	667,179	2,090,398	1,989,348

Noninterest expenses
Salaries and employee benefits	1,103,947	1,090,179	3,382,617	3,326,645
Occupancy	125,167	122,453	352,116	310,972
Furniture and equipment	94,931	69,575	255,230	208,906
Other operating	568,415	526,540	1,588,296	1,427,926
Total noninterest expenses	1,892,460	1,808,747	5,578,259	5,274,449

Income before income taxes	749,276	925,750	2,379,728	3,136,451
Income taxes	279,661	338,820	884,863	1,156,243
Net income	$469,615	$586,930	$1,494,865	$1,980,208

Earnings per common share	$0.60	$0.75	$1.92	$2.53

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

				Accumulated
		Additional		other
		paid-in	Retained	comprehensive	Comprehensive
	Common Stock	capital	earnings	income	income

Balance, December 31, 2007	$7,855,120	$2,920,866	$17,997,286	$(733,478)

Net income	-	-	1,980,208	-	$1,980,208
Unrealized gain on investment
securities available for sale net
of income taxes of $2,387	-	-	-	(3,665)	(3,665)
Comprehensive income					$1,976,543
Repurchase of stock	(60,000)	-	(420,000)	-
Cash dividend, $1.25 per share	-	-	(1,026,381)	-

Balance, September 30, 2008	$7,795,120	$2,920,866	$18,531,113	$(737,143)

Balance, December 31, 2008	$7,795,120	$2,920,866	$18,370,797	$(643,859)

Net income	-	-	1,494,865	-	$1,494,865
Unrealized gain on investment
securities available for sale net
of income taxes of $27,338	-	-	-	(45,573)	(45,573)
Comprehensive income					$1,449,292
Repurchase of stock	-	-	-	-
Cash dividend, $1.32 per share	-	-	(1,044,546)	-

Balance, September 30, 2009	$7,795,120	$2,920,866	$18,821,116	$(689,432)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
	For the nine months ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$10,629,687	$12,269,892
Fees and commissions received	2,061,033	1,989,348
Cash paid to suppliers and employees	(5,002,868)	(5,380,883)
Interest paid	(3,619,595)	(4,599,116)
Taxes paid	(52,140)	(967,322)
	4,016,117	3,311,919
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(306,347)	(990,994)
Loans made, net of principal collected	6,981,610	4,398,189
Proceeds from sale of foreclosed real estate	371,364	(990,994)
Proceeds from maturities and calls of securities
Available for sale	3,000,000	1,000,000
Held to maturity	1,000,650	3,501,036
Purchase of securities Available for Sale	(3,049,383)	0
Purchase of securities held to maturity	(1,000,000)	(2,505,170)
Purchase of FHLB Stock	92,800	403,600
Acquisition of Insurance Agency	(25,344)	0
	7,065,350	5,806,661
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	11,223,141	1,714,446
Other deposits	6,028,728	(6,400,622)
Securities sold under repurchase agreements	(9,845,012)	3,739,044
Advances under (repayments of) notes payable	(10,000,000)	(10,000,000)
Repayments of other borrowings	(173,216)	(15,662)
Repurchase of Stock	0	(480,000)
Dividends paid	(1,044,546)	(1,026,381)
	(3,810,905)	(12,469,175)
NET INCREASE (DECREASE) IN CASH	7,270,562	(3,350,595)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	7,686,815	9,840,142
CASH AND EQUIVALENTS AT END OF PERIOD	$14,957,377	$6,489,547

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) (continued)

	For the nine months ended
	September 30,
	2009	2008
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
FROM OPERATING ACTIVITIES
Net income	$1,494,865	$1,980,208
ADJUSTMENTS
Depreciation and amortization	258,920	211,017
Provision for loan losses	1,171,000	1,040,000
Amortization of intangible assets	49,698	41,250
Security discount accretion, net of premium amortization	2,759	(26,338)
Gain on sale of foreclosed real estate	(29,365)	0
Decrease (increase) in
Accrued interest receivable	45,569	202,913
Income tax refund receivable	(288,577)	188,921
Other assets	892,737	(505,129)
Increase (decrease) in
Deferred origination fees and costs, net	17,216	71,776
Accrued Interest payable and other liabilities	401,295	107,301
	$4,016,117	$3,311,919

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Agency”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other future interim period.  The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  When used in these notes, the term “Company” refers to Peoples Bancorp, Inc, and, unless the context requires otherwise, its consolidated subsidiaries.

The Account Standards Codification (the “ASC”) of the Financial Accounting Standards Board (the “FASB”) became effective on July 1, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative U. S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  Rules and interpretive releases of the U.S. Securities and Exchange Commission (the “SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

In connection with preparation of the financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165 “Subsequent Events” (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date through November 12, 2009.  No significant subsequent events were identified which would affect the presentation of the financial information.

2.             Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.             Comprehensive income

For the nine months ended September 30, 2009 and 2008, total comprehensive income, net of taxes, was $1,449,292 and $1,976,543, respectively.  Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes

4.           Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers.  Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur.  These obligations are not recorded in the Company’s financial statements.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies.  The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral.  The table below represents unfunded obligations at September 30, 2009 and December 31, 2008.

	At September 30, 2009	December 31, 2008

Revolving Home Equity Lines	$3,117,854	$3,993,375
1-4 Family Residential Construction loans	512,878	1,028,568
Commercial Real Estate	3,340,407	4,262,266
Other Unused Commitments	16,134,093	17,250,351
Commercial Letters of Credit	3,844,378	5,278,824
Total	$26,949,610	$31,813,384

5.           Earnings Per Share

Earnings per common share is derived by dividing net income available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 779,512 for the three- and nine-month periods ended September 30, 2009.  For the three- and nine-month periods ended September 30, 2008, the weighted average number of shares of common stock outstanding was 779,512 and 784,167, respectively.

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

During the nine months ended September 30, 2008 and 2007, the Bank recognized net periodic costs for this plan of $235,101 and $213,846, respectively.  During the nine months ended September 30, 2009, the Bank contributed $68,176 to the plan.

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

Selected financial information by line of business, is included in the following table:

For the nine months ended September 30, 2009	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$7,043,351	$(4,762)	$0	$7,038,589
Provision for loan losses	1,171,000	0	0	1,171,000
Net interest income after provision	5,872,351	(4,762)	0	5,867,589

Noninterest revenue	986,259	1,104,139	0	2,090,398
Noninterest expense	4,822,903	755,356	0	5,578,259
Income before income taxes	2,035,707	344,021	0	2,379,728
Income taxes	754,009	130,854	0	884,863
Net income	$1,281,698	$213,167	$0	$1,494,865

Average assets	$250,059,546	$1,683,194	$(455,059)	$251,287,681

For the nine months ended September 30, 2008	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$7,470,387	$(8,835)	$0	$7,461,552
Net interest income	$7,470,387	$(8,835)	$0	$7,461,552
Provision for loan losses	1,040,000	0	0	1,040,000
Net interest income after provision	6,430,387	(8,835)	0	6,421,552

Noninterest revenue	984,816	1,004,532	0	1,989,348
Noninterest expense	4,470,498	803,951	0	5,274,449
Income before income taxes	2,944,705	191,746	0	3,136,451
Income taxes	1,092,627	63,616	0	1,156,243
Net income	$1,852,078	$128,130	$0	$1,980,208

Average assets	$254,768,066	$1,547,267	$(278,919)	$256,036,414

8.           Insurance Agency Acquisition

On January 2, 2007, the Company acquired all of the outstanding common stock of the Insurance Agency for approximately $1,000,000.  The Insurance Agency has an office located in Chestertown Maryland.

On February 23, 2009, the Insurance Agency acquired certain assets of an insurance agency owned by a director of the Company for approximately $25,000.

During the nine months ended September 30. 2009, the Company recorded amortization of intangible assets of $49,698 related to these acquisitions.

9.           Fair Value

On  January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”.  The adoption of SFAS No. 157 had no material effect on the Company’s December 31, 2008 and September 30, 2009 Consolidated Balance Sheets or on the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2009.

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

	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Securities	$4,043,620	$4,043,620	$-	$-

Certain other assets are measured at fair value on a nonrecurring basis.  These adjustments to fair value usually result from application of lower of cost or fair value accounting or write-downs of individual assets due to impairment.  For assets measured at fair value on a nonrecurring basis during the first nine months of 2009 that were still held in the balance sheet at period-end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual asset at period-end:

	Total	(Level 1)	(Level 2)	(Level 3)

Foreclosed real estate owned	$1,380,000	$-	$1,380,000	$-

During the first nine months of 2009, the Company recognized no write-downs of foreclosed properties.

10.         Investment Securities.

 Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	cost	gains	losses	Value
Available for Sale
U. S. government agency	$4,032,088	$11,532	$0	$4,043,620

Held to maturity
U. S. government agency	$10,055,199	$321,016	$0	$10,376,215
Mortgage-backed securities	6,486	0	15	6,471
	$10,061,685	$321,016	$15	$10,382,686

December 31, 2008
Available for Sale
U. S. government agency	$3,992,083	$85,815	$0	$4,077,898

Held to maturity
U. S. government agency	$10,048,570	$375,170	$0	$10,423,740
Mortgage-backed securities	7,145	0	176	6,969
	$10,055,715	$375,170	$176	$10,430,709

Contractual maturities and the amount of pledged securities are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to maturity
	Amortized	Fair	Amortized	Fair
September 30, 2009	cost	Value	cost	Value
Maturing
Within one year	$2,026,295	$2,033,060	$6,537,325	$6,721,265
Over one to five years	2,005,793	2,010,560	3,517,874	3,654,950
Mortgage-backed securities	0	0	6,486	6,471
	$4,032,088	$4,043,620	$10,061,685	$10,382,686

Pledged securities	$999,430	$1,004,760	$6,569,222	$6,784,765

December 31, 2008
Maturing
Within one year	$3,992,083	$4,077,898	$999,039	$1,004,100
Over one to five years	0		9,049,531	9,420,640
Mortgage-backed securities	0		7,145	6,969
	$3,992,083	$4,077,898	$10,055,715	$10,431,709

Pledged securities	$1,449,341	$1,484,759	$6,216,627	$6,441,060

Investments are pledged to secure the deposits of federal and local governments and as collateral for repurchase agreements.

11.         Recent Accounting Standards

The following are recent accounting pronouncements approved by the FASB.  These Statements will not have any material impact on the financial statements of the Company.

As discussed in Note 1 – Significant Accounting Policies, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative  GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 320, “Investments – Debit and Equity Securities”.  New authoritative accounting guidance under ASC Topic 320, “Investments – Debt and Equity Securities”, (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert:  (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis.  Under ASC Topic 320, declines in the fair values of held-to-maturity and available-for-sale securities below their costs that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses.  The amount of the impairment related to other factors is recognized in other comprehensive income.  The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009.  Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 715, “Compensation – Retirement Benefits”.  New authoritative accounting guidance under ASC topic 715, “Compensation – Retirement Benefits”, provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans.  Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets.  The disclosures required by ASC Topic 715 will be included in the Company’s financial statements beginning with the financial statements for the year ended December 31, 2009.

FASB ASC Topic 855, “Subsequent Events”.  New authoritative accounting guidance under ASC Topic 855, “Subsequent Events”, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events to transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

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

RESULTS OF OPERATIONS

Overview

For the three- and nine-month periods ended September 30, 2009, the Company reported net income of $469,615, or $0.60 per share, and $1,494,865, or $1.92 per share, respectively, compared to $586,930, or $0.75 per share, and $1,980,208, or $2.53 per share, respectively, for the same periods in 2008. The decreases for the three months (19.99%) and nine months (24.51%) ended September 30, 2009 over the same period last year resulted primarily from decreased net interest income and increased loan loss reserve. The Insurance Agency produced net income of $60,585 for the three-month period ended September 30, 2009 and net income of $213,167 for the nine-month period ended September 30, 2009, compared to $38,760 and $128,130, respectively, for the corresponding periods last year.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets. The Company’s net interest margin for the nine-month period ended September 30, 2009 was 4.12%, compared to 4.19% for the same period in 2008. The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. The net margin may also be adversely impacted by a number of factors which cannot be predicted and are beyond our control.

Net interest income for the three-month period ended September 30, 2009 was $2,284,402, which represents a decrease of $222,916 or 8.89% from net interest income for the same period in 2008. Net interest income for the nine-month period ended September 30, 2009 was $7,038,589, which represents a decrease of $422,963 or 5.67% from the net interest income for the first nine months of 2008. The primary contributor to these decreases was lower interest rates on loans and deposits during the 2009 periods, which was a direct result of a reduction in the federal funds rate from 2.00% at September 30, 2008 to 0.25% at September 30, 2009. The 175 basis-point reduction in interest rates by the Federal Reserve in the first nine months of 2009 had a significant and immediate impact on the overall yield on earning assets, while reductions on the rates we pay on deposits have lagged due to certificates of deposit that do not re-price until they mature. We own shares of stock issued by the Federal Home Loan Bank (the “FHLB”) of Atlanta, and another major reduction in interest income resulted from the FHLB of Atlanta’s decision to not pay dividends on its stock during the first and second quarters of 2009.

Interest revenue for the three and nine months ended September 30, 2009 totaled $3,440,007 and $10,564,144, respectively, compared to $3,933,326 and $12,021,541, respectively, for the same periods last year, representing decreases of $493,319 or 12.54% and $1,457,397 or 12.12%, respectively. We have experienced a $1,073,758 decrease in interest earned on loans as a direct result of a $6,106,810 decrease (net of the allowance for loan losses) in our average loan balances when compared to the first nine months of 2008. Additionally, as noted above, the loss of dividend income on the FHLB of Atlanta stock for the first nine months of 2009 reduced interest income by $119,374 over the same time period last year.

Interest expense for the three- and nine-month periods ended September 30, 2009 totaled $1,155,605 and $3,525,555, respectively, compared to $1,426,008 and $4,559,989, respectively, for the same periods last year, representing decreases of $270,403 or 18.96% and $1,034,434 or 22.69%, respectively. The Company decreased its FHLB borrowings during the first nine months of 2009 from $43,000,000 at December 31, 2008 to $33,000,000 at September 30, 2009. FHLB borrowings at September 30, 2008 were $43,000,000. As a result, interest expense on borrowed funds for the first nine months of 2009 dropped $667,486 when compared to the nine months ended September 30, 2008. The Company assumed approximately $450,000 of debt in connection with the acquisition of the Insurance Agency. As of September 30, 2009, this debt was paid off.

A table of the Company’s average balances, interest and yields follows.

Average Balances, Interest, and Yield
	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets

Federal funds sold	$5,562,255	$7,780	0.19%	$4,498,846	$87,672	2.60%
Interest-bearing deposits	72,933	57	0.10%	790,825	15,242	2.57%
Investment securities:
U. S. government agency	13,425,760	432,270	4.30%	16,985,593	610,382	4.80%
Other	0	0	0.00%	0	0	0.00%
FHLB of Atlanta Stock	2,370,502	5,141	0.29%	2,690,997	130,297	6.47%
Total investment securities	15,796,262	437,411	3.70%	19,676,590	740,679	5.03%
Loans:
Demand and time	37,773,582	1,752,831	6.20%	40,701,755	2,071,033	6.80%
Mortgage	170,407,006	8,225,417	6.45%	172,906,349	8,916,216	6.89%
Installment	3,795,701	228,351	8.04%	4,526,663	280,406	8.27%
Total loans	211,976,289	10,206,599	6.44%	218,134,767	11,267,655	6.90%
Allowance for loan losses	2,179,094			2,230,762
Total loans, net of allowance	209,797,195	10,206,599	6.50%	215,904,005	11,267,655	6.97%
Total interest-earning assets	231,228,645	10,651,847	6.16%	240,870,266	12,111,248	6.72%
Non-interest-bearing cash	7,691,839			4,876,536
Premises and equipment	6,534,335			6,067,583
Other assets	5,832,862			4,222,029
Total assets	$251,287,681			$256,036,414
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$34,337,433	59,042	0.23%	$36,053,328	78,390	0.29%
Money market and supernow	17,220,773	61,258	0.48%	17,274,283	132,380	1.02%
Other time deposits	86,654,436	2,191,335	3.38%	80,324,358	2,467,813	4.10%
Total interest-bearing deposits	138,212,642	2,311,635	2.24%	133,651,969	2,678,583	2.68%
Borrowed funds	49,039,870	1,213,919	3.31%	58,095,060	1,881,406	4.33%
Total interest-bearing liabilities	187,252,512	3,525,554	2.52%	191,747,029	4,559,989	3.18%
Noninterest-bearing deposits	32,712,030			33,748,179
	219,964,542			225,495,208
Other liabilities	2,522,014			1,987,756
Stockholders’ equity	28,801,125			28,553,450
Total liabilities and stockholders’ equity	$251,287,681			$256,036,414
Net interest spread			3.64%			3.54%
Net interest income		$7,126,293			$7,551,259
Net margin on interest-earning assets			4.12%			4.19%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Provision for Loan Losses

The provision for loan losses was $1,171,000 for the first nine months of 2009, compared to $1,040,000 for the same period of 2008. The increase in the provision was in response to the increase in net charge-offs, and specific allocations for impaired loans. Additional information regarding risk elements in the loan portfolio, the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses are discussed below in the section entitled “Loan Quality”.

Noninterest Revenue

Noninterest revenue for the three- and nine-month periods ended September 30, 2009 totaled $673,334 and $2,090,398, respectively, which represent increases of 0.92% and 5.08%, respectively, over the $667,179 and $1,989,348, respectively, recorded for the same periods in 2008. The increases resulted from a $98,542 or 9.85% increase in commission income earned by the Insurance Agency during the first nine months of 2009. In addition, we experienced an increase in other noninterest revenue of $29,910 or 12.41%, offset by a reduction of $27,402 or 3.67% in service charges on deposit accounts, during the first nine months of 2009 when compared to the same period of 2008.

Noninterest Expense

The Company recorded noninterest expense of $1,892,460 and $5,578,259 for the three- and nine-month periods ended September 30, 2009, respectively, compared to $1,808,747 and $5,274,449, respectively, for the same periods in 2008, representing increases of $83,713 or 4.63% and $303,810 or 5.76%, respectively. The increases are mainly attributable to increased salaries and employee benefits of $55,972 and a $194,637 increase in FDIC insurance premiums for the first nine months of 2009 when compared to the same period of last year. As a result of opening our office in Suddlersville and updating our data processing system, occupancy expense increased $41,144 and furniture and equipment expense increased $46,324 during the first nine months of 2009 over the same period in 2008. FDIC insurance premiums for the nine months ended September 30, 2009 were $249,805, compared to $55,168 for the nine months ended September 30, 2008.

Income Tax Expense

The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2009 was 37.3% and 37.2%, respectively, compared to 36.6% and 36.9% respectively, for the same periods in 2008. The Company’s income tax expense was $279,661 and $884,863 for the three- and nine-months ended September 30, 2009, respectively, compared to $338,820 and $1,156,243, respectively, for the same periods in 2008. Decreases in income before income tax during the three- and nine-month periods ended September 30, 2009 contributed to the decreases in income tax expense when compared to the same periods of last year.

FINANCIAL CONDITION

Overview

Total assets of the Company at September 30, 2009 were $249,933,918, compared to $251,894,235 at December 31, 2008, representing a decrease of $1,960,317 or 0.78%.

Total liabilities at September 30, 2009 were $221,086,248, compared to $223,451,311 at December 31, 2008, representing a decrease of $2,365,063 or 1.06%.

Stockholders’ equity was $28,847,670 at September 30, 2009, compared to $28,442,924 at December 31, 2008, representing an increase of $404,746. The increase was due to net income for the period totaling $1,494,865, offset by a $45,573 decrease in the unrealized gains on securities available for sale net of income taxes and dividends paid to stockholders of $1,044,546.

Return on average equity for the nine months ended September 30, 2009 was 6.94%, compared to 9.26% for the same period in 2008. Return on average assets was 0.84% for the nine months ended September 30, 2009, compared to 1.03% for the same period in 2008.

Composition of Loan Portfolio

At September 30, 2009, loans, net of unearned income, were $206,195,123, a decrease of $8,484,826 since December 31, 2008. Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $209,797,195 and $215,904,005 during the first nine months of 2009 and 2008, respectively, which constituted 90.73% and 89.63% of average interest-earning assets for the respective periods. For the nine months ended September 30, 2009, our average loan to deposit ratio was 122.74%, compared to 128.97% for the nine months ended September 30, 2008. Our ratio of average loans to deposits plus borrowed funds was 95.38% for the nine months ended September 30, 2009, compared to 95.75% for the nine months ended September 30, 2008. The Company extends credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County. There are no industry concentrations in our loan portfolio. A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region, which is directly impacted by the local economy, will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of September 30, 2009 is adequate to cover possible losses in the loan portfolio identified as of that date; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

The allowance for loan losses increased to $2,566,807 at September 30, 2009, from $2,001,739 at December 31, 2008. The provision for loan losses was $1,171,000 for the first nine months of 2009, compared to $1,040,000 for the same period of 2008. The increase in the provision for loan losses in the first nine months of 2009 when compared to the same period of 2008 was in response to the increase in net charge-offs, the results of our quarterly review of the adequacy of the factors discussed previously, and specific allocations for impaired loans. As of September 30, 2009 and December 31, 2008, the allowance for loan losses compared to gross loans was 1.23% and 0.92%, respectively. As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate. Additionally, the current nationwide recession has had a significant and adverse impact on real estate values and sales over the past 12 months. Consequently, we have closely reviewed our loan portfolio and applied sensitivity analyses to collateral values to ensure that we are adequately measuring potential future losses. Where necessary, we have obtained new appraisals on collateral. Specific allocations of the allowance have been provided in these instances where losses may occur.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses
	Nine months ended	Nine months ended	Year ended
	September 30,	September 30,	December 31,
	2009	2008	2008
Balance at beginning of year	$2,001,739	$2,328,792	$2,328,792
Loan losses:
Commercial	283,373	1,331,712	1,452,890
Mortgages	295,049	490,000	570,665
Consumer	42,210	26,259	66,142
Total loan losses	620,632	1,847,971	2,089,697
Recoveries on loans previously charged off
Commercial	7,861	3,868	4,688
Mortgages	3,207	0	40,000
Consumer	3,632	2,807	2,956
Total loan recoveries	14,700	6,675	47,644

Net loan losses	605,932	1,841,296	2,042,053
Provision for loan losses charged to expense	1,171,000	1,040,000	1,715,000
Balance at end of year	$2,566,807	$1,527,496	$2,001,739
Allowance for loan losses to loans outstanding at end of period	1.23%	0.71%	0.92%

Management believes it has identified and charged off all significant losses in the loan portfolio, but there can be no assurance that additional losses will not occur in future periods.. The ratio of the allowance for loan losses to loans outstanding has increased due to this effort to adequately fund our allowance for losses.

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

The Company had loans past due 90 days or more including nonaccrual loans of $8,475,610 and $5,162,535 at September 30, 2009 and December 31, 2007, respectively. These loans are detailed below:

Risk Elements of Loan Portfolio
	September 30,	December 31,
	2009	2008
Nonaccrual Loans
Commercial	$278,047	$2,639,972
Mortgage	5,567,820	1,030,685
Consumer	42,688	0
	5,888,555	3,670,657
Accruing Loans Past Due 90 Days or More
Commercial	495,579	19,540
Mortgage	2,091,476	1,447,221
Consumer	0	25,117
	2,587,055	1,491,878
	$8,475,610	$5,162,535

Gross interest income of $263,031 for the first nine months of 2009, $217,573 for fiscal year 2008 and $181,683 for the first nine months of 2008 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms. Interest actually recorded on such loans was $21,277 for the first nine months of 2009, $9,683 for fiscal year 2008 and $6,325 for the first nine months of 2008.

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management believes that it has identified all significant impaired loans as of September 30, 2009 and has made the appropriate change to the loan loss reserve in respect of those impaired loans.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $4,560,673 or 3.41% to $138,212,642 for the nine months ended September 30, 2009, from $133,651,969 for the same period in 2008. Average noninterest-bearing deposits decreased $1,036,149 or 3.07% to $32,712,030 for the nine months ended September 30, 2009, from $33,748,179 for the same period in 2008. Average total deposits increased 2.11% or $3,524,525 to $170,924,672 for the nine months ended September 30, 2009 from $167,400,148 for the same period in 2008. Borrowings, primarily from the FHLB of Atlanta to fund loan demand, decreased to $33,000,000 from $43,000,000 at December 31, 2008, a decrease of 23.26%.

Deposits, particularly core deposits, and borrowed funds have been our primary sources of funding and have enabled us to meet both our short-term and long-term liquidity needs. Management anticipates that deposits will grow and continue to be our primary source of funding for the foreseeable future. It should be noted, however, that investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, typically increases when the economy and stock markets perform well. Increased investor confidence in nondeposit investment products in future periods would likely have an adverse impact on our deposit growth. In addition, changes in governmental monetary policy, especially interest rates, may impact our ability to attract and retain deposits.

Short-term Borrowings

The following table sets forth the our position with respect to short-term borrowings at September 30, 2009 and December 31, 2008

	September 30, 2009		December 31, 2008
	Amount	Rate	Amount	Rate
FHLB (daily re-price)	$0	-%	$5,000,000	.46%
Retail Repurchase Agreements	2,284,527	1.86%	9,959,539	2.85%
Federal Funds Borrowed	0	-%	2,170,000	.53%
Total	$12,780,520		$9,041,476

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

As of September 30, 2009, the Bank had lines of credit of $13,650,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds with correspondent banks.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $13,650,000 from correspondent banks, namely, Community Bankers Bank and M&T Bank. The Bank is also a member of the FHLB of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $42,683,952 of which $33,000,000 was advanced as of September 30, 2009. We also have the ability to borrow secured funds through the Federal Reserve’s Discount window as necessary.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Company’s capital ratios as of September 30, 2009 to the minimum ratios required by federal banking regulators is presented below.

	Actual	Minimum Requirements	To Be Well Capitalized
Tier 1 risk-based capital	13.32%	4.00%	6.00%
Total risk-based capital	14.56%	8.00%	10.00%
Leverage ratio	11.12%	4.00%	5.00%

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

An evaluation of the effectiveness of these disclosure controls was carried out as of September 30, 2009 under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PEOPLES BANCORP, INC.

Date: November 12, 2009	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer
& Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)