Form 10-K
period 2009-12-31
PEOPLES BANCORP INC/MD
filed 2010-03-31
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐ (Not Applicable)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (check one):
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $41,052,008.

The number of shares outstanding of the registrant’s common stock as of March 1, 2010 was 779,512.

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

Information about our revenues, net income and assets derived from our operations in the community banking segment for each of the years ended December 31, 2009 and 2008 may be found in our Consolidated Financial Statements and Notes thereto, which are included in Item 8 of Part II of this annual report.

Investment Activities

We maintain a portfolio of investment securities to provide liquidity and income.  The current portfolio amounts to approximately 5.12% of our total assets and is invested primarily in U.S. government agency and mortgage-backed securities.

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

Employees

At March 1, 2010, we employed 74 persons, of which 67 were employed on a full-time basis.

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

The following table sets forth deposit data for Kent County, Maryland as of June 30, 2009, the most recent date for which comparative information is available (the Bank’s Sudlersville branch in Queen Anne’s County was not operational on or prior to June 30, 2009):

Institution	Offices In Market Area	Deposits (in thousands)	Market Share
Peoples Bank of Kent County, Maryland	5	175,605	34.21%
PNC Bank National Assn	5	154,195	30.03%
Chesapeake Bank & Trust Co	2	64,914	12.64%
Branch Banking & Trust Co	2	49,559	9.65%
Centreville National Bank of Maryland	2	38,488	7.50%
SunTrust Bank	1	30,645	5.97%

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

The Insurance Subsidiary is subject to examination by the FRB, and, as an affiliate of the Bank, may be subject to examination by the Bank’s regulators from time to time.  In addition, the Insurance Subsidiary is subject to licensing and regulation by the insurance authorities of the states in which it does business.  Retail sales of insurance products that have investment components by the Insurance Subsidiary to customers of the Bank are also subject to the requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products promulgated in 1994, as amended, by the federal banking regulators, including the FDIC and the FRB.

Regulation of Financial Holding Companies

In November 1999, the federal Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law.  Effective in pertinent part on March 11, 2000, the GLB Act revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution.  Under the GLB Act, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company.”  The GLB Act provides that a financial holding company may engage in a full range of financial activities, including insurance and securities sales and underwriting activities, and real estate development, with new expedited notice procedures.

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

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”) to decrease the cost of bank funding and, hopefully, normalize lending.  This program is comprised of two components.  The first component guarantees senior unsecured debt issued between October 14, 2008 and June 30, 2009.  The guarantee will remain in effect until June 30, 2012 for such debts that mature beyond June 30, 2009.  Participating institutions will be assessed a charge of 75 basis points per annum for guaranteed senior unsecured debt.  The second component, called the Transaction Accounts Guarantee Program (“TAG”), provided full coverage for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.50% or less, regardless of account balance, initially until December 31, 2009.  The TAG program has been extended until June 30, 2010.  Participating institutions will be assessed a charge of 10 basis points per annum for the additional insured deposits.  We elected to participate in both programs and paid additional FDIC premiums in 2009 as a result.

The GLB Act permits certain qualified national banks to form “financial subsidiaries,” which have broad authority to engage in all financial activities except insurance underwriting, insurance investments, real estate investment or development, and merchant banking, and expands the potential financial activities of subsidiaries of state banks, subject to applicable state law.  Maryland law generally permits Maryland state-chartered banks, including the Bank, to engage in those activities, directly or through an affiliate, in which a national bank may engage.

Deposit Insurance

Deposits at the Bank are insured through the Deposit Insurance Fund, which is administered by the FDIC, and the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC.  The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 8, 2006.  Under the Reform Act, (i) the current $100,000 deposit insurance coverage per depositor will be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) deposit insurance coverage for retirement accounts was increased to $250,000 per participant subject to adjustment for inflation.  This law also allows “eligible insured depository institutions”, such as the Bank, to share in a one-time assessment credit pool.  The Bank’s portion of this credit pool was $132.329, which was used up in 2008.  Effective October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted and, among other things, temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  EESA initially contemplated that the coverage limit would return to $100,000 after December 31, 2009, but the expiration date was recently extended to December 31, 2013.  The coverage for retirement accounts did not change and remains at $250,000.

The Reform Act also gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.  On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based deposit assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009.  This prepayment did not include the assessments for TLGP participation or the FICO assessment that will be billed quarterly.  It was also announced that the assessment rate will increase by 3 basis points effective January 1, 2011.  The prepayment will be accounted for as a prepaid expense to be amortized quarterly. The prepaid assessment will qualify for a zero risk weight under the risk-based capital requirements.  The Bank’s three-year prepaid assessment was $1,022,585.  The Bank expensed a total of $384,345 in FDIC premiums during 2009.

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

As of December 31, 2009, the Company and the Bank were deemed to be “well capitalized.”  For more information regarding the capital condition of the Company and the Bank, see Item 7 of Part II of this annual report under the caption “Capital.”

Limitations on Dividends

Holders of shares of the Company’s common stock are entitled to dividends if, when, and as declared by the Company’s Board of Directors out of funds legally available for that purpose, and the Board’s ability to declare dividends is subject to certain restrictions imposed under federal banking law and state banking and corporate law.  These restrictions are discussed in more detail below in Item 1A of Part I of this report under the caption “Our ability to pay dividends is limited.”

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

Federal Securities Laws

The shares of the Company’s common stock are registered with the Securities and Exchange Commission (the “SEC”) under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company is subject to information reporting requirements, proxy solicitation requirements, insider trading restrictions and other requirements of the Exchange Act, including the requirements imposed under the federal Sarbanes-Oxley Act of 2002.  Among other things, loans to and other transactions with insiders are subject to restrictions and heightened disclosure, the Company must disclose whether directors meet an “independent director” standard, and the Company is required to comply with certain corporate governance obligations.

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

The majority of our business is concentrated in Maryland, a significant amount of which is concentrated in real estate lending, so a decline in the local economy and real estate markets could adversely impact our financial condition and results of operations.

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

Additionally, the FRB and the FDIC, along with the other federal banking regulators, issued final guidance on December 6, 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions that have particularly high concentrations of commercial real estate loans within their lending portfolios.  This guidance suggests that institutions whose commercial real estate loans exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk and may be required to maintain higher capital ratios than institutions with lower concentrations in commercial real estate lending.  Based on our commercial real estate concentration as of September 30, 2009, we may be subject to further supervisory analysis during future examinations.  We cannot guarantee that any risk management practices we implement will be effective to prevent losses relating to our commercial real estate portfolio.  Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

The Bank may experience loan losses in excess of its allowance, which could materially and adversely impact our financial condition and results of operations.

The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan.  Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable.  If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of its examination process, our earnings and capital could be significantly and adversely affected.  Future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our non-performing or performing loans. Material additions to the allowance for loan losses would result in a decrease in our net income and capital, and could have a material adverse effect on our financial condition.

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

As of December 31, 2009, we had classified 23.13% of our investment securities as available-for-sale pursuant to Statement of Financial Accounting Standards No. 115 (“SFAS 115”) relating to accounting for investments.  SFAS 115 requires that the available-for-sale portfolio be “marked to market” and that unrealized gains and losses be reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income.  The remaining investment securities are classified as held-to-maturity in accordance with SFAS 115, and are stated at amortized cost.

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

The Bank is a member of the FHLB of Atlanta.  A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing.  Accordingly, we maintain investments in stock issued by the FHLB of Atlanta.  In 2008, the banking industry became concerned about the financial strength of the banks in the FHLB system, and some FHLB banks had stopped paying dividends on and redeeming FHLB stock.  On January 30, 2009, the FHLB of Atlanta announced that it was deferring the declaration of a dividend on its stock for the quarter ended December 31, 2008 until it completes its year-end analysis of other-than-temporary impairment which is critical to its net income determination.  The FHLB of Atlanta stopped paying dividends from the third quarter of 2008 until the second quarter of 2009.  Accordingly, there can be no guaranty that the FHLB of Atlanta will declare future dividends.  Moreover, accounting guidance indicates that an investor in FHLB stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares. The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of an FHLB’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on the FHLB, and accordingly, on the members of the FHLB and its liquidity and funding position. After evaluating all of these considerations, we believe the par value of our FHLB stock will be recovered, but future evaluations of the above mentioned factors could result in the Company recognizing an impairment charge.

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

We operate in a competitive environment, and our inability to effectively compete in our markets could have an adverse impact on our financial condition and results of operations.

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

Our operations will be impacted by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. The Company is subject to supervision by the FRB and the Bank is subject to supervision and periodic examination by the Maryland Commissioner and the FDIC. Banking regulations, designed primarily for the safety of depositors, may limit a financial institution’s growth and the return to its investors by restricting such activities as the payment of dividends, mergers with or acquisitions by other institutions, investments, loans and interest rates, interest rates paid on deposits, expansion of branch offices, and the offering of securities or trust services. The Company and the Bank are also subject to capitalization guidelines established by federal law and could be subject to enforcement actions to the extent that either is found by regulatory examiners to be undercapitalized. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects. Management also cannot predict the nature or the extent of the effect on our business and earnings of future fiscal or monetary policies, economic controls, or new federal or state legislation. Further, the cost of compliance with regulatory requirements may adversely affect our ability to operate profitably.

Our regulatory expenses will likely increase due to federal laws, rules and programs that have been enacted or adopted in response to the recent banking crisis and the current national recession.

In response to the banking crisis that began in 2008 and the resulting national recession, the federal government took drastic steps to help stabilize the credit market and the financial industry. These steps included the enactment of EESA, which, among other things, raised the basic limit on federal deposit insurance coverage to $250,000, and the FDIC’s adoption of the TLGP, which, under the TAG portion, provides full deposit insurance coverage through June 30, 2010 for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.50% or less, regardless of account balance. The TLGP requires participating institutions, like us, to pay 10 basis points per annum for the additional insured deposits. These actions will cause our regulatory expenses to increase. Additionally, due in part to the failure of several depository institutions around the country since the banking crisis began, the FDIC imposed an emergency insurance assessment to help restore the Deposit Insurance Fund and further required insured depository institutions to prepay their estimated quarterly risk-based deposit assessments through 2012 on December 30, 2009. Given the current state of the national economy, there can be no assurance that the FDIC will not impose future emergency assessments or further revise its rate structure.

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

We may not be able to keep pace with developments in technology, in which case we may become less competitive and lose customers.

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

The Company’s stockholders are entitled to dividends on their shares of common stock if, when, and as declared by the Company’s Board of Directors out of funds legally available for that purpose.  The Company’s ability to pay dividends to stockholders is largely dependent upon the receipt of dividends from the Bank.  Both federal and state laws impose restrictions on the ability of the Bank to pay dividends.  Federal law prohibits the payment of a dividend by an insured depository institution if the depository institution is considered “undercapitalized” or if the payment of the dividend would make the institution “undercapitalized.”  For a Maryland state-chartered bank, dividends may be paid out of undivided profits or, with the prior approval of the Maryland Commissioner, from surplus in excess of 100% of required capital stock.  If, however, the surplus of a Maryland bank is less than 100% of its required capital stock, then cash dividends may not be paid in excess of 90% of net earnings. In addition to these specific restrictions, bank regulatory agencies also have the ability to prohibit proposed dividends by a financial institution that would otherwise be permitted under applicable regulations if the regulatory body determines that such distribution would constitute an unsafe or unsound practice.  Because of these limitations, there can be no guarantee that the Company’s Board will declare dividends in any fiscal quarter.

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

The Maryland Business Combination Act generally prohibits, subject to certain limited exceptions, corporations from being involved in any “business combination” (defined as a variety of transactions, including a merger, consolidation, share exchange, asset transfer or issuance or reclassification of equity securities) with any “interested shareholder” for a period of five years following the most recent date on which the interested shareholder became an interested shareholder.  An interested shareholder is defined generally as a person who is the beneficial owner of 10% or more of the voting power of the outstanding voting stock of the corporation after the date on which the corporation had 100 or more beneficial owners of its stock or who is an affiliate or associate of the corporation and was the beneficial owner, directly or indirectly, of 10% percent or more of the voting power of the then outstanding stock of the corporation at any time within the two-year period immediately prior to the date in question and after the date on which the corporation had 100 or more beneficial owners of its stock.  The Maryland Control Share Acquisition Act applies to acquisitions of “control shares,” which, subject to certain exceptions, are shares the acquisition of which entitle the holder, directly or indirectly, to exercise or direct the exercise of the voting power of shares of stock of the corporation in the election of directors within any of the following ranges of voting power:  one-tenth or more, but less than one-third of all voting power; one-third or more, but less than a majority of all voting power or a majority or more of all voting power.  Control shares have limited voting rights.

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

Item 1B.          Unresolved Staff Comments.

None.

Item 2.          Properties.

Other than for our operating purposes, we do not invest in real estate.  We own and operate branches at the following locations:

Location	Type of Office	Square Footage
100 Spring Avenue in Chestertown, Maryland 21620	Main Office	16,000
600 Washington Avenue, Chestertown, Maryland 21620	Branch	3,500
166 North Main Street, Galena, Maryland 21635	Branch	2,000
21337 Rock Hall Avenue, Rock Hall, Maryland 21661	Branch	2,000
31905 River Road, Millington, Maryland 21651	Branch	2,584
1005 Sudlersville Road, Church Hill, Maryland 21623	Branch	2,584
223 East Main Street, Sudlersville, MD 21668	Branch	2,584
100 Talbot Boulevard, Chestertown, Maryland 21620	Insurance Subsidiary	3,000

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

Item 4.          [Reserved]

PART II

Item 5.          Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2010, the Company had 633 stockholders of record.  Although certain brokers make a market in the shares of the Company’s common stock through the over-the-counter market, which transactions are reported on the Pink Sheets, LLC (symbol:  “PEBC.PK”), we believe there is no established trading market for the shares of common stock, that transactions are infrequent, and that most transactions are privately negotiated.  Management cannot predict whether any market will develop in the near future.  The following table sets forth, to the best knowledge of the Company, the high and low sales prices for the shares of the Company’s common stock, along with the cash dividends paid, for each quarterly period of 2008 and 2009.  There may have been sales during these periods of which the Company is not aware.  These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	2008			2009
	Price Range		Price Range	Price Range		Dividends
	High	Low		High	Low
First Quarter	$80.00	$80.00	$0.43	$70.00	$65.00	$0.44
Second Quarter	88.00	58.00	0.44	70.00	65.00	0.45
Third Quarter	80.00	61.00	0.44	72.00	59.00	0.45
Fourth Quarter	80.00	46.00	0.44	69.00	65.00	0.45

The last sale known to the Company occurred on February 25, 2010 and the price was reported on the Pink Sheets as $60.00 per share.

In 2008 and 2009, the Company paid cash dividends to stockholders totaling $1,369,366 and $1,395,326, respectively.  Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return.  The Company’s ability to pay dividends is limited by federal and Maryland law and is generally dependent on the ability of the Bank to declare and pay dividends to the Company, which is also limited by law.  For more information regarding these limitations, see Item 1A of Part I of this annual report under the caption, “Our ability to pay dividends is limited.”  There can be no assurance that dividends will be declared in any fiscal quarter.

The transfer agent for the shares of common stock of the Company is:

The Peoples Bank
100 Spring Ave
Chestertown, MD 21620
410-778-3500

The Company and its affiliates (as defined by Exchange Act Rule 10b-18) did not purchase any shares of the Company’s common stock during the three-month period ended December 31, 2009.

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

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion of consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes and other statistical information included in Item 8 of Part II of this annual report.

Overview

We recorded a 12.62% decrease in net income for 2009 when compared to 2008.  Basic net income per share for 2009 was $2.42, compared to $2.77 for 2008.

Return on average assets decreased to ..75% for 2009 from .85% for 2008.  Return on average stockholders’ equity for 2009 was 6.61%, compared to 7.59% for 2008.  Average assets decreased to $252,102,641 in 2009, representing a 1.04% decrease when compared to 2008.  Average loans net of loan loss decreased 3.46% in 2009 to $208,266,915.  During 2009, average deposits increased 5.16% to $175,729,857 when compared to 2008.  Average stockholders’ equity for the year ended December 31, 2009 increased .37% over 2008, totaling $28,608,628.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and follow general practices within the industries in which we operate.  Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes.  These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments.  Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported.  Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event.  Carrying assets and liabilities at fair value inherently results in more financial statement volatility.  The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available.

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

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio as of the balance sheet date.  Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.  The loan portfolio also represents the largest asset type on the consolidated balance sheets.  Note 1 to Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included below under the caption “FINANCIAL CONDITION—Market Risk Management.”

RESULTS OF OPERATIONS

We reported net income of $1,889,928, or $2.42 per share, for the year ended December 31, 2009, compared to $2,162,877, or $2.77 per share, for the year ended December 31, 2008.  This represents a decrease for 2009 of $272,949 or 12.62% when compared to 2008.

Net Interest Income

The primary source of our income is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.  The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between our interest-earning assets and our interest-bearing funding sources.  The table “Average Balances, Interest, and Yields” that appears below shows our average volume of interest-earning assets and interest-bearing liabilities for 2009 and 2008, and related income/expense and yields.  Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities.  The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits.  The table “Analysis of Changes in Net Interest Income” shows the amount of net interest income change from rate changes and from volume changes.

For the year ended December 31, 2009, net interest income decreased $366,393, or 3.79%, to $9,298,884 from $9,665,277 for the year ended December 31, 2008.  The decrease in net interest income in 2009 was the result of a $1,650,939 decrease in interest income offset by a $1,284,546 decrease in interest expense.  In 2009, deposits increased but our borrowed funds decreased with loan demand.  Net income decreased because the yield earned on loans declined faster than yields on deposits and borrowed funds.  The yield on interest-earning assets on a fully taxable equivalent basis was 6.54% in 2008 and 6.10% in 2009, with the combined effective rate on deposits and borrowed funds following the same fluctuation by decreasing from 3.09% in 2008 to 2.46% in 2009.

The key performance measure for net interest income is the “net margin on interest-earning assets”, or net interest income divided by average interest-earning assets.  Our net interest margin for 2009 on a fully taxable equivalent basis was 4.09%, compared to 4.08% for 2008.  Management attempts to maintain a net margin on interest-earning assets of 4.50% or higher.  The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster or declines slower than the return on loans and securities.  Although such expectations are based on management’s judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management’s expectations cannot be assured.

Average Balances, Interest, and Yields

	For the Year Ended			For the Year Ended
	December 31, 2009			December 31, 2008
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$5,766,770	$9,700	0.17%	$4,054,833	$92,497	2.28%
Interest-bearing deposits	160,478	96	0.06%	606,756	15,319	2.52%
Investment securities:
U. S. government agency	13,461,801	553,987	4.12%	16,577,158	794,095	4.79%
FHLB of Atlanta and Community Bankers stock	2,378,191	7,678	0.32%	2,641,479	149,560	5.66%
Total investment securities	15,839,992	561,665	3.55%	19,218,637	943,655	4.91%
Loans:
Commercial	33,032,256	2,017,459	6.11%	40,699,926	2,732,868	6.71%
Real estate	170,371,008	10,845,710	6.37%	172,627,810	11,522,045	6.67%
Consumer	7,151,500	592,708	8.29%	4,453,285	368,602	8.28%
Total loans	210,554,764	13,455,877	6.39%	217,781,021	14,623,515	6.71%
Allowance for loan losses	2,287,849			2,050,202
Total loans, net of allowance	208,266,915	13,455,877	6.46%	215,730,819	14,623,515	6.78%
Total interest-earning assets	230,034,155	14,027,338	6.10%	239,611,045	15,674,986	6.54%
Noninterest-bearing cash	9,760,027			4,602,456
Premises and equipment	6,537,536			6,146,570
Other assets	5,770,923			4,388,778
Total assets	$252,102,641			$254,748,849
Liabilities and Stockholders’ Equity
Interest-bearing deposits
Savings and NOW deposits	$42,866,972	86,501	0.20%	$35,298,361	98,691	0.28%
Money market	10,727,609	62,839	0.59%	17,413,552	162,757	0.93%
Other time deposits	88,579,998	2,925,853	3.30%	80,475,959	3,226,487	4.01%
Total interest-bearing deposits	142,174,579	3,075,193	2.16%	133,187,872	3,487,935	2.62%
Borrowed funds	45,084,559	1,532,291	3.40%	57,208,973	2,404,095	4.20%
Total interest-bearing liabilities	187,259,138	4,607,484	2.46%	190,396,845	5,892,030	3.09%
Noninterest-bearing deposits	33,555,278			33,924,871
	220,814,416			224,321,716
Other liabilities	2,679,597			1,922,568
Stockholders’ equity	28,608,628			28,504,565
Total liabilities and Stockholders’ equity	$252,102,641			$254,748,849
Net interest spread			3.64%			3.45%
Net interest income		$9,419,854			$9,782,956
Net margin on interest-earning assets			4.09%			4.08%

Interest on tax-exempt loans and investments are reported on a fully taxable equivalent basis (a non GAAP financial measure).

Analysis of Changes in Net Interest Income

	Year ended December 31,			Year ended December 31,
	2009 compared with 2008			2008 compared with 2007
	variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume
Earning assets
Federal funds sold	$(82,797)	$(110,524)	$27,727	$(29,716)	$(91,139)	$61,423
Interest-bearing deposits	(15,223)	(8,682)	(6,541)	5,493	(7,898)	13,391
Investment securities:
U. S. government agency	(240,108)	(102,891)	(137,217)	(106,824)	(13,840)	(92,984)
Other	-	-	-	(405)	-	(405)
FHLB stock	(141,882)	(128,319)	(13,563)	(22,622)	(10,930)	(11,692)
Loans:
Demand and time	(715,409)	(232,006)	(483,403)	(1,147,301)	(937,311)	(209,990)
Mortgage	(676,335)	(527,240)	(149,095)	(507,710)	(830,423)	322,713
Consumer	224,106	482	223,624	(43,311)	(14,275)	(29,036)
Total interest revenue	(1,647,648)	(1,109,180)	(538,468)	(1,852,396)	(1,905,816)	53,420

Interest-bearing liabilities
Savings and NOW deposits	(12,190)	(30,788)	18,598	(99,282)	(92,878)	(6,404)
Money market and supernow	(99,918)	(49,255)	(50,663)	(116,613)	(122,370)	5,757
Other time deposits	(300,634)	(604,728)	304,094	(91,721)	(296,637)	204,916
Other borrowed funds	(871,804)	(413,517)	(458,287)	(454,498)	(229,618)	(224,880)
Total interest expense	(1,284,546)	(1,098,288)	(186,258)	(762,114)	(741,503)	(20,611)

Net interest income	$(363,102)	$(10,892)	$(352,210)	$(1,090,282)	$(1,164,313)	$74,031

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).
The variance that is due both to rate and volume is divided proportionally between the rate and volume variance.

Noninterest Revenue

Noninterest revenue for the 12 months ended December 31, 2009 was $2,628,640, compared to $2,531,167 for same period in 2008.  This increase resulted primarily from a $107,821 increase in the Insurance Subsidiary’s insurance commissions when compared to 2008.

The following table presents the principal components of noninterest revenue for the years ended December 31, 2009 and 2008:

Noninterest Revenue
	2009	2008
Service charges on deposit accounts	$951,122	$997,133
Insurance commissions	1,346,061	1,238,240
Other noninterest revenue	331,457	295,794
Total noninterest revenue	$2,628,640	$2,531,167

Noninterest revenue as a percentage of average total assets	1.04%	0.99%

Noninterest Expense

Noninterest expense for the 12-month period ended December 31, 2009 increased by $185,212, or 2.63%, to $7,233,769, from $7,048,557 in 2008.  The largest component of this increase was the Bank’s regulatory assessment.   Regulatory assessments increased $294,786, or 241.38%, as the result of increased FDIC insurance premiums.  Office supplies expense increased 57.03% in 2009 over 2008 and furniture and equipment expense increased 20.17% in 2009 over 2008 primarily due to the conversion of the Bank’s data processing from the Delmarva Data Center to FIS Banking Solutions.

The following table presents the principal components of noninterest expense for the years ended December 31, 2009 and 2008:

Noninterest Expense
	2009	2008
Compensation and related expenses	$4,255,384	$4,288,674
Occupancy expense	448,845	443,281
Furniture and equipment expense	345,992	287,923
Data processing and correspondent bank costs	548,133	618,312
Director fees	149,181	134,384
Postage	92,573	85,114
Office supplies	122,920	78,276
Professional fees	122,684	121,125
Printing and stationery	17,044	46,596
Public relations and contributions	48,398	69,346
Telephone	41,889	41,809
Regulatory assessments	416,913	122,127
Loan products	14,637	21,983
Advertising	60,464	73,020
Insurance	27,001	26,670
Other	521,711	589,917

Total noninterest expense	$7,233,769	$7,048,557

Noninterest expense as a percentage of average total assets	2.87%	2.77%

Income Taxes

Our effective income tax rate was 36.3% in 2009 and 37.0% in 2008.

Results for the Fourth Quarter of 2009

Net income for the three months ended December 31, 2009 was $395,063, compared to $182,669 for the corresponding period in 2008.  Earnings per share for the fourth quarters of 2009 and 2008 were $0.50 and $0.23, respectively.  Increases in gross revenues combined with decreases in noninterest expenses and a substantial increase in the provisions for loan loss, offset by increased income taxes, contributed to the increase in net income for the fourth quarter of 2009 when compared to the same period last year.

Before provisions for loan losses, the net interest income increase of $56,570, from $2,203,725 for the three months ended December 31, 2008 to $2,260,295 for the three months ended December 31, 2009, was due primarily to loan revenues and borrowed funds interest expense reducing in direct correlation to the reduction in loan and borrowed funds account balances.  Deposit balances rose during this period but interest expense decreased as the direct result of lower interest rates for the period and the repricing of matured time deposits at lower rates.  Comparing the fourth quarter of 2009 to the fourth quarter of 2008, interest revenue decreased $193,541 while interest expense decreased $250,111, with $204,316 of the decrease related to borrowed funds.  The provision for loan losses for the fourth quarter of 2009 decreased by $120,000 to $555,000 when compared to the fourth quarter of 2008.

Noninterest income for the fourth quarter of 2009 decreased $3,577 when compared to the same period of 2008 to $538,242.  This decrease was due primarily to a decrease in other income of $12,855 offset by an increase of insurance commissions of $9,280 for the fourth quarter of 2009 when compared to the fourth quarter of 2008.

Total noninterest expense decreased $118,598 to $1,655,511 for the quarter ended December 31, 2009, from $1,774,109 for the corresponding quarter of 2008.  This decrease primarily resulted from a $99,351 decrease in salaries, a $58,533 decrease in data processing fees and $117,625 increase in other expenses for the fourth quarter of 2009 over the same period in 2008.  These decreases were offset by increases of $88,801 in our FDIC insurance assessments, $48,166 in other real estate expenses and $20,635 in office supplies for the fourth quarter of 2009 over 2008.  These fluctuations during the fourth quarter of 2009 are the result of the Bank’s data processing conversion and recent trends in our economy.  The Company has reduced expenses under its control and constantly attempts to increase overall income.

FINANCIAL CONDITION

Assets

Total assets increased 1.42% to $255,467,425 at December 31, 2009 when compared to assets at December 31, 2008.  Average total assets for 2009 were $252,102,641, a decrease of 1.04% from 2008.  The loan portfolio represented 90.54% of average earning assets in 2009, compared to 90.03% in 2008, and was the primary source of income for the Company.

Funding for loans is provided primarily by core deposits, fed funds, and FHLB borrowings.  Total deposits increased 16.60% to $193,250,908 at December 31, 2009 when compared to 2008.

Composition of Loan Portfolio

Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.  Average loans, net of the allowance for loan losses, were $208,266,915 and $215,730,819 for 2009 and 2008, respectively, which constituted 90.54% and 90.03% of average interest-earning assets for the respective years.  At December 31, 2009, our loan to deposit ratio was 105.51%, compared to 129.53% at December 31, 2008, while the ratio of average loans to average deposits was 118.52% and 129.09% for 2009 and 2008, respectively.  The securities sold under agreements to repurchase function like deposits with the securities providing collateral in place of the FDIC insurance.  The Bank also borrows from correspondent banks and the FHLB to fund loans.  Our ratio of average loans to average deposits plus borrowed funds was 94.32% for the year ended December 31, 2009, compared to 96.17% for the year ended December 31, 2008.  We extend loans primarily to customers located in and near Kent County, Queen Anne’s County and Cecil County in Maryland.  There are no industry concentrations in our loan portfolio.  A substantial portion of our loans are, however, secured by real estate and, accordingly, the real estate market in the region will influence the performance of our loan portfolio.

The following table sets forth the composition of our loan portfolio at December 31, 2009 and 2008:

Composition of Loan Portfolio
	2009		2008
		Percent		Percent
	Amount	of total	Amount	of total
Commercial	$26,942,744	13.04%	$36,754,882	16.97%
Real estate – residential	74,431,249	36.02%	60,579,916	27.98%
Real estate - commercial	92,686,252	44.85%	104,175,727	48.11%
Construction	5,988,692	2.90%	7,255,246	3.35%
Consumer	6,593,515	3.19%	7,767,095	3.59%

Total loans	206,642,452	100.00%	216,532,866	100.00%

Deferred costs, net of deferred fees	102,590		148,822

Allowance for loan losses	(2,845,364)		(2,001,739)

Net loans	$203,899,678		$214,679,949

The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio at December 31, 2009:

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
	December 31, 2009
	One year	Over one	Over five
	or less	through five years	years	Total

Commercial	$24,728,226	$1,548,586	$661,958	$26,938,770
Real estate – residential	37,337,361	38,299,614	0	75,636,975
Real estate - commercial	54,590,100	30,448,740	0	85,038,840
Construction	10,618,793	1,811,585	0	12,430,378
Consumer	3,935,923	2,544,135	117,431	6,597,489

Total	$131,210,403	$74,652,660	$779,389	$206,642,452

Fixed interest rate	$72,115,325	$72,934,031	$312,349	$145,361,705
Variable interest rate	59,095,078	1,718,629	467,040	61,280,747

Total	$131,210,403	$74,652,660	$779,389	$206,642,452

At December 31, 2009, $61,280,747, or 29.66%, of the total loans were either variable-rate loans or loans written on demand.

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

Risk Elements of Loan Portfolio
	For the Years Ended December 31,
	2009	2008

Non-Accrual Loans	$2,384,186	$3,670,657
Accruing Loans Past Due 90 Days or More	6,247,775	1,491,878

The following table, “Allocation of Allowance for Loan Losses”, shows the specific allowance applied by loan type and also the general allowance included in the allowance for loan losses at December 31, 2009 and 2008:

Allocation of Allowance for Loan Losses
	2009		2008
	Percentage (1)		Percentage (1)
Commercial	$728,049	26.92%	$496,678	16.97%
Real estate	1,730,883	64.00%	979,635	79.44%
Consumer	245,681	9.08%	92,570	3.59%
Unallocated	140,751		432,856
Total	$2,845,364	100.00%	$2,001,739	100.00%

(1)	Percentage of loans in category to total loans

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate.  The provision for loan losses was $1,726,000 in 2009, which represents an increase of $11,000 over the $1,715,000 that was funded in 2008.  We added to our reserves in anticipation of potential losses in connection with the higher than normal balances of nonaccrual loans and loans accruing 90 days or more past due.  The following table shows information about the allowance for loan losses for each of the last two years:

Allowance for Loan Losses
	2009	2008
Balance at beginning of year	$2,001,739	$2,328,792
Loan losses:
Commercial	290,126	1,452,890
Mortgages	490,049	570,665
Consumer	157,367	66,142
Total loan losses	937,542	2,089,697
Recoveries on loans previously charged off
Commercial	47,501	4,688
Mortgages	3,207	40,000
Consumer	4,459	2,956
Total loan recoveries	55,167	47,644
Net loan losses	882,375	2,042,053
Provision for loan losses charged to expense	1,726,000	1,715,000
Balance at end of year	$2,845,364	$2,001,739

Allowance for loan losses to loans outstanding at end of year	1.38%	0.92%

Net charge-offs to average loans	0.42%	0.94%

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

We had nonperforming loans of $8,631,961 and $5,162,535 at December 31, 2009 and 2008, respectively.  We had $1,335,000 and $1,407,000 in foreclosed other real estate at December 31, 2009 and 2008, respectively.  Foreclosed other real estate is considered part of non-performing assets.  Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful.  Management considers the nonaccrual loans as of December 31, 2009 to be impaired loans.

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

The following table sets forth the maturities and weighted average yields of the investment portfolio as of December 31, 2009.

	3 Months or Less		Over 3 Months to 1 Year		1 – 5 Years		5-10 Years		Over 10 Years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Held to Maturity:
U.S. government agencies	$1,498,973	5.27%	$5,042,718	4.36%	$3,515,391	3.41%	-	-	-	-
Mortgage backed securities	-	-	-	-	6,294	2.70%	-	-	-	-

Total Held to Maturity	$1,498,973	5.27%	$5,042,718	4.36%	$3,521,685	3.41%	-	-	-	-

Available for Sale:
U.S. government agencies	$-	-	$1,017,300	0.50%	$2,010,400	1.00%	-	-	-	-

Total Available for Sale	$-	-	$1,017,300	0.50%	$2,010,400	1.00%	-	-	-	-

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures.  Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets.  The funds invested in federal funds sold also provide liquidity, as do lines of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks.  The aggregate amount available from correspondent banks under all lines of credit at December 31, 2009 was $19,150,000.  Additionally, the Bank has a partially funded line of credit from the FHLB of Atlanta.  This line is secured by the Bank’s residential mortgage loan portfolio.

Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities) were 17.94% of average deposits for 2009, compared to 17.04% for 2008.

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

The interest rate sensitivity position at December 31, 2009 is presented in the table “Interest Sensitivity Analysis”.  The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.  We were asset-sensitive for the under one-year time horizons and liability-sensitive for time frames after one year.  For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline.  Because all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis
	December 31, 2009
	Within	After three	After one
	three	but within	but within	After
	months	12 months	five years	five years	Total
Assets
Earning assets
Interest-bearing deposits	$52,803	$0	$0	$0	$52,803
Federal funds sold	7,015,811	0	0	0	7,015,811
Investment securities
Available for sale	0	1,017,300	2,010,400	0	3,027,700
Held to maturity	1,498,973	5,042,718	3,521,685	0	10,063,376
Other	0	0	0	2,401,200	2,401,200
Loans	74,605,756	56,604,647	74,652,660	779,389	206,642,452
Total earning assets	$83,173,343	$62,664,665	$80,184,745	$3,180,589	$229,203,342
Liabilities
Interest-bearing liabilities
Money market and Supernow	$10,596,599	$0	$0	$0	$10,596,599
Savings and NOW deposits	51,133,862	0	0	0	51,133,862
Certificates $100,000 and over	2,228,470	3,407,597	28,120,879	0	33,756,946
Certificates under $100,000	5,387,184	8,316,000	47,109,120	0	60,812,304
Securities sold under repurchase agreements & federal funds purchased	1,914,447	1,002,892	0	0	2,917,339
Notes payable	4,000,000	5,000,000	9,000,000	10,000,000	28,000,000
Total interest-bearing liabilities	$75,260,562	$17,726,489	$84,229,999	$10,000,000	$187,217,050

Period gap	$7,912,781	$44,938,176	$(4,045,254)	$(6,819,411)	$41,986,292
Cumulative gap	7,912,781	52,850,957	48,805,703	41,986,292	41,986,292
Ratio of cumulative gap to total earning assets	3.45%	23.06%	21.29%	18.32%	18.32%

From time to time, we may also employ other methods to assess our interest rate sensitivity, such as simulation models to quantify the effect a hypothetical immediate upward or downward change in rates would have on net interest income and the fair value of capital.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $3,137,707, or 1.65%, to $187,259,138 in 2009, from $190,396,845 in 2008.  Average interest-bearing deposits increased $8,986,707, or 6.75%, to $142,174,579 in 2009 from $133,187,872 in 2008.  Correspondingly, average demand deposits decreased $369,593, or 1.09%, to $33,555,278 in 2009 from $33,924,871 in 2008.

Total deposits at December 31, 2009 were $193,250,908, an increase of 16.60% when compared to deposits of $165,738,573 at December 31, 2008.

The following table sets forth the Company’s deposits by category at December 31, 2009 and 2008:
.
	2009		2008
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$36,951,197	19.12%	$34,387,604	20.75%
Savings and NOW accounts	51,133,862	26.46%	40,226,168	24.27%
Money market accounts	10,596,599	5.48%	9,825,132	5.93%
Time deposits less than $100,000	60,812,304	31.47%	55,041,555	33.21%
Time deposits of $100,000 or more	33,756,946	17.47%	26,258,114	15.84%
Total deposits	$193,250,908	100.00%	$165,738,573	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits increased $20,013,503 during 2009, primarily due to recent conditions in the economy.  In the past, deposits, particularly core deposits, have been our primary source of funding and have enabled us to meet our short-term liquidity needs.  In recent years, we have borrowed from correspondent banks and the FHLB of Atlanta to meet liquidity needs.  The maturity distribution of our time deposits over $100,000 at December 31, 2009 is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 or More
	December 31, 2009

	Within three months	After three through six months	After six through 12 months	After 12 months	Total
Certificates of Deposit - $100,000 or more	$2,228,470	$1,428,583	$2,279,014	$27,820,879	$33,756,946

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

The average balance of borrowings decreased $12,124,414, or 21.19%, in 2009, compared to a decrease of $5,114,987, or 8.21%, in 2008.  The decrease in 2009 when compared to 2008 was due primarily to the fact that loan demand has reduced and we were able to reduce our lines of credit particularly at the FHLB of Atlanta during 2009.

Short-term Borrowings

The following table sets forth our position with respect to short-term borrowings for each of the last two years ended December 31:

	2009		2008
	Amount	Rate	Amount	Rate

At year end:
Federal Home Loan Bank (daily re-price)	$0	0.00%	$5,000,000	0.46%
Repurchase Agreements	2,917,339	0.36%	9,959,539	0.21%
Federal Funds Borrowed	0	0.00%	2,170,000	0.53%
	$2,917,339		$17,129,539

Average for the year:
Federal Home Loan Bank (daily re-price)	$0	0.00%	$415,301	1.45%
Retail Repurchase Agreements	8,918,437	0.78%	9,453,623	1.72%
Federal Funds Borrowed	20,918	0.80%	468,618	1.91%

Maximum Month End Balance:
Federal Home Loan Bank (daily re-price)	$0		$5,000,000
Retail Repurchase Agreements	12,929,966		10,552,060
Federal Funds Borrowed	0		3,950,000

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

The Bank has lines of credit of $13,650,000 in unsecured overnight federal funds and $5,500,000 in secured overnight federal funds with correspondent banks at December 31, 2009.

Capital

Under the capital adequacy guidelines of the FRB and the FDIC, the Company and the Bank are required to maintain minimum capital ratios. These requirements are described above in Item 1 or Part I under “Regulation and Supervision—Capital Requirements.” At December 31, 2009 and 2008, the Company and the Bank were considered “well-capitalized.” The table below compares the capital ratios of the Bank with the regulatory minimums. The Company’s only assets in 2009 other than its equity interest in the Bank were its equity interest in the Insurance Subsidiary and a small amount of cash. The value of the equity interest in the Insurance Subsidiary at December 31, 2009 did not cause the Company’s capital ratios as of December 31, 2009 to materially differ from the Bank’s ratios.

Analysis of Capital
		Actual Ratios	Actual Ratios
	Required	2009	2008
	Minimums	Bank	Bank
Total risk-based capital ratio	8.0%	15.1%	13.8%
Tier I risk-based capital ratio	4.0%	13.9%	12.8%
Tier I leverage ratio	4.0%	11.0%	11.1%

Accounting Rule Changes

On July 1, 2009, the Financial Accounting Standards Board (the “FASB”) established the Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the ASC carries an equal level of authority. All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

The following accounting guidance has been approved by the FASB and would apply to the Company if the Company or the Bank entered into an applicable activity.

FASB ASC Topic 320, “Investments-Debt and Equity Securities” changes existing guidance for determining whether an impairment is other than temporary to debt securities and replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. Adoption of ASC Topic 320 was effective in the first quarter of 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 715, “Compensation - Retirement Benefits” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. Adoption of the disclosure requirements of ASC topic 715 was effective beginning with the financial statements for the year-ended December 31, 2009 and did not have a significant impact on the Company’s financial statements.

Accounting Standards Update No. 2009-5, under FASB ASC Topic 820, “Fair Value Measurement and Disclosures,” provides authoritative guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available.  In such a case, the reporting company must measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The new authoritative accounting guidance under ASC Topic 820 was effective for the Company’s financial statements beginning October 31, 2009, and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 855, “Subsequent Events” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. ASC Topic 855 became effective for periods ending after June 15, 2009, and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860, “Transfers and Servicing” enhances reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. This new guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. It also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. ASC Topic 860 is effective January 1, 2010 and has not had a significant impact on the Company’s financial statements.

The accounting policies adopted by management are consistent with authoritative U.S. GAAP and are consistent with those followed by peer bank holding companies and banks.

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
Chestertown, Maryland

We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP

Baltimore, Maryland
March 17, 2010

PEOPLES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2009	2008
ASSETS
Cash and due from banks	$15,988,739	$3,789,925
Federal funds sold	7,015,811	3,896,890
Cash and cash equivalents	23,004,550	7,686,815
Securities available for sale	3,027,700	4,077,898
Securities held to maturity (fair value of $10,312,156 and $10,430,709)	10,063,376	10,055,715
Federal Home Loan Bank & Community Bankers Bank stock, at cost	2,401,200	2,494,000
Loans, less allowance for loan losses of $2,845,364 and $2,001,739	203,899,678	214,679,949
Premises and equipment	6,521,504	6,523,845
Goodwill and intangible assets	671,660	712,932
Accrued interest receivable	1,450,155	1,582,688
Deferred income taxes	1,277,611	858,423
Foreclosed real estate	1,335,000	1,407,000
Other assets	1,814,991	1,814,970
	$255,467,425	$251,894,235

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing checking	$36,951,197	$34,387,604
Savings and NOW	51,133,862	40,226,168
Money market	10,596,599	9,825,132
Other time	94,569,250	81,299,669
	193,250,908	165,738,573

Securities sold under repurchase agreements	2,917,339	9,959,539
Federal funds purchased	-	2,170,000
Federal Home Loan Bank advances	28,000,000	43,000,000
Other borrowings	-	173,216
Accrued interest payable	439,410	441,832
Other liabilities	1,970,020	1,968,151
	226,577,677	223,451,311
Stockholders’ equity
Common stock, par value $10 per share; authorized 1,000,000 shares; issued and outstanding 779,512 shares in 2009 and 2008	7,795,120	7,795,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	18,865,399	18,370,797
	29,581,385	29,086,783
Accumulated other comprehensive income (loss)
Unrealized gain on available for sale securities	3,587	51,965
Unfunded liability for defined benefit plan	(695,224)	(695,824)
	28,889,748	28,442,924
	$255,467,425	$251,894,235

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,

	2009	2008
Interest and dividend revenue
Loans, including fees	$13,360,850	$14,550,122
U.S. government agency securities	528,403	757,426
Federal funds sold	9,700	92,497
Other	7,415	157,262
Total interest and dividend revenue	13,906,368	15,557,307
Interest expense
Deposits	3,075,193	3,487,935
Borrowed funds	1,532,291	2,404,095
Total interest expense	4,607,484	5,892,030
Net interest income	9,298,884	9,665,277
Provision for loan losses	1,726,000	1,715,000
Net interest income after provision for loan losses	7,572,884	7,950,277
Noninterest revenue
Service charges on deposit accounts	951,122	997,133
Insurance commissions	1,346,061	1,238,240
Other noninterest revenue	331,457	295,794
Total noninterest revenue	2,628,640	2,531,167
Noninterest expense
Salaries	3,211,979	3,256,114
Employee benefits	1,043,405	1,032,560
Occupancy	448,845	443,281
Furniture and equipment	345,992	287,923
Other operating	2,183,548	2,028,679
Total noninterest expense	7,233,769	7,048,557

Income before income taxes	2,967,755	3,432,887

Income taxes	1,077,827	1,270,010

Net income	$1,889,928	$2,162,877

Earnings per common share - basic and diluted	$2.42	$2.77

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional		Accumulated
	Common stock		paid-in	Retained	other	Comprehensive
	Shares	Par value	capital	earnings	income	Income

Balance, December 31, 2007	785,512	$7,855,120	$2,920,866	$17,997,286	$(733,478)

Net income	-	-	-	2,162,877	-	$2,162,877
Change in underfunded status of defined benefit plan net of income taxes of $46,002	-	-	-	-	70,621	70,621
Unrealized gain on investment securities available for sale net of income taxes of $12,375	-	-	-	-	18,998	18,998
Comprehensive income						$2,252,496
Repurchase of stock	(6,000)	(60,000)	-	(420,000)	-
Cash dividend, $1.75 per share	-	-	-	(1,369,366)	-

Balance, December 31, 2008	779,512	7,795,120	2,920,866	18,370,797	(643,859)

Net income	-	-	-	1,889,928	-	$1,889,928
Change in underfunded status of defined benefit plan net of income taxes of $391	-	-	-	-	600	600
Unrealized gain on investment securities available for sale net of income taxes of $31,513	-	-	-	-	(48,378)	(48,378)
Comprehensive income						$1,842,150
Cash dividend, $1.79 per share	-	-	-	(1,395,326)	-

Balance, December 31, 2009	779,512	$7,795,120	$2,920,866	$18,865,399	$(691,637)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,

	2009	2008

Cash flows from operating activities
Interest received	$14,097,355	$15,834,760
Fees and commissions received	2,599,275	2,531,167
Interest paid	(4,609,906)	(5,971,417)
Cash paid to suppliers and employees	(7,328,259)	(6,720,079)
Income taxes paid	(896,099)	(1,744,870)
	3,862,366	3,929,561
Cash flows from investing activities
Proceeds from maturities and calls of investment securities
Held to maturity	1,000,840	5,501,211
Available for sale	4,000,000	1,000,000
Purchase of investment securities
Held to maturity	(1,000,000)	(2,505,170)
Available for sale	(3,049,383)	-
Purchase of Federal Home Loan Bank stock	32,800	403,600
Purchase of Community Bankers stock	60,000	-
Loans made, net of principal collected	8,693,040	2,518,356
Purchase of premises, equipment, and software	(359,541)	(906,525)
Acquisition of Insurance Subsidiary	(25,344)
Proceeds from sale of foreclosed real estate	371,364	-
	9,723,776	6,011,472
Cash flows from financing activities
Net increase (decrease) in
Time deposits	13,269,581	1,810,593
Other deposits	14,242,754	(5,124,269)
Securities sold under repurchase agreements and federal funds purchased	(9,212,200)	3,088,063
Federal Home Loan Bank advances, net of repayments	(15,000,000)	(10,000,000)
Repayments of other borrowings	(173,216)	(19,381)
Dividends paid	(1,395,326)	(1,369,366)
Repurchase of stock	-	(480,000)
	1,731,593	(12,094,360)

Net increase (decrease) in cash and cash equivalents	15,317,735	(2,153,327)

Cash and cash equivalents at beginning of year	7,686,815	9,840,142

Cash and cash equivalents at end of year	$23,004,550	$7,686,815

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	YEARS ENDED DECEMBER 31,

	2009	2008

Reconciliation of net income to net cash provided by operating activities
Net income	$1,889,928	$2,162,877

Adjustments to reconcile net income to net cash provided by operating activities
Amortization of premiums and accretion of discounts	12,224	(34,854)
Provision for loan losses	1,726,000	1,715,000
Depreciation and software amortization	351,914	283,020
Amortization of intangible assets	66,616	55,000
Write-down of foreclosed real estate	45,000	25,000
Gain on sale of foreclosed real estate	(29,365)	-
Deferred income taxes	(388,710)	204,946
Decrease (increase) in
Accrued interest receivable	132,533	231,886
Other assets	(559,890)	(838,691)
Increase (decrease) in
Deferred origination fees and costs, net	46,231	80,421
Income taxes payable, net of refunds	569,837	-
Accrued interest payable	(2,422)	(79,387)
Other liabilities	2,470	124,343
	$3,862,366	$3,929,561

Other supplemental disclosure
Loans transferred to foreclosed real estate	$315,000	$1,432,000

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The accounting and reporting policies reflected in the accompanying financial statements of Peoples Bancorp, Inc. and its subsidiaries, The Peoples Bank, a Maryland commercial bank (the “Bank”), and Fleetwood, Athey, MacBeth & McCown, Inc., an insurance agency (the “Insurance Subsidiary”), conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices within the banking industry.  As used in these notes, unless the context requires otherwise, the term “the Company” refers collectively to Peoples Bancorp, Inc., the Bank and the Insurance Subsidiary.

On July 1, 2009, the Financial Accounting Standards Board (the “FASB”) established the Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the U.S. Securities and Exchange Commission (the “SEC”) under the authority of federal securities laws are also sources of authoritative guidance for SEC registrants.  All guidance contained in the ASC carries an equal level of authority.  All non-grandfathered, non-SEC accounting literature not included in the ASC is superseded and deemed non-authoritative.  The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

Principles of consolidation
Peoples Bancorp, Inc. and its subsidiaries operate primarily in Kent and Queen Anne’s Counties, Maryland.  The consolidated financial statements include the accounts of the Peoples Bancorp, Inc., the Bank, and the Insurance Subsidiary.  Intercompany balances and transactions have been eliminated.

Nature of business
The Bank, which operates out of a main office and six branches, offers deposit services and loans to individuals, small businesses, associations, and government entities.  Other services include direct deposit of payroll and social security checks, automatic drafts from accounts, automated teller machine services, cash management services, safe deposit boxes, money orders, travelers cheques, and on-line banking with bill payment service.  The Bank also offers credit card services and discount brokerage services through a correspondent.

The Insurance Subsidiary operates from one location in Kent County and provides a full range of insurance products to businesses and consumers.  Product lines include property, casualty, life, marine, long-term care and health insurance.

Use of estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements.  These estimates and assumptions may affect the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from these estimates.

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

Foreclosed real estate
Real estate acquired through foreclosure is recorded at the lower of cost or fair market value on the date acquired.  In general, cost equals the Company’s investment in the property at the time of foreclosure.  Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses.  Subsequent reductions in the estimated value of the property are included in other operating expense.

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

Per share data
Earnings per common share are determined by dividing net income by the weighted average number of shares of common stock outstanding during the period and does not include the effect of any potentially dilutive common stock equivalents.  The weighted average number of shares outstanding were 779,512 and 781,578 for 2009 and 2008, respectively.  There were no dilutive common stock equivalents outstanding in 2009 or 2008.

Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the balance sheet date as of December 31, 2009 through the date the financial statements were filed for items that should potentially be recognized or disclosed in these financial statements as prescribed by recently issued FASB ASC Topic 855, “Subsequent Events”.  The evaluation was conducted and it was concluded that no items required disclosure.

2.	Cash and Due From Banks

The Company normally carries balances with other banks that exceed the federally insured limit.  The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $5,766,770 for 2009 and $4,411,589 for 2008.

Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances.  The Company’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

3.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	cost	gains	losses	value
Available for sale
U. S. government agency	$3,020,741	$6,959	$-	$3,027,700

Held to maturity
U. S. government agency	$10,057,082	$248,790	$-	$10,305,872
Mortgage-backed securities	6,294	3	13	6,284
	$10,063,376	$248,793	$13	$10,312,156

December 31, 2008
Available for sale
U. S. government agency	$3,992,083	$85,815	$-	$4,077,898

Held to maturity
U. S. government agency	$10,048,570	$376,170	$-	10,424,740
Mortgage-backed securities	7,145	-	176	6,969
	$10,055,715	$376,170	$176	$10,431,709

Contractual maturities and the amount of pledged securities are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
December 31, 2009	cost	value	cost	value
Maturing
Within one year	$1,015,880	$1,017,300	$6,541,691	$6,663,095
Over one to five years	2,004,861	2,010,400	3,515,391	3,642,777
Mortgage-backed securities	-	-	6,294	6,284
	$3,020,741	$3,027,700	$10,063,376	$10,312,156

Pledged securities	$-	$-	$2,971,405	$3,068,439

December 31, 2008
Maturing
Within one year	$3,992,083	$4,077,898	$999,039	$1,004,100
Over one to five years	-	-	9,049,531	9,420,640
Mortgage-backed securities	-	-	7,145	6,969
	$3,992,083	$4,077,898	$10,055,715	$10,431,709

Pledged securities	$1,449,341	$1,484,759	$6,216,627	$6,441,060

Investments are pledged to secure the deposits of federal and local governments and as collateral for repurchase agreements.

Securities in a continuous unrealized loss position at December 31, 2009, are as follows:

	Less than 12 months		12 months or longer		Total
	Unrealized	Fair	Unrealized	Fair	Unrealized	Fair
	losses	value	losses	value	losses	value

U.S. government agency	$-	$-	$13	$2,267	$13	$2,267

All unrealized losses on securities as of December 31, 2009, are considered to be temporary losses.  Each security will be redeemed at face value at, or prior to, maturity.  In most cases, the temporary impairment in value is caused by market interest rate fluctuations.

4.	Loans and Allowance for Loan Losses

Major classifications of loans as of December 31, are as follows:

	2009	2008

Real estate
Residential	$74,431,249	$60,579,916
Commercial	92,686,252	104,175,727
Construction	5,988,692	7,255,246
Commercial	26,942,744	36,754,882
Consumer	6,593,515	7,767,095
	206,642,452	216,532,866
Deferred costs, net of deferred fees	102,590	148,822
Allowance for loan losses	(2,845,364)	(2,001,739)
	$203,899,678	$214,679,949

The rate repricing and maturity distribution of the loan portfolio is as follows:

Within ninety days	$74,605,756	$90,467,239
Over ninety days to one year	56,604,647	41,811,237
Over one year to five years	74,652,660	84,132,243
Over five years	779,389	122,147
	$206,642,452	$216,532,866

Transactions in the allowance for loan losses were as follows:

Beginning balance	$2,001,739	$2,328,792
Provision charged to operations	1,726,000	1,715,000
Recoveries	55,167	47,644
	3,782,906	4,091,436
Loans charged off	937,542	2,089,697
Ending balance	$2,845,364	$2,001,739

Management has identified no significant impaired loans.

Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at December 31, are as follows:

	2009	2008

Nonaccrual loan balances	$2,384,186	$3,670,657
Interest not accrued	289,779	222,461

Amounts past due 90 days or more at December 31, still accruing interest, are as follows:

Commercial	$168,020	$19,540
Mortgage	6,055,484	1,447,221
Consumer	24,271	25,117
	$6,247,775	$1,491,878

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, are as follows:

Check loan lines of credit	$502,887	$1,469,145
Mortgage lines of credit	11,202,534	6,218,412
Other lines of credit	16,776,329	13,556,168
Undisbursed construction loan commitments	933,503	5,290,834
	$29,415,253	$26,534,559

Standby letters of credit	$3,761,110	$5,278,824

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

5.	Premises and Equipment

A summary of premises and equipment and related depreciation expense as of December 31, is as follows:

	2009	2008

Land	$2,432,279	$2,432,279
Premises	5,015,237	4,904,963
Furniture and equipment	2,901,349	2,726,581
	10,348,865	10,063,823
Accumulated depreciation	3,827,361	3,539,978
Net premises and equipment	$6,521,504	$6,523,845

Depreciation expense	$339,779	$278,885

Computer software included in other assets and the related amortization are as follows:

	2009	2008

Cost	$88,412	$74,728
Accumulated amortization	74,000	70,284
Net computer software	$14,412	$4,444

Amortization expense	$3,715	$4,135

6.	Other Time Deposits

Maturities of other time deposits as of December 31, are as follows:

	2009	2008

Within one year	$19,339,251	$22,025,234
Over one to two years	19,153,090	10,537,866
Over two to three years	7,506,085	17,799,526
Over three to four years	22,161,944	7,426,675
Over four to five years	26,408,880	23,510,368
	$94,569,250	$81,299,669

Included in other time deposits are certificates of deposit in amounts of $100,000 or more of $33,756,946 and $26,258,114 as of December 31, 2009 and 2008, respectively.

7.	Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements represent borrowings from customers.  The government agency securities that are the collateral for these agreements are owned by the Company and maintained in the custody of a nonaffiliated bank.  Additional information is as follows:

	2009	2008

Maximum month-end amount outstanding	$12,929,966	$10,552,060
Average amount outstanding	8,918,437	9,453,623
Average rate paid during the year	0.78%	1.72%
Investment securities underlying agreements at year-end
Book value	2,461,938	6,404,158
Estimated fair value	2,533,874	6,618,769

8.	Notes Payable and Lines of Credit

The Company may borrow up to approximately 30% of total assets from the Federal Home Loan Bank (the “FHLB”) through any combination of notes or line of credit advances.  Both the notes payable and the line of credit are secured by a floating lien on all of the Company’s real estate mortgage loans.  As of December 31, 2009, the Company had $13,990,133 of mortgage loans available to pledge as collateral to the FHLB.  The Company was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

The Company’s borrowings from the Federal Home Loan Bank as of December 31, 2009 and 2008, are summarized as follows:
Maturity	Interest	2009	2008
date	rate	Balance	Balance

August 2, 2017	4.34%	$5,000,000	$5,000,000
January 26, 2017	4.36%	5,000,000	5,000,000
October 9, 2012	1.94%	1,000,000	-
June 9, 2012	2.19%	1,000,000	-
March 27, 2012	2.43%	1,000,000	-
March 9, 2012	4.29%	2,000,000	2,000,000
October 11, 2011	1.32%	1,000,000	-
July 11, 2011	1.48%	1,000,000	-
March 28, 2011	2.00%	1,000,000	-
March 17,2011	2.12%	1,000,000	-
September 17, 2010	1.72%	1,000,000	-
June 27, 2010	1.56%	1,000,000	-
June 22, 2010	5.59%	1,000,000	1,000,000
April 2, 2010	5.02%	2,000,000	2,000,000
March 22, 2010	4.04%	2,000,000	2,000,000
January 25, 2010	5.29%	2,000,000	2,000,000
December 2, 2009	5.08%	-	5,000,000
October 22, 2009	4.59%	-	2,000,000
October 21, 2009	Variable	-	5,000,000
September 25, 2009	5.48%	-	1,000,000
August 25, 2009	5.48%	-	1,000,000
July 22, 2009	5.55%	-	1,000,000
June 8, 2009	5.05%	-	1,000,000
May 18, 2009	5.28%	-	1,000,000
April 6, 2009	5.11%	-	2,000,000
March 17, 2009	5.28%	-	2,000,000
January 26, 2009	5.36%	-	2,000,000
January 16, 2009	5.28%	-	1,000,000
		$28,000,000	$43,000,000

The outstanding advances require interest payments monthly or quarterly with principal due at maturity.

In addition to the line from the FHLB, the Company has lines of credit of $13,650,000 in unsecured overnight federal funds and $5,500,000 in secured overnight federal funds at December 31, 2009.  As of December 31, 2009, the Company had not borrowed under these federal funds lines of credit.

9.	Income Taxes

The components of income tax expense are as follows:
	2009	2008
Current
Federal	$1,200,370	$892,890
State	266,167	172,174
	1,466,537	1,065,064
Deferred	(388,710)	204,946
	$1,077,827	$1,270,010

The components of the deferred income tax expense are as follows:

Provision for loan losses and bad debts	$(292,569)	$170,038
Prepaid pension costs	(8,257)	59,232
Depreciation and amortization	(6,349)	53,542
Discount accretion	(17,552)	4,514
Nonaccrual interest	(23,757)	(62,506)
Deferred compensation	(6,990)	(10,013)
Write-down of foreclosed real estate	(33,236)	(9,861)
	$(388,710)	$204,946

The components of the net deferred income tax asset are as follows:

Deferred income tax assets
Allowance for loan losses and bad debt reserve	$914,469	$621,900
Deferred compensation	186,835	179,845
Pension liability	252,798	244,541
Nonaccrual interest	111,507	87,750
Foreclosed real estate valuation allowance	43,097	9,861
	1,508,706	1,143,897
Deferred income tax liabilities
Depreciation and amortization	198,397	204,746
Discount accretion	29,326	46,878
Unrealized gain on investment securities available for sale	3,372	33,850
	231,095	285,474
Net deferred income tax asset	$1,277,611	$858,423

A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:

Tax at statutory federal income tax rate	34.0%	34.0%
Tax effect of
Tax-exempt income	(1.6)	(1.1)
State income taxes, net of federal benefit	4.1	3.9
Other, net	(0.2)	0.2
	36.3%	37.0%

10.	Profit Sharing Plan

The Bank has a profit sharing plan qualifying under section 401(k) of the Internal Revenue Code that covers all of the Company’s employees with one year of service who have attained age 21.  The Bank matches 15% of employee contributions to the Plan, up to a maximum of 2% of pay.  The Bank may make discretionary contributions to the Plan in amounts approved by its Board of Directors.  The Bank’s contributions to the plan, included in employee benefits expense for 2009 and 2008, were $7,256 and $6,897, respectively.

11.	Pension

The Bank has a defined benefit pension plan covering substantially all of the employees of the Company.  Benefits are based on years of service and the employee’s highest average rate of earnings for five consecutive years during the final ten full years before retirement.  The Bank’s funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes, determined using the projected unit credit cost method.

The following table sets forth the financial status of the plan at December 31:

	2009	2008
Change in plan assets
Fair value of plan assets at beginning of year	$2,567,432	$2,078,439
Actual return on plan assets	85,787	110,595
Employer contribution	136,351	415,747
Benefits paid	(171,296)	(37,349)
Fair value of plan assets at end of year	2,618,274	2,567,432
Change in benefit obligation
Benefit obligation at beginning of year	3,187,386	2,965,180
Service cost	171,013	159,042
Interest cost	193,859	184,157
Benefits paid	(171,296)	(37,349)
Actuarial loss (gain)	(16,844)	(83,644)
Benefit obligation at end of year	3,364,118	3,187,386
Funded status	(745,844)	(619,954)
Unamortized prior service cost	(2,759)	(4,136)
Unrecognized net loss	1,150,845	1,153,214
Prepaid pension expense included in other assets	$402,242	$529,124

Accumulated benefit obligation	$2,571,973	$2,083,410

Net pension expense includes the following components:

	2009	2008

Service cost	$171,013	$159,042
Interest cost	193,859	184,157
Expected return on assets	(146,622)	(130,389)
Amortization of prior service cost	(1,377)	(1,377)
Amortization of loss	46,360	54,150
Net pension expense	$263,233	$265,583

Assumptions used in the accounting for net pension expense were:

Discount rates	6.25%	6.25%
Rate of increase in compensation level	5.00%	5.00%
Long-term rate of return on assets	5.75%	5.75%

The Bank intends to contribute approximately $140,000 to the Plan in 2010.

Benefits expected to be paid from the Plan are as follows:

Year	Amount

2010	51,000
2011	60,000
2012	61,000
2013	129,000
2014	133,000
2015-2019	674,000

The long-term rate of return on assets assumption considers the current earnings on assets of the Plan as well as the effects of asset diversification.  The Plan’s investment strategy is to earn a reasonable return while safeguarding the benefits promised to employees.  All assets of the Plan are invested in deposit accounts at the Bank.

12.	Other Operating Expenses

Other operating expenses consist of the following:

	2009	2008

Data processing and correspondent fees	$548,133	$618,312
Directors' fees	149,181	134,384
Professional fees	122,684	121,125
Advertising	60,464	73,020
Postage	92,573	85,114
Public relations and contributions	48,398	69,346
Office supplies	122,920	78,276
Printing and stationery	17,044	46,596
Telephone	41,889	41,809
Regulatory assessments	416,913	122,127
Loan product costs	14,637	21,983
Insurance	27,001	26,670
Other	521,711	589,917
	$2,183,548	$2,028,679

13.	Related Party Transactions

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

A summary of these loans is as follows:

	2009	2008

Beginning loan balances	$6,665,231	$4,566,457
Advances	3,527,233	8,379,453
Repayments	(4,868,368)	(6,316,307)
Change in related parties	(72,991)	35,628
Ending loan balances	$5,251,105	$6,665,231

In addition to the outstanding balances listed above, the officers and directors and their related interests have $3,411,296 in unused loans committed but not funded as of December 31, 2009.

A director is a partner in a law firm that provides services to the Company.  Payments of $11,000 were made to that firm during 2009 and 2008.

Deposits from senior officers and directors and their related interests were $2,434,699 as of December 31, 2009 and $2,496,245 as of December 31, 2008.

14.	Capital Standards

The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations.  These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions.  The table below sets forth the capital ratios of the Bank as of December 31, 2009 and 2008.  Because Peoples Bancorp, Inc.’s only asset other than its equity interest in the Bank and the Insurance Subsidiary is a small amount of cash, its capital ratios do not differ materially from those of the Bank.

			Minimum		To be well
	Actual		capital adequacy		capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Total capital (to risk-weighted assets)	$30,361	15.1%	$16,051	8.0%	$20,063	10.0%
Tier 1 capital (to risk-weighted assets)	$27,849	13.9%	$8,025	4.0%	$12,038	6.0%
Tier 1 capital (to average fourth quarter assets)	$27,849	11.0%	$10,135	4.0%	$12,669	5.0%

December 31, 2008
Total capital (to risk-weighted assets)	$29,585	13.8%	$17,199	8.0%	$21,498	10.0%
Tier 1 capital (to risk-weighted assets)	$27,583	12.8%	$8,599	4.0%	$12,899	6.0%
Tier 1 capital (to average fourth quarter assets)	$27,583	11.1%	$9,988	4.0%	$12,485	5.0%

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

15.	Fair Value of Financial Instruments

GAAP define fair value, establish a framework for measuring fair value, expand disclosures about fair value, and establish a hierarchy for determining fair value measurement.  The hierarchy includes three levels and is based upon the valuation techniques used to measure assets and liabilities.  The three levels are as follows:

Level 1:  Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2:  Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument; and

Level 3:  Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following is a description of the valuation methodologies used for instruments measured at fair value; as well as the general classification of such instruments pursuant to valuation methodology.

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

		Level 1	Level 2	Level 3
	Total	Inputs	Inputs	Inputs

Securities available for sale	$3,027,700	$3,027,700	$-	$-

Foreclosed real estate – The Company measures its foreclosed real estate at fair value less cost to sell.  As of December 31, 2009, the fair value of foreclosed real estate was based on offers and/or appraisals.  Cost to sell the real estate was based on standard market factors.  The Company has categorized its foreclosed real estate as level three.

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

The Company does not measure the fair value of any of its other financial assets or liabilities on a recurring or nonrecurring basis.  The estimated fair values of the Company’s other financial instruments were as follows:

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial assets
Cash and due from banks	$15,988,739	$15,988,739	$3,789,925	$3,789,925
Federal funds sold	7,015,811	7,015,811	3,896,890	3,896,890
Investment securities (total)	13,091,076	13,339,856	14,133,613	14,509,607
Federal Home Loan Bank stock	2,401,200	2,401,200	2,494,000	2,494,000
Loans, net	203,899,678	204,083,903	214,679,949	214,784,949
Accrued interest receivable	1,450,155	1,450,155	1,582,688	1,582,688

Financial liabilities
Noninterest-bearing deposits	$36,951,197	$36,951,197	$34,387,604	$34,387,604
Interest-bearing deposits	156,299,711	160,895,134	131,350,969	133,996,055
Short-term borrowings	2,917,339	2,917,339	12,129,539	12,129,539
Federal Home Loan
Bank advances	28,000,000	28,457,862	43,000,000	43,879,670
Accrued interest payable	439,410	439,410	441,832	441,832

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

It is not practicable to estimate the fair value of outstanding loan commitments, unused lines of credit, and letters of credit.

16.	Parent Company Financial Information

The balance sheets, statements of income, and statements of cash flows for Peoples Bancorp, Inc. (Parent Only) follow:

	December 31,
Balance Sheets	2009	2008
Assets
Cash	$307,239	$308,309
Investment in bank subsidiary	27,157,172	26,939,481
Investment in insurance agency subsidiary	1,434,757	1,201,267
Income tax refund receivable	7,395	5,979
Total assets	$28,906,563	$28,455,036

Liabilities and Stockholders' Equity

Other liabilities	$16,815	$12,112
Stockholders' equity
Common stock	7,795,120	7,795,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	18,865,399	18,370,797
Accumulated other comprehensive income	(691,637)	(643,859)
Total stockholders' equity	28,889,748	28,442,924
Total liabilities and stockholders' equity	$28,906,563	$28,455,036

	Years Ended December 31,
Statements of Income	2009	2008

Interest revenue	$5,482	$7,883
Dividends from bank subsidiary	1,405,326	1,859,367
Equity in undistributed income of insurance agency subsidiary	233,490	110,250
Equity in undistributed income of bank subsidiary	265,468	204,867
	1,909,766	2,182,367
Expenses
Professional fees	21,750	23,115
Other	5,483	2,354
	27,233	25,469

Income before income taxes	1,882,533	2,156,898
Income tax expense (benefit)	(7,395)	(5,979)
Net income	$1,889,928	$2,162,877

	Years Ended December 31,
Statements of Cash Flows	2009	2008

Cash flows from operating activities
Interest and dividends received	$1,410,808	$1,867,250
Income taxes refunded	5,979	3,172
Cash paid for operating expenses	(22,531)	(24,921)
	1,394,256	1,845,501
Cash flows from investing activities
Acquisition of insurance agency	-	-

Cash flows from financing activities
Dividends paid	(1,395,326)	(1,369,366)
Repurchase of stock	-	(480,000)
	(1,395,326)	(1,849,366)
Net increase (decrease) in cash	(1,070)	(3,865)
Cash at beginning of year	308,309	312,174
Cash at end of year	$307,239	$308,309

Reconciliation of net income to net cash provided by operating activities
Net income	$1,889,928	$2,162,877
Adjustments to reconcile net income to net cash provided by operating activities
Undistributed net income of subsidiaries	(498,958)	(315,117)
Increase (decrease) in other liabilities	4,702	548
(Increase) decrease in income tax refund receivable	(1,416)	(2,807)
	$1,394,256	$1,845,501

17.	Quarterly Results of Operations (Unaudited)

	Three Months Ended
(in thousands)	December 31,	September 30,	June 30,	March 31,
except per share information
2009
Interest revenue	$3,342	$3,440	$3,527	$3,597
Interest expense	1,082	1,156	1,177	1,192
Net interest income	2,260	2,284	2,350	2,405
Provision for loan losses	555	316	425	430
Net income	395	470	382	643
Comprehensive income	393	462	368	619

Earnings per share	$0.50	$0.60	$0.49	$0.83

2008
Interest revenue	$3,536	$3,933	$3,923	$4,165
Interest expense	1,332	1,426	1,484	1,650
Net interest income	2,204	2,507	2,439	2,515
Provision for loan losses	675	440	480	120
Net income	183	587	483	910
Comprehensive income	275	576	448	953

Earnings per share	$0.23	$0.75	$0.62	$1.16

18.	Insurance Subsidiary Acquisition

On January 2, 2007, Peoples Bancorp, Inc. purchased all of the outstanding stock of the Insurance Subsidiary, such that the Insurance Subsidiary is a wholly-owned subsidiary of Peoples Bancorp, Inc.  The person from whom Peoples Bancorp, Inc. purchased the stock of the Insurance Subsidiary agreed to a two-year consulting agreement as part of the acquisition.

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

Selected financial information by line of business for the year ended December 31, 2009 and 2008, are included in the following table:

		Insurance
		products
	Community	and	Intersegment	Consolidated
2009	banking	services	transactions	total

Net interest income	$9,303,236	$(4,352)	$-	$9,298,884
Provision for loan losses	(1,726,000)	-	-	(1,726,000)

Net interest income after provision	7,577,236	(4,352)	-	7,572,884

Noninterest revenue	1,275,479	1,353,161	-	2,628,640
Noninterest expense	(6,274,402)	(959,367)	-	(7,233,769)

Income before income taxes	2,578,313	389,442	-	2,967,755
Income taxes	(921,874)	(155,953)	-	(1,077,827)

Net income	$1,656,439	$233,489	$-	$1,889,928

Average assets	$251,003,285	$1,710,257	$(610,901)	$252,102,641

		Insurance
		products
	Community	and	Intersegment	Consolidated
2008	banking	services	transactions	total

Net interest income	$9,676,667	$(11,390)	$-	$9,665,277
Provision for loan losses	(1,715,000)	-	-	(1,715,000)

Net interest income after provision	7,961,667	(11,390)	-	7,950,277

Noninterest revenue	1,287,091	1,244,076	-	2,531,167
Noninterest expense	(6,001,527)	(1,047,030)	-	(7,048,557)

Income before income taxes	3,247,231	185,656	-	3,432,887
Income taxes	(1,194,604)	(75,406)	-	(1,270,010)

Net income	$2,052,627	$110,250	$-	$2,162,877

Average assets	$253,493,543	$1,526,739	$(271,433)	$254,748,849

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).	Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act with the Securities and Exchange Commission, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer (“CEO”), who also serves as the Company’s Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2009 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2009.  Management’s report on the Company’s internal control over financial reporting is included on the following page.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting is effective.

March 29, 2010

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

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related StockholderMatters.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2010 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1), (2) and (c).  Financial statements and schedules:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Income for the years Ended December 31, 2009 and 2008
Consolidated Statements of Changes in Stockholders’ Equity for the years Ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years Ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements for the years ended December 31, 2009 and 2008

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

PEOPLES BANCORP, INC.

Date: March 29, 2010	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 29, 2010	By:	/s/ E. Jean Anthony
E. Jean Anthony, Director

Date: March 29, 2010	By:
Robert W. Clark, Jr., Director

Date: March 29, 2010	By:	/s/Lamont e. Cooke
LaMonte E. Cooke, Director

Date: March 29, 2010	By:	/s/ Gary B. Fellows
Gary B. Fellows, Director

Date: March 29, 2010	By:	/s/ Herman E. Hill, Jr.
Herman E. Hill, Jr., Director

Date: March 29, 2010	By:	/s/ Patricia Joan Ozman Horsey
Patricia Joan Ozman Horsey, Director

Date: March 29, 2010	By:
P. Patrick McCleary, Director

Date: March 29, 2010	By:	/s/ Alexander P. Rasin, III
Alexander P. Rasin, III, Director

Date: March 29, 2010	By:	/s/ Stefan R. Skipp
Stefan R. Skipp, Director

Date: March 29, 2010	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson, President, CEO,
CFO and Director

Date: March 29, 2010	By:	/s/ Elizabeth A. Strong
Elizabeth A. Strong, Director

Date: March 29, 2010	By:	/s/ William G. Wheatley
William G. Wheatley, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)
21	Subsidiaries of the Company (filed herewith)
31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)