Form 10-Q
period 2010-03-31
PEOPLES BANCORP INC/MD
filed 2010-05-14
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 779,512 shares of common stock issued and outstanding as of May 1, 2010

PEOPLES BANCORP, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	December, 31
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$9,613,294	$15,988,739
Federal funds sold	1,015,000	7,015,811
Cash and cash equivalents	10,628,294	23,004,550
Securities available for sale	7,018,240	3,027,700
Securities held to maturity (approximate fair value of $8,716,173 and $10,312,156)	8,564,679	10,063,376
Federal Home Loan Bank & Community Bankers Bank stock, at cost	2,401,200	2,401,200
Loans, less allowance for loan losses of $2,699,638 and $2,845,364	206,092,771	203,899,678
Premises and equipment	6,507,257	6,521,504
Goodwill and intangible assets	654,742	671,660
Accrued interest receivable	1,268,704	1,450,155
Deferred income taxes	1,277,787	1,277,611
Foreclosed real estate	1,335,000	1,335,000
Other assets	1,639,954	1,814,991
Total Assets	$247,388,628	$255,467,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$35,539,813	$36,951,197
Interest-bearing	152,950,402	156,299,711
	188,490,215	193,250,908

Securities sold under repurchase agreements	1,621,597	2,917,339
Federal Home Loan Bank advances	26,000,000	28,000,000
Accrued interest payable	335,403	439,410
Other liabilities	2,002,091	1,970,020
	218,449,306	226,577,677
Stockholders' equity
Common stock, par value $10 per share; 1,000,000 shares authorizes; issued and outstanding 779,512 shares at March 31, 2010 and at December 31, 2009	7,795,120	7,795,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	18,915,875	18,865,399
	29,631,861	29,581,385
Accumulated other comprehensive income (loss)
Unrealized gain(loss) on available for sale securities	2,685	3,587
Unfunded liability of defined benefit plan	(695,224)	(695,224)
	28,939,322	28,889,748
Total Liabilities and Stockholders' Equity	$247,388,628	$255,467,425

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	For the three months ended March 31,
	2010	2009
Interest and dividend revenue
Loans, including fees	$3,219,351	$3,442,891
U.S. government agency securities	108,470	152,193
Deposit in other banks	5	24
Federal funds sold	696	2,020
Equity securities	1,593	-
Total interest and dividend revenue	3,330,115	3,597,128

Interest expense
Deposits	739,813	748,530
Borrowed funds	245,149	444,123
Total interest expense	984,962	1,192,653

Net interest income	2,345,153	2,404,475

Provision for loan losses	475,000	430,000

Noninterest revenue
Service charges on deposit accounts	214,802	226,139
Insurance commissions	333,608	476,675
Other noninterest revenue	64,190	119,991
Total noninterest revenue	612,600	822,805

Noninterest expense
Salaries and employee benefits	1,065,009	1,101,156
Occupancy	127,715	117,514
Furniture and equipment	89,155	77,692
Other operating	572,673	466,493
Total noninterest expense	1,854,552	1,762,855

Income before income taxes	628,201	1,034,425

Income taxes	226,945	391,103

Net income	$401,256	$643,322

Earnings per common share - basic and diluted	$0.51	$0.83

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

THREE MONTHS ENDED MARCH 31, 2010 and 2009

				Accumulated
		Additional		other
		paid-in	Retained	comprehensive	Comprehensive
	Par value	capital	earnings	income	income

Balance, December 31, 2008	$7,795,120	$2,920,866	$18,370,797	$(643,859)

Net income	-	-	643,322	-	$643,322
Unrealized gain on investment
securities available for sale net of income taxes of $15,034	-	-	-	(23,894)	(23,894)
Comprehensive income					$619,428
Cash dividend, $.44 per share	-	-	(342,985)	-

Balance, March 31, 2009	$7,795,120	$2,920,866	$18,671,133	$(667,753)

Balance, December 31, 2009	$7,795,120	$2,920,866	$18,865,399	$(691,637)

Net income	-	-	401,256	-	$401,256
Unrealized gain on investment
securities available for sale net of income taxes of $587	-	-	-	(902)	(902)
Comprehensive income					$400,354
Cash dividend, $.45 per share	-	-	(350,780)	-

Balance, March 31, 2010	$7,795,120	$2,920,866	$18,915,875	$(692,539)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$3,548,116	$3,901,468
Fees and commissions received	612,600	806,659
Cash paid to suppliers and employees	(1,546,735)	(546,909)
Interest paid	(1,088,969)	(1,203,674)
Taxes paid	(226,534)	(679,680)
	1,298,478	2,277,864
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(69,544)	(54,294)
Loans made, net of principal collected	(2,694,290)	3,902,205
Proceeds from sale of foreclosed real estate	0	83,144
Proceeds from maturities and calls of securities
Available for sale	0	1,000,000
Held to maturity	1,500,188	1,000,179
Purchase of securities available for sale	(4,003,873)	0
Purchase of securities held to maturity	0	(1,000,000)
Acquisition of Insurance agency, net	0	(25,344)
Redemption of FHLB stock, net of purchases	0	152,800
	(5,267,519)	5,058,690
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	1,041,256	3,735,050
Other deposits	(5,801,949)	(1,573,671)
Securities sold under repurchase agreements	(1,295,742)	(252,097)
Advances under (repayments of) notes payable, net	(2,000,000)	(1,000,000)
Repayments of other borrowings	0	(28,811)
Dividends paid	(350,780)	(342,985)
	(8,407,215)	537,486
NET INCREASE (DECREASE) IN CASH	(12,376,256)	7,874,040
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	23,004,550	7,686,815
CASH AND EQUIVALENTS AT END OF PERIOD	$10,628,294	$15,560,855

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued (unaudited)

	For the three months ended March 31,
	2010	2009
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
FROM OPERATING ACTIVITIES
Net income	$401,256	$643,322
ADJUSTMENTS
Depreciation and amortization	83,791	82,088
Provision for loan losses	475,000	430,000
Deferred income taxes	411	0
Amortization of intangible assets	16,918	15,862
Security discount accretion, net of premium amortization	10,353	(6,265)
Gain of sale of foreclosed real estate	0	(16,145)
Decrease (increase) in
Accrued interest receivable	181,451	297,948
Income Tax refund receivable	0	(288,577)
Other assets	175,037	1,033,214
Increase (decrease) in
Deferred origination fees and costs, net	26,197	12,657
Accrued interest payable and other liabilities	(104,007)	(11,022)
Other Liabilities	32,071	84,782
	$1,298,478	$2,277,864

The accompanying notes are an integral part of these consolidated financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Agency”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010 or any other future interim period.  The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  When used in these notes, the term “Company” refers to Peoples Bancorp, Inc. and unless the context requires otherwise, its consolidated subsidiaries.

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

The Company evaluated subsequent events after the balance sheet date through May 14, 2010.  No significant subsequent events were identified which would affect the presentation of the financial information.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the three months ended March 31, 2010 and 2009, total comprehensive income, net of taxes, was $400,354 and $619,428, respectively.  Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers.  Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur.  These obligations are not recorded in the Company’s financial statements.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies.  The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral.  The table below represents unfunded obligations at March 31, 2010 and December 31, 2009.

	At March 31, 2010	December 31, 2009

Check loan lines of credit	$504,347	$502,887
Mortgage lines of credit	8,441,296	11,202,534
Other lines of credit	16,464,396	16,776,329
Un-disbursed construction loan commitments	1,635,764	933,503
Standby letters of credit	$3,467,200	$3,761,110

5.	Earnings Per Share

Earnings per common share is derived by dividing net income by the weighted average number of shares of common stock outstanding of 779,512 for the three-month periods ended March 31, 2010 and 2009.

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

During the three months ended March 31, 2010 and 2009, the Bank recognized net periodic costs for this plan of $76,342 and $77,648, respectively.  The Bank contributed $67,571 to the plan during the first quarter of 2010, compared to no contribution during the same period of 2009.

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

Selected financial information by line of business is included in the following table:

For the three months ended March 31, 2010	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$2,344,762	$391	$0	$2,345,153
Provision for loan losses	475,000	0	0	475,000
Net interest income after provision	1,869,762	391	0	1,870,153

Noninterest revenue	278,364	334,236	0	612,600
Noninterest expense	1,652,554	201,998	0	1,854,552
Income before income taxes	495,572	132,629	0	628,201
Income taxes	174,496	52,499	0	226,995
Net income	$321,076	$80,130	$0	$401,206

Average assets	$251,003,285	$1,780,331	$(3,093,976)	$249,689,640

For the three months ended March 31, 2009	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$2,407,134	$-2,659	$0	$2,404,475
Provision for loan losses	430,000	0	0	430,000
Net interest income after provision	1,977,134	-2,659	0	1,974,475

Noninterest revenue	343,530	479,275	0	822,805
Noninterest expense	1,542,849	220,006	0	1,762,855
Income before income taxes	777,815	256,610	0	1,034,425
Income taxes	289,883	101,220	0	391,103
Net income	$487,932	$155,390	$0	$643,322

Average assets	$249,672,624	$1,689,292	$(444,445)	$250,917,471

8.	Fair Value

The fair value of an asset or a liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability.  In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  Such valuation techniques are consistently applied.  Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability.   FASB ASC valuation techniques include the assumptions that market participants would use in pricing an asset or a liability.  FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

•	Level 1 inputs — Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

•
Level 2 inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates. volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

•
Level 3 inputs — Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the Company’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Although management believes the Company’s valuation methodologies are appropriate and consistent with those used by other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally coincides with the company’s monthly and quarterly valuation process.

Financial Assets and Financial Liabilities:  The following table summarizes financial assets measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.  The Company did not have any financial liabilities measured at fair value.

Available for Sale	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U. S. Government Securities	$7,018,240	$7,018,240	$-	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject fair value adjustments in certain circumstances (for example, when there is evidence of reduced property value).  Financial assets and liabilities measured a fair value on a non-recurring basis during the three months ended March 31, 2010 and 2009 include certain properties held as foreclosed real estate and are reported at the fair value of the underlying collateral, assuming that the sale prices of the properties will be their current appraised values.  Appraised values are estimated using Level 2 inputs based on observable market data and current property tax assessments.  Financial assets and liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2010 are as follows.

	Total	(Level 1)	(Level 2)	(Level 3)

Foreclosed real estate	$1,335,000	$-	$1,335,000	$-

During the first three months of 2010 and 2009, the Company recognized no write-downs of foreclosed properties.  At December 31, 2009, the Company recognized a write down of $45,000 on foreclosed real estate.

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.  A detailed description of the valuation methodologies used in estimating the fair value of financial instruments is set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Information about estimated fair values of financial instruments as of March 31, 2010 and December 31, 2009 is set forth in the following table:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial assets
Cash and due from banks	$9,613,294	$9,613,294	$15,988,739	$15,988,739
Federal funds sold	1,015,000	1,015,000	7,015,811	7,015,811
Investment securities (total)	15,582,919	15,734,413	13,091,076	13,339,856
Federal Home Loan Bank and Community Bankers Bank stock	2,401,200	2,401,200	2,401,200	2,401,200
Loans, net	206,092,771	206,576,170	203,899,678	204,083,903
Accrued interest receivable	1,268,704	1,268,704	1,450,155	1,450,155

Financial liabilities
Noninterest-bearing deposits	$35,539,813	$35,539,813	$36,951,197	$36,951,197
Interest-bearing deposits	152,950,402	156,726,725	156,299,711	160,895,134
Short-term borrowings	1,621,597	1,621,597	2,917,339	2,917,339
Federal Home Loan
Bank advances	26,000,000	27,025,812	28,000,000	28,457,862
Accrued interest payable	335,403	335,403	439,410	439,410

9.	Recent Accounting Standards

Recent accounting pronouncements approved by FASB that apply to the Company are discussed below.  These pronouncements are not expected to have a material impact on the financial statements of the Company.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.”  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information of information about purchases, sales, issuances and settlement.  ASU 2010-06 further clarifies that (a) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (b) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

ASU No. 2010-11, “Derivatives and Hedging (Topic 815)- Scope Exception Related to Embedded Credit Derivatives.”  ASU 2010-11 clarifies that the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another.  As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The provisions of ASU 2010-11 will be effective for the Company on July 1, 2010.

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

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the interim Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2009.

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

RESULTS OF OPERATIONS

General

For the three-month period ended March 31, 2010, the Company reported net income of $401,256 or $0.51 per share, compared to $643,322 or $0.83 per share for the same period of 2009, which represents a decrease of $242,066 or 37.63%.  This decrease resulted primarily from a decrease in net interest income, insurance contingency sales commissions, and other income.   Additional funding of the loan loss reserve and increased other expenses contributed to the decrease as well.  If earned, the Insurance Agency receives its annual contingency sales commissions, which constitutes noninterest revenue, during the first quarter of the year.  Accordingly, it is important to consider the timing of this revenue when comparing noninterest revenue for the first quarter of a year to any other quarter of the year.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

The key performance measure for net interest income is the “net margin on interest-earning assets”, or net interest income divided by average interest-earning assets.  The Company’s net interest margin for the three-month period ended March 31, 2010 was 4.29%, compared to 4.22% for the same period in 2009.  The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities.  The net margin may also be adversely impacted by a number of factors which cannot be predicted and are beyond our control.

Net interest income for the three-month period ended March 31, 2010 was $2,345,153, which represents a decrease of $59,322 or 2.47% over net interest income for the same period of 2009.  The primary contributor to this decrease was the reduction in interest earning assets.

Interest revenue for the three months ended March 31, 2010 totaled $3,330,115, compared to $3,597,128 for the same period last year, representing a decrease of $267,013 or 7.42%.  We have experienced a $223,540 decrease in interest earned on loans as a direct result of our average loan balances decreasing by $8,032,148 (net of the allowance for loan losses) when compared to the first three months of 2009.  Additionally, there was a decrease of income on U. S. Government Agency securities for the first three months of 2010 of $43,723 over the same time period in 2009.

Interest expense for the three-month period ended March 31, 2010 totaled $984,962, compared to $1,192,653 for the same period last year, representing an decrease of $207,691 or 17.41%.  Deposits were $188,490,215 at March 31, 2010, compared to $193,250,908 at December 31, 2009 and $167,899,952 at March of 2009.  The Company decreased its FHLB borrowings during the first quarter of 2010 from $28,000,000 at December 31, 2009 to $26,000,000 at March 31, 2010.  FHLB borrowings at March 31, 2009 were $42,000,000.  As a result, interest expense on borrowed funds for the first quarter of 2010 dropped $198,974 when compared to the three months ended March 31, 2009.  The Company assumed approximately $450,000 of debt in connection with the acquisition of the Insurance Agency in 2007, which was paid in full during 2009.

A table of the Company’s average balances, interest and yields follows.

Average Balances, Interest, and Yield
	For the Quarter Ended March 31, 2010			For the Quarter Ended March 31, 2009
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$2,323,879	$696	0.12%	$4,036,172	$2,020	0.20%
Interest-bearing deposits	49,293	5	0.04%	64,448	25	0.16%
Investment securities:
U. S. government agency	14,668,105	113,723	3.14%	13,563,914	159,561	4.77%
Other	0	0	0%	0	0	0%
FHLB of Atlanta Stock	2,401,200	1,670	0.28%	2,396,500	0	0%
Total investment securities	17,069,305	115,393	2.74%	15,960,414	159,561	4.05%
Loans:
Demand and time	26,380,179	385,582	5.93%	39,905,289	597,277	6.07%
Mortgage	175,474,292	2,751,427	6.36%	171,556,117	2,783,311	6.58%
Installment	6,524,397	110,197	6.85%	3,986,675	79,500	8.09%
Total loans	208,378,868	3,247,206	6.32%	215,448,081	3,460,088	6.51%
Allowance for loan losses	2,895,878			1,932,944
Total loans, net of allowance	205,482,990	3,247,206	6.41%	213,515,137	3,460,088	6.57%
Total interest-earning assets	224,925,467	3,363,300	6.06%	233,576,171	3,621,694	6.29%
Non-interest-bearing cash	11,750,199			4,738,078
Premises and equipment	6,523,920			6,469,281
Other assets	6,490,054			6,133,941
Total assets	$249,689,640			$250,917,471
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$48,055,941	22,668	0.19%	$33,260,260	18,679	0.23%
Money market and supernow	11,106,248	13,354	0.49%	16,674,967	21,545	0.52%
Other time deposits	95,239,534	703,791	3.00%	82,341,481	708,306	3.49%
Total interest-bearing deposits	154,401,723	739,813	1.94%	132,276,708	748,530	2.29%
Borrowed funds	28,738,342	245,149	3.46%	54,896,958	444,122	3.28%
Total interest-bearing liabilities	183,140,065	984,962	2.18%	187,173,666	1,192,652	2.58%
Noninterest-bearing deposits	35,216,655			32,625,532
	218,356,720			219,799,198
Other liabilities	2,493,075			2,384,783
Stockholders’ equity	28,839,845			28,733,490
Total liabilities and stockholders equity	$249,689,640			$250,917,471
Net interest spread			3.88%			3.71%
Net interest income		$2,378,338			$2,429,042
Net margin on interest-earning assets			4.29%			4.22%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Provision for Loan Losses

The provision for loan losses was $475,000 for the first three months of 2010, compared to $430,000 for the same period of 2009.  The increase in the provision was in response to the increase in net charge-offs and specific allocations for impaired loans.  Additional information regarding risk elements in the loan portfolio, the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses is discussed below in the section entitled “Loan Quality”.

Noninterest Revenue

Noninterest revenue for the three-month period ended March 31, 2010 totaled $612,600, which represents a decrease of $210,205 or 25.55% over noninterest revenue for the same period of 2009.  This decrease resulted primarily from the $149,192 or 60.38% decrease in Insurance Agency contingency income earned during the first quarter of 2010, from $247,099 for the first quarter of 2009 to $97,905 for the first quarter of 2010.  Insurance Agency contingency income  is based on sales of new policies to customers and claims against existing policies for the prior year. During 2009 there were several insurance loss claims by customers that caused contingency income to decrease 2010.  In addition, we experienced a decrease in other noninterest revenue of $55,801 or 46.50% and in service charges on deposit accounts of $11,337 or 5.01% during the first quarter of 2010 when compared to the same period of 2009.

Noninterest Expense

The Company recorded noninterest expense of $1,854,552 for the three-month period ended March 31, 2010, compared to $1,762,855 for the same period in 2009, an increase of $91,697 or 5.20%.  This increase is mainly attributable to increased FDIC insurance premiums of $34,012 and increased data processing expenses of $60,402.

Income Tax Expense

The Company’s effective tax rate for the three-month period ended March 31, 2010 was 36.1%, compared to 37.8% for the same period of 2009.  The Company’s income tax expense was $226,945 for the three months ended March 31, 2010, compared to $391,103 for the same period of 2009, which represents a decrease of $164,158 or 41.97%.  Decreases in income before income tax during the three-month period ended March 31, 2010 contributed to the decrease in income tax expense when compared to the same period last year.

FINANCIAL CONDITION

Overview

Total assets of the Company at March 31, 2010 were $247,388,628, compared to $255,467,425 at December 31, 2009, representing a decrease of $8,078,797 or 3.16% from December 31, 2009.

Total liabilities at March 31, 2010 were $218,449,306, compared to $226,577,677 at December 31, 2009, representing a decrease of  $8,128,371 or 3.59%.

Stockholders’ equity was $28,939,322 as of March 31, 2010, compared to $28,889,748 as of December 31, 2009, an increase of $49,574.  The increase was due to net income for the period totaling $401,256 offset by a decrease in the unrealized gain on securities available for sale net of income taxes of $902 and dividends paid to stockholders of $350,780.

Return on average equity for the quarter ended March 31, 2010 was 5.64%, compared to 9.08% for the same period of 2009.  Return on average assets was 0.65% for the quarter ended March 31, 2010, compared to 1.04% for the same period of 2009.

Composition of Loan Portfolio

At March 31, 2010, loans, net of unearned income, were $206,092,771, an increase of $2,193,093 since December 31, 2009.  Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.  Average loans, net of the allowance for loan losses, were $205,482,990 and $213,515,137 during the first quarters of 2010 and 2009, respectively, which constituted 91.36% and 91.41% of average interest-earning assets for the respective periods.  For the quarter ended March 31, 2010, our average loan to deposit ratio was 108.37%, compared to 129.48% for the same period in 2009.  The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance.  Our ratio of average loans to deposits plus borrowed funds was 94.10% for the quarter ended March 31, 2010, compared to 97.14% for the same period of 2009.  The Company extends credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County.  There are no industry concentrations in our loan portfolio.  A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region, which is directly impacted by the local economy, will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention.  The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy.  Management believes that the allowance as of March 31, 2010 is adequate to cover possible losses in the loan portfolio identified as of that date; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

The allowance for loan losses decreased to $2,699,638 at March 31, 2010, from $2,845,364 at December 31, 2009.  The provision for loan losses was $475,000 for the first three months of 2010, compared to $430,000 for the same period of 2009.  The increase in the provision for loan losses in the first three months of 2010 when compared to the same period of 2009 was in response to the increase in net charge-offs, the results of our quarterly review of the adequacy of the factors discussed previously, and specific allocations for impaired loans.  As of March 31, 2010 and December 31, 2009, the allowance for loan losses compared to gross loans was 1.29% and 1.38%, respectively.  As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate.  Additionally, the current nationwide recession has had a significant and adverse impact on real estate values and sales over the past 12 months.  Consequently, we have closely reviewed our loan portfolio and applied sensitivity analyses to collateral values to ensure that we are adequately measuring potential future losses.  Where necessary, we have obtained new appraisals on collateral.  Specific allocations of the allowance have been provided in these instances where losses may occur.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Three months ended March 31, 2010	Three months ended March 31, 2009	Year ended December 31, 2009

Balance at beginning of year	$2,845,364	$2,001,739	$2,001,739
Loan losses:
Commercial	29,442	152,243	290,126
Mortgages	581,725	9,753	490,049
Consumer	11,839	15,214	157,367
Total loan losses	623,006	177,210	937,542
Recoveries on loans previously charged off
Commercial	820	1,230	47,501
Mortgages	0	3,207	3,207
Consumer	1,460	45	4,459
Total loan recoveries	2,280	4,482	55,167
Net loan losses	620,726	172,728	882,375
Provision for loan losses charged to expense	475,000	430,000	1,726,000
Balance at end of year	$2,699,638	$2,259,011	$2,845,364
Allowance for loan losses to loans outstanding
At end of period	1.29%	1.06%	1.38%

Management believes it has identified and charged off all significant losses in the loan portfolio but there can be no assurance that additional losses will not occur in future periods.  The ratio of the allowance for loan losses to loans outstanding has decreased due to this effort to charge off the losses.

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

The Company had loans past due 90 days or more, including nonaccrual loans, of $10,358,491 and $8,631,961 at March 31, 2010 and December 31, 2009, respectively.  These loans are detailed below:

Risk Elements of Loan Portfolio

	March 31,	December 31,
	2010	2009
Nonaccrual Loans
Commercial	$460,665	$485,579
Mortgage	1,721,303	1,898,607
Consumer	0	0
	2,181,968	2,384,186
Accruing Loans Past Due 90 Days or More
Commercial	296,207	168,020
Mortgage	7,830,790	6,055,484
Consumer	49,525	24,271
	8,176,522	6,247,775
	$10,358,491	$8,631,961

Gross interest income of $38,298 for the first three months of 2010, $289,779 for fiscal year 2009 and $22,669 for the first three months of 2009 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $253 for the first three months of 2010, $25,918 for fiscal year 2009 and $10,319 for the first three months of 2009.

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful.  Management believes it has identified all significant impaired loans as of March 31, 2010 and has made the appropriate change to the Bank’s loan loss reserve.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $22,125,015 or 16.73% to $154,401,723 for the three months ended March 31, 2010, from $132,276,708 for the same period of 2009.  Average noninterest-bearing deposits increased $2,591,123 or 7.94% to $35,216,655 for the three months ended March 31, 2010, from $32,625,532 for the same period of 2009.  Average total deposits have increased 14.99% or $24,716,138 to $189,618,378 for the three months ended March 31, 2010 from $164,902,240 for the same period of 2009.  Borrowings, primarily from the FHLB, decreased to $26,000,000 from $28,000,000 at December 31, 2009, representing a decrease of 7.14%.

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

Short-Term Borrowings

The following table sets forth the Company’s position with respect to short-term borrowings at March 31, 2010 and December 31 2009.

	March 31, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
Federal Home Loan Bank (daily re-price)	$0	-%	$0	-%
Retail Repurchase Agreements	1,621,597	.45%	2,917,339	.36%
Federal Funds Borrowed	0	-%	0	-%
Total	$1,621,597		$2,917,339

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

The Bank has lines of credit of $13,650,000 in unsecured overnight federal funds and $5,500,000 in overnight federal funds with correspondent banks at March 31, 2010.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $19,150,000 from correspondent banks, namely, the Community Bank and M & T Bank. The Bank is also a member of the FHLB of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $40,822,770 of which $26,000,000 has been advanced as of March 31, 2010. There were no short-term borrowings with the FHLB of Atlanta as of March 31, 2010 or December 31, 2009, respectively. We also have the ability to borrow secured funds through the Federal Reserve’s Discount window as necessary.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Company’s capital ratios as of March 31, 2010 to the minimum ratios required by federal banking regulators is presented below.

		Minimum	To be well
	Actual	Requirements	Capitalized
Total risk-based capital ratio	15.22%	8.00%	10.00%
Tier 1 risk-based capital ratio	13.97%	4.00%	6.00%
Tier 1 leverage ratio	11.19%	4.00%	5.00%

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

An evaluation of the effectiveness of these disclosure controls was carried out as of March 31, 2010 under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.
None

Item 1A.	Risk Factors.

The risks and uncertainties to which the Company’s financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2009.  Management does not believe that any material changes in these risk factors have occurred since December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished with this report are listed in the Exhibit Index that immediately follows the signatures, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP, INC.

Date: May 13, 2010	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer
& Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO/ CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)