Form 10-Q
period 2010-06-30
PEOPLES BANCORP INC/MD
filed 2010-08-11
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549

FORM 10-Q

☒           Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        June 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 779,512 shares of common stock issued and outstanding as of August 1, 2010

PEOPLES BANCORP, INC.

FORM 10-Q
INDEX

		Page

Part I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at June 30, 2010 (unaudited)
	and December 31, 2009	3

	Consolidated Statements of Income (unaudited) for three and six months
	ended June 30, 2010 and 2009	4

	Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
	for the six months ended June 30, 2010 and 2009	5

	Consolidated Statements of Cash Flows (unaudited) for six months
	ended June 30, 2010 and 2009	6

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

Part II – Other Information

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	(Removed and Reserved)	26
Item 5.	Other Information	26
Item 6.	Exhibits	26

Signatures		26
Exhibit Index		27

PART I - FINANCIAL INFORMATION
Item 1.             Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December, 31
	2010	2009
	(unaudited)
ASSETS
Cash and due from banks	$10,935,892	$15,988,739
Federal funds sold	1,015,000	7,015,811
Cash and cash equivalents	11,950,892	23,004,550
Securities available for sale	6,025,280	3,027,700
Securities held to maturity (approximate fair
value of $5,621,167 and $10,312,156)	5,515,050	10,063,376
Federal Home Loan Bank & Community Bankers Bank stock, at cost	2,401,200	2,401,200
Loans, less allowance for loan losses
of $3,550,950 and $2,845,364	208,624,876	203,899,678
Premises and equipment	6,473,627	6,521,504
Goodwill and intangible assets	637,824	671,660
Accrued interest receivable	1,308,670	1,450,155
Deferred income taxes	1,272,487	1,277,611
Foreclosed real estate	1,030,000	1,335,000
Other assets	2,064,962	1,814,991
Total Assets	$247,304,868	$255,467,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$35,468,685	$36,951,197
Interest-bearing	152,240,171	156,299,711
	187,708,856	193,250,908
Securities sold under repurchase agreements	2,744,268	2,917,339
Federal Home Loan Bank advances	26,000,000	28,000,000
Accrued interest payable	415,548	439,410
Other liabilities	1,907,308	1,970,020
	218,775,980	226,577,677
Stockholders' equity
Common stock, par value $10 per share; 1,000,000 shares
authorizes; issued and outstanding 779,512 shares at
June 30, 2010 and at December 31, 2009	7,795,120	7,795,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	18,497,028	18,865,399
	29,213,014	29,581,385
Accumulated other comprehensive income (loss)
Unrealized gain on available for sale securities	11,098	3,587
Unfunded liability of defined benefit plan	(695,224)	(695,224)
	28,528,888	28,889,748
Total Liabilities and Stockholders' Equity	$247,304,868	$255,467,425

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	For the three months ended		For the six months ended
	June 30		June 30
	2010	2009	2010	2009
Interest and dividend revenue
Loans, including fees	$3,068,089	$3,389,288	$6,287,440	$6,832,179
U. S. government agency securities	86,796	134,358	195,266	286,551
Deposits in other banks	13	13	18	36
Federal funds sold	579	3,350	1,275	5,371
Equity securities	1,501	0	3,094	0
Total interest and dividend revenue	3,156,978	3,527,009	6,487,093	7,124,137

Interest expense
Deposits	732,967	777,579	1,472,780	1,526,109
Borrowed funds	211,463	399,718	456,612	843,841
Total interest expense	944,430	1,177,297	1,929,392	2,369,950

Net interest income	2,212,548	2,349,712	4,557,701	4,754,187

Provision for loan losses	1,025,000	425,000	1,500,000	855,000
Net interest income after
provision for loan losses	1,187,548	1,924,712	3,057,701	3,899,187

Noninterest revenue
Service charges on deposit accounts	226,369	238,166	441,171	464,305
Insurance commissions	289,787	278,199	623,395	754,874
Other noninterest revenue	114,941	77,893	179,131	197,884
Total noninterest revenue	631,097	594,258	1,243,697	1,417,063

Noninterest expenses
Salaries and employee benefits	1,042,848	1,177,514	2,107,857	2,278,670
Occupancy	113,854	109,434	241,569	226,949
Furniture and equipment	82,324	82,607	171,479	160,299
Other operating	724,793	553,389	1,297,466	1,019,881
Total noninterest expenses	1,963,819	1,922,944	3,818,371	3,685,799

Income before income taxes	(145,174)	596,026	483,027	1,630,451
Income taxes (benefit)	(77,108)	214,098	149,837	605,201
Net income (loss)	$(68,066)	$381,928	$333,190	$1,025,250

Earnings (loss) per common share	$(0.08)	$0.49	$0.43	$1.32

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

SIX MONTHS ENDED JUNE 30, 2010 and 2009
				Accumulated
		Additional		other
		paid-in	Retained	comprehensive	Comprehensive
	Par value	Capital	earnings	income	Income

Balance, December 31, 2008	$7,855,120	$2,920,866	$18,370,797	$(643,859)

Net income	-	-	1,025,250	-	$1,025,250
Unrealized loss on investment
securities available for sale net
Of income taxes of $25,240	-	-	-	(38,748)	(38,748)
Comprehensive income					$986,502
Cash dividend, $0.89 per share	-	-	(693,766)	-

Balance, June 30, 2009	$7,795,120	$2,920,866	$18,702,281	$(682,607)

Balance, December 31, 2009	$7,795,120	$2,920,866	$18,865,399	$(691,637)

Net income	-	-	333,190	-	$333,190
Unrealized gain on investment
securities available for sale net
Of income taxes of ($20,218)	-	-	-	7,511	7,511
Comprehensive income					$340,701
Cash dividend, $0.90 per share	-	-	(701,561)	-

Balance, June 30, 2010	$7,795,120	$2,920,866	$18,497,028	$(684,126)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the six months ended
	June 30
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$6,671,080	$7,271,485
Fees and commissions received	1,348,303	1,417,063
Cash paid to suppliers and employees	(3,925,287)	(3,293,426)
Interest paid	(1,953,254)	(2,371,917)
Taxes paid	(149,429)	(423,014)
	1,991,416	2,600,191
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(124,054)	(274,788)
Loans made, net of principal collected	(6,251,256)	6,209,933
Loss (gain) on sale of foreclosed real estate	200,394	83,144
Proceeds from maturities and calls of securities
Available for sale	1,000,000	2,000,000
Held to maturity	4,550,397	1,000,365
Purchase of securities Available for Sale	(4,003,871)	(1,043,103)
Purchase of securities held to maturity	0	(1,000,000)
Redemption of FHLB stock, net of purchases	0	152,800
	(4,628,390)	7,128,351
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	2,097,171	(1,640,422)
Other deposits	(7,639,223)	14,270,621
Securities sold under repurchase agreements	(173,071)	(7,050,752)
Advances under (repayments of) notes payable, net	(2,000,000)	(8,000,000)
Repayment of other borrowings	0	(108,607)
Dividends paid	(701,561)	(693,766)
	(8,416,684)	(3,222,926)
NET INCREASE (DECREASE) IN CASH	(11,053,658)	6,505,616
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	23,004,550	7,686,815
CASH AND EQUIVALENTS AT END OF PERIOD	$11,950,892	$14,192,431

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) (continued)

	For the six months ended June 30,
	2010	2009

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
FROM OPERATING ACTIVITIES
Net income	$333,190	$1,025,250

ADJUSTMENTS
Depreciation and amortization	171,931	167,921
Provision for loan losses	1,500,000	855,000
Amortization of intangible assets	33,836	32,780
Security discount accretion, net of premium amortization	16,444	(18,471)
Deferred Income Taxes	411	0
Loss (gain) on sale of foreclosed real estate	104,606	(56,144)
Decrease (increase) in
Accrued interest receivable	141,485	152,062
Income tax refund receivable	0	182,187
Other assets	(249,971)	80,658
Increase (decrease) in
Deferred origination fees and costs, net	26,058	13,757
Accrued interest payable and other liabilities	(23,862)	(1,967)
Income taxes payable	0	0
Other liabilities	(62,712)	167,158
	$1,991,416	$2,600,191

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Agency”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010 or any other future interim period.  The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  When used in these notes, the term “Company” refers to Peoples Bancorp, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

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

The Company evaluated subsequent events after the balance sheet date through August 11, 2010.  No significant subsequent events were identified which would affect the presentation of the financial information.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the six months ended June 30, 2010 and 2009, total comprehensive income, net of taxes, was $340,701 and $986,502, respectively.  Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers.  Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur.  These obligations are not recorded in the Company’s financial statements.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies.  The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral.  The table below represents unfunded obligations at June 30, 2010 and December 31, 2009.

	At June 30, 2010	December 31, 2009

Check loan lines of credit	$483,320	$502,887
Mortgage lines of credit	8,960,705	11,202,534
Other lines of credit	17,051,607	16,776,329
Un-disbursed construction loan commitments	1,103,090	933,503
Standby letters of credit	$3,432,831	$3,761,110

5.	Earnings Per Share

Earnings (loss) per common share is derived by dividing net income (loss) available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of  779,512 for the three- and six-month periods ended June 30, 2010 and 2009.

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

During the six months ended June 30, 2010 and 2009, the Bank recognized net periodic costs for this plan of $155,301 and $157,515, respectively.  The Bank contributed $121,260 to the plan during the six months ended June 30, 2010, compared to no contributions for the first six months of 2009.

7.	Segment Reporting

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

Selected financial information by line of business, is included in the following table:

For the six months ended June 30 2010	Community Banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$4,557,160	$541	$0	$4,557,701
Provision for loan losses	1,500,000	0	0	1,500,000
Net interest income after provision	3,057,160	541	0	3,057,701

Noninterest revenue	615,159	628,538	0	1,243,697
Noninterest expense	3,362,596	455,775	0	3,818,371
Income before income taxes	609,723	173,304	0	783,027
Income taxes	81,293	68,544	0	149,837
Net income	$228,430	$104,760	$0	$333,190

Average assets	$248,325,510	$1,643,059	$-532,662	$249,435,907

For the six months ended June 30 2009	Community Banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income (loss)	$4,758,529	$(4,342)	$0	$4,754,187
Provision for loan losses	855,000	0	0	$855,000
Net interest income (loss) after provision	3,903,529	(4,342)	0	3,899,187

Noninterest revenue	658,938	758,125	0	$1,417,063
Noninterest expense	3,175,802	509,997	0	$3,685,799
Income before income taxes	1,386,665	243,786	0	1,630,451
Income taxes	513,997	91,204	0	$605,201
Net income	$872,668	$152,582	$0	$1,025,250

Average assets	$250,019,241	$1,629,362	$(393,521)	$251,255,082

8.	Fair Value

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

Financial Assets and Financial Liabilities:  The following table summarizes financial assets measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.  The Company did not have any financial liabilities measured at fair value.

Available for Sale	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U. S. Government Securities	$6,025,280	$6,025,280	$-	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject  to fair value adjustments in certain circumstances (for example, when there is evidence of reduced property value).  Financial assets and liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2010 and 2009 include certain properties held as foreclosed real estate and are reported at the fair value of the underlying collateral, assuming that the sale prices of the properties will be their current appraised values.  Appraised values are estimated using Level 2 inputs based on observable market data and current property tax assessments.  Financial assets and liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2010 are as follows.

	Total	(Level 1)	(Level 2)	(Level 3)

Foreclosed real estate	$1,030,000	$-	$1,030,000	$-

During the first six months of 2010 and 2009, the Company recognized no write-downs of foreclosed properties.  At December 31, 2009, the Company recognized a write down of $45,000 on foreclosed real estate.

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

Information about estimated fair values of financial instruments as of June 30, 2010 and December 31, 2009 is set forth in the following table:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial assets
Cash and due from banks	$10,935,892	$10,935,892	$15,988,739	$15,988,739
Federal funds sold	1,015,000	1,015,000	7,015,811	7,015,811
Investment securities (total)	11,540,330	11,646,447	13,091,076	13,339,856
Federal Home Loan Bank and Community Bankers Bank stock	2,401,200	2,401,200	2,401,200	2,401,200
Loans, net	208,624,876	209,477,947	203,899,678	204,083,903
Accrued interest receivable	1,308,670	1,308,670	1,450,155	1,450,155

Financial liabilities
Noninterest-bearing deposits	$35,468,685	$35,468,685	$36,951,197	$36,951,197
Interest-bearing deposits	152,240,171	156,154,685	156,299,711	160,895,134
Short-term borrowings	2,744,268	2,744,268	2,917,339	2,917,339
Federal Home Loan
Bank advances	26,000,000	27,299,458	28,000,000	28,457,862
Accrued interest payable	415,548	415,548	439,410	439,410

9.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	cost	gains	losses	value
Available for sale
U. S. government agency	$6,006,078	$19,562	$360	$6,025,280

Held to maturity
U. S. government agency	$5,509,159	$106,091	$0	$5,615,250
Mortgage-backed securities	5,891	26	0	5,917
	$5,515,050	$106,117	$0	$5,621,167

December 31, 2009
Available for sale
U. S. government agency	$3,020,741	$6,959	$0	$3,027,700

Held to maturity
U. S. government agency	$10,057,082	$248,790	$0	$10,305,872
Mortgage-backed securities	6,294	3	13	6,284
	$10,063,376	$248,793	$13	$10,312,156

Contractual maturities and the amount of pledged securities are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
June 30, 2010	cost	value	cost	value
Maturing
Within one year	$4,003,361	$4,012,980	$5,002,116	$5,085,900
Over one to five years	2,002,717	2,012,300	507,043	529,350
Mortgage-backed securities	-	-	5,891	5,917
	$6,006,078	$6,025,280	$5,515,050	$5,621,167

Pledged securities	$-	$-	$2,968,457	$3,035,096

December 31, 2009
Maturing
Within one year	$1,015,880	$1,017,300	$6,541,691	$6,663,095
Over one to five years	2,004,861	2,010,400	3,515,391	3,642,777
Mortgage-backed securities	-	-	6,294	6,284
	$3,020,741	$3,027,700	$10,063,376	$10,312,156

Pledged securities	$-	$-	$2,971,405	$3,068,439

Investments are pledged to secure the deposits of federal and local governments and as collateral for repurchase agreements.

10.	Recent Accounting Standards

Recent accounting pronouncements approved by FASB that apply to the Company are discussed below.  These pronouncements are not expected to have a material impact on the financial statements of the Company.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures About Fair Value Measurements.”  ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlement.  ASU 2010-06 further clarifies that (a) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (b) companies should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy.  The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011.  The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

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

ASU No. 2010-20, “Receivables (Topic 830) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 will be effective for the Corporation’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the Corporation’s financial statements that include periods beginning on or after January 1, 2011.

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

Unless the context clearly requires otherwise, the terms “Company”, “we”, “us” and “our” in this report refer collectively to Peoples Bancorp, Inc., the Bank and the Insurance Agency.

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

RESULTS OF OPERATIONS

General

For the three-month period ended June 30, 2010, we reported a net loss of $68,066, or $(0.08) per share, compared to net income of $381,928, or $0.49 per share, for the same period in 2009.  Net income for the six months ended June 30, 2010 was $333,190, or $0.43 per share, compared to $1,025,250, or $1.32 per share, for the first six months of 2009.  The decreases in net income for the three- and six-month periods ended June 30, 2010 over the corresponding periods of last year (117.82% and 67.50%, respectively) resulted primarily from decreased net interest income, insurance contingency commissions, and other income.  Additional funding of the loan loss reserve and increased other expenses contributed to the decrease as well.  The Insurance Agency’s year to date income has decreased $131,479 over the same time period in 2009 due to a (58.43%) reduction in contingency income.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets.  The Company’s net interest margin for the six-month period ended June 30, 2010 was 4.14%, compared to 4.17% for the same period in 2009.  The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities.  The net margin may also be adversely impacted by a number of factors, which cannot be predicted and are beyond our control.

Net interest income for the three-month period ended June 30, 2010 was $2,212,548, which represents a decrease of $137,164 or 5.84% from net interest income for the same period in 2009.  Net interest income for the six-month period ended June 30, 2010 was $4,557,701, which represents a decrease of $196,486 or 4.13% over the net interest income for the first six months of 2009.  The primary contributor to the decreases was the reduction in interest earning assets.

Interest revenue for the three and six months ended June 30, 2010 totaled $3,156,978 and $6,487,093, respectively, compared to $3,527,009 and $7,124,137, respectively, for the same periods last year, representing decreases of $370,031 or 10.49% and $637,044 or 8.94%, respectively.  We experienced a $544,739 decrease in interest earned on loans as a direct result of our average loan balances decreasing by $5.103,392 (net of the allowance for loan losses) and the interest rate decreasing 35 basis points when compared to the first six months of 2009.  Additionally, we recorded a $91,285 decrease in income on U. S. Government Agency securities for the first six months of 2010 when compared to the same time period in 2009.

Interest expense for the three- and six-month periods ended June 30, 2010 totaled $944,430 and $1,929,392, respectively, compared to $1,177,297 and $2,369,950, respectively, for the same periods last year, representing decreases of $232,867 or 19.78% and $440,558 or 18.59%, respectively.  The Company decreased its FHLB borrowings during the first six months of 2010 from $28,000,000 at December 31, 2009 to $26,000,000 at June 30, 2010.  FHLB borrowings at June 30, 2009 were $35,000,000.  As a result, interest expense on borrowed funds for the first six months of 2010 decreased $387,229 when compared to the six months ended June 30, 2009.  The Company assumed approximately $450,000 of debt in connection with the acquisition of the Insurance Agency in 2007, which was paid in full during 2009.

A table of our average balances, interest and yields follows.

Average Balances, Interest, and Yield

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Federal funds sold	$1,665,824	$1,275	0.15%	$5,494,537	$5,371	0.20%
Interest-bearing deposits	24,917	19	0.15%	59,196	38	0.13%
Investment securities:
U. S. government agency	14,416,315	204,721	2.86%	13,336,850	300,425	4.54%
Other	0	0	0.00%	0	0	0.00%
FHLB of Atlanta & Community Bankers Bank Stock	2,401,200	3,244	0.27%	2,369,484	0	0.00%
Total investment securities	16,817,515	207,965	2.49%	15,706,334	300,425	3.86%
Loans:
Demand and time	27,183,191	785,366	5.83%	38,986,535	1,188,999	6.15%
Mortgage	175,682,859	5,343,959	6.13%	170,817,109	5,529,264	6.53%
Installment	6,455,235	214,171	6.69%	3,888,055	155,532	8.07%
Total loans	209,321,285	6,343,496	6.11%	213,691,699	6,873,795	6.49%
Allowance for loan losses	2,835,037			2,102,059
Total loans, net of allowance	206,486,248	6,343,496	6.20%	211,589,640	6,873,795	6.55%
Total interest-earning assets	224,994,504	6,552,755	5.87%	232,849,707	7,179,629	6.22%
Non-interest-bearing cash	11,556,068			6,090,405
Premises and equipment	6,518,370			6,496,206
Other assets	6,366,965			5,818,764
Total assets	$249,435,907			$251,255,082
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$47,153,799	43,892	0.19%	$33,334,460	37,674	0.23%
Money market and supernow	11,070,864	25,006	0.46%	17,261,210	43,185	0.50%
Other time deposits	95,656,406	1,403,882	2.96%	84,740,974	1,445,249	3.44%
Total interest-bearing deposits	153,881,069	1,472,780	1.93%	135,336,644	1,526,108	2.27%
Borrowed funds	28,522,566	456,612	3.23%	52,178,344	843,841	3.26%
Total interest-bearing liabilities	182,403,635	1,929,392	2.13%	187,514,988	2,369,950	2.55%
Noninterest-bearing deposits	35,672,397			32,608,970
	218,076,032			220,123,958
Other liabilities	2,539,643			2,385,260
Stockholders’ equity	28,820,232			28,745,864
Total liabilities and stockholders equity	$249,435,907			$251,255,082
Net interest spread			3.74%			3.67%
Net interest income		$4,623,363			$4,809,679
Net margin on interest-earning assets			4.14%			4.17%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Provision for Loan Losses

The provision for loan losses was $1,500,000 for the first six months of 2010, compared to $855,000 for the same period of 2009.  The increase in the provision was in response to the increase in net charge-offs and specific allocations for impaired loans.  Additional information regarding risk elements in the loan portfolio, the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses are discussed below in the section entitled “Loan Quality”.

Noninterest Revenue

Noninterest revenue for the three- and six-month periods ended June 30, 2010 totaled $631,097 and $1,243,697, respectively, which represent an increase of 6.20% and a decrease of 12.23% over $594,258 and $1,417,063, respectively, for the same periods in 2009.  The decrease for the six-month period resulted primarily from the $144,370 or 58.43% decrease in Insurance Agency contingency income earned during the first six months of 2010, from $247,099 for the first six months of 2009 to $102,729 for the first six months of 2010.  Insurance Agency contingency income is based on sales of new policies to customers and claims against existing policies for the prior year. During 2009, there were several insurance loss claims by customers that caused contingency income to decrease in 2010.  In addition, we experienced a decrease in other noninterest revenue of $18,753 or 9.48% and in service charges on deposit accounts of $23,134 or 4.98% during the first six months of 2010 when compared to the same period of 2009.

Noninterest Expense

The Company recorded noninterest expense of $1,963,819 and $3,818,371 for the three- and six-month periods ended June 30, 2010, respectively, compared to $1,922,944 and $3,685,799, respectively, for the same periods in 2009, representing increases of $40,875 or 2.13% and $132,572 or 3.60%, respectively.   The increases are mainly attributable to increased other operating expenses of $277,585 for the first six months of 2010.  The items in other operating expenses contributing to this increase are the Bank’s FDIC assessment increase of $26,082, other real estate expenses increase of $104,490 and data processing fees increase of $104,120.  These increases were offset by a decrease in salaries and employee benefits of $170,813.

Income Tax Expense

The Company’s effective tax rate for the three- and six-month periods ended June 30, 2010 was 53.1% and 31.0%, respectively, compared to 35.9% and 37.1%, respectively, for the same periods in 2009.  The Company recorded an income tax benefit of $77,108 for the three months ended June 30, 2010, compared to an income tax expense of $214,098 for the same period last year.  For the six months ended June 30, 2010 and 2009, the Company recorded income tax expenses of $149,836 and $605,201, respectively.  Decreases in income before income tax during the three- and six-month periods ended June 30, 2010 contributed to the decreases in income tax expense when compared to the same periods of last year.

FINANCIAL CONDITION

Overview

Total assets of the Company at June 30, 2009 were $247,304,868, compared to $255,467,425 at December 31, 2009, representing a decrease of $8,162,557 or 3.20%.

Total liabilities at June 30, 2010 were $218,775,980, compared to $226,577,677 at December 31, 2009, representing a decrease of  $7,801,697 or 3.44%.

Stockholders’ equity was $28,528,888 as of June 30, 2010, compared to $28,889,748 as of December 31, 2009, a decrease of $360,860.  The decrease was due to net income for the period totaling $333,190 plus a $7,511 increase in the unrealized gains on securities available for sale net of income taxes offset by dividends paid to stockholders of $701,561.

Return on average equity for the six months ended June 30, 2010 was 2.33%, compared to 7.19% for the same period in 2009.  Return on average assets was 0.27% for the six months ended June 30, 2010, compared to 0.82% for the same period in 2009.

Composition of Loan Portfolio

At June 30, 2010, loans, net of unearned income, were $208,624,876, an increase of $4,725,198 since December 31, 2009.  Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.  Average loans, net of the allowance for loan losses, were $206,486,248 and $211,589,640 during the first six months of 2010 and 2009, respectively, which constituted 91.77% and 90.87% of average interest-earning assets for the respective periods.  For the six months ended June 30, 2010, our average loan to deposit ratio was 108.93%, compared to 125.99% for the six months ended June 30, 2009.  Our ratio of average loans to deposits plus borrowed funds was 94.69% for the six months ended June 30, 2010, compared to 96.12% for the six months ended June 30, 2009.  The Company extends credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County.  There are no industry concentrations in our loan portfolio.  A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region, which is directly impacted by the local economy, will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention.  The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy.  Management believes that the allowance as of June 30, 2010 is adequate to cover possible losses in the loan portfolio identified as of that date; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

The allowance for loan losses increased to $3,550,950 at June 30, 2010, compared to $2,845,364 at December 31, 2009.  The provision for loan losses was $1,500,000 for the first six months of 2010, compared to $855,000 for the same period of 2009.  The increase in the provision for loan losses in the first six months of 2010 when compared to the same period of 2009 was in response to the increase in net charge-offs, the results of our quarterly review of the adequacy of the factors discussed previously, and specific allocations for impaired loans.  As of June 30, 2010 and December 31, 2009, the allowance for loan losses compared to gross loans was 1.67% and 1.38%, respectively.  As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate.  Additionally, the current nationwide recession has had a significant and adverse impact on real estate values and sales over the past 12 months.  Consequently, we have closely reviewed our loan portfolio and applied sensitivity analysis to collateral values to ensure that we are adequately measuring potential future losses.  Where necessary, we have obtained new appraisals on collateral.  Specific allocations of the allowance have been provided in these instances where losses may occur.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses
	Six months ended	Six months ended	Year ended
	June 30,	June 30,	December 31,
	2010	2009	2009
Balance at beginning of year	$2,845,364	$2,001,739	$2,001,739
Loan losses:
Commercial	71,965	283,373	290,126
Mortgages	710,728	254,776	490,049
Consumer	27,999	28,769	157,367
Total loan losses	810,692	566,918	937,542
Recoveries on loans previously charged off
Commercial	2,050	6,281	47,501
Mortgages	73	3,207	3,207
Consumer	14,155	3,473	4,459
Total loan recoveries	16,278	12,961	55,167
Net loan losses	794,414	553,957	882,375
Provision for loan losses charged to expense	1,500,000	855,000	1,726,000
Balance at end of year	$3,550,950	$2,302,782	$2,845,364
Allowance for loan losses to gross loans outstanding at end of period	1.67%	1.10%	1.38%

Management believes it has identified and charged off all significant losses in the loan portfolio but there can be no assurance that additional losses will not occur in future periods.  The ratio of the allowance for loan losses to loans outstanding has increased due to the economic conditions being felt in our market area.

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

The Company had loans past due 90 days or more, including nonaccrual loans, of $6,967,856 and $8,631,961 at June 30, 2010 and December 31, 2009, respectively.  These loans are detailed below:

Risk Elements of Loan Portfolio
	June 30, 2010	December 31, 2009
Nonaccrual Loans
Commercial	$460,767	$485,579
Mortgage	2,081,738	1,898,607
Consumer	0	0
	2,542,505	2,384,186

Accruing Loans Past Due 90 Days or More
Commercial	114,113	168,020
Mortgage	4,254,867	6,055,484
Consumer	56,371	24,271
	4,425,351	6,247,775
	$6,967,856	$8,631,961

Gross interest income of $80,941 for the first half of 2010, $81,889 for fiscal year 2009 and $12,904 for the first half of 2009 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $253 for the first half of 2010, $25,918 for fiscal year 2009 and $18,236 for the first half of 2009.

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful.  Management believes it has identified all significant impaired loans as of June 30, 2010 and has made the appropriate charge to the Bank’s loan loss reserve.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $18,544,425 or 13.70% to $153,881,069 for the six months ended June 30, 2010, from $135,336,644 for the same period in 2009.  Average noninterest-bearing deposits increased $3,063,427 or 9.39% to $35,672,397 for the six months ended June 30, 2010, from $32,608,970 for the same period in 2009.  Average total deposits have increased 12.87% or $21,607,852 to $189,553,466 for the six months ended June 30, 2010 from $167,945,614 for the same period in 2009.  Borrowings, primarily from the FHLB of Atlanta to fund loan demand, decreased to $26,000,000 from $28,000,000 at December 31, 2009, a decrease of 7.14%.

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

Short-Term Borrowings

The following table sets forth our position with respect to short-term borrowings for June 30, 2010 and December 31 2009.

	June 30, 2010		December 31, 2009
	Amount	Rate	Amount	Rate

Federal Home Loan Bank (daily re-price)	$0	-%	$0.00%
Retail Repurchase Agreements	2,744,268.90%		2,917,339.36%
Federal Funds Borrowed	0	-%	0.00%
Total	$2,744,268		$2,129,539

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

As of June 30, 2010, the Bank had lines of credit of $13,650,000 in unsecured overnight federal funds and $5,500,000 in secured overnight federal funds with correspondent banks.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $19,150,000 from correspondent banks, namely, the Community Bank and M & T Bank. The Bank is also a member of the FHLB of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $41,346,611 of which $26,000,000 has been advanced as of June 30, 2010. There were no short-term borrowings at June 30, 2010 or December 31, 2009 with the FHLB of Atlanta. We also have the ability to borrow secured funds through the Federal Reserve’s Discount window as necessary.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio).  In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.  A comparison of the Company’s capital ratios as of June 30, 2010 to the minimum ratios required by federal banking regulators is presented below.

		Minimum	To be well
	Actual	Requirements	capitalized
Tier 1 risk-based capital	13.77%	4.00%	6.00%
Total risk-based capital	15.03%	8.00%	10.00%
Leverage ratio	11.12%	4.00%	5.00%

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

An evaluation of the effectiveness of these disclosure controls was carried out as of June 30, 2010 under the supervision and with the participation of management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings.

None.

Item 1A.            Risk Factors.

The risks and uncertainties to which our Company’s financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2009.  Management does not believe that any material changes in these risk factors have occurred since December 31, 2009 except as follows:

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including Peoples Bancorp, Inc. and the Bank.  The Dodd-Frank Act is likely to increase our regulatory compliance burden.  It is too early, however, for us to assess the full impact that the Dodd-Frank Act may have on our business, financial condition or results of operations.  Many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking.

The Dodd-Frank Act’s significant regulatory changes include the creation of a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers.  Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital.  These restrictions may limit our future capital strategies.  The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as Peoples Bancorp, Inc. and the Bank, the changes resulting from the legislation will impact our business.  These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

We are currently in the process of evaluating this regulatory change, but have not fully quantified the full impact.

Recent amendments to the FRB’s Regulation E may negatively impact our non-interest income.

On November 12, 2009, the Board of Governors of the Federal Reserve System announced the final rules amending Regulation E that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions.  Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts.  The impact that these new rules will have on us is unknown at this time, but they do have the potential to reduce our non-interest income and this reduction could be material.

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

PEOPLES BANCORP, INC.

Date: August 11, 2010	By:	/s/Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer
& Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)