Form 10-Q
period 2010-09-30
PEOPLES BANCORP INC/MD
filed 2010-11-10
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      September 30, 2010

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  779,512 shares of common stock issued and outstanding as of November 1, 2010

PEOPLES BANCORP, INC.

FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Cash and due from banks	$10,993,803	$15,988,739
Federal funds sold	1,016,000	7,015,811
Cash and cash equivalents	12,009,803	23,004,550
Securities available for sale	8,046,630	3,027,700
Securities held to maturity (approximate fair value of $3,582,939 and $10,312,156)	3,513,424	10,063,376
Federal Home Loan Bank & Community Bankers Bank stock, at cost	2,233,400	2,401,200
Loans, less allowance for loan losses of $2,869,097 and $2,845,364	208,224,660	203,899,678
Premises and equipment	6,472,829	6,521,504
Goodwill and intangible assets	620,906	671,660
Accrued interest receivable	1,240,955	1,450,155
Deferred income taxes	1,270,597	1,277,611
Foreclosed real estate	1,157,000	1,335,000
Other assets	2,149,201	1,814,991
Total Assets	$246,939,405	$255,467,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$37,428,051	$36,951,197
Interest-bearing	152,562,045	156,299,711
	189,990,096	193,250,908
Securities sold under repurchase agreements	2,192,868	2,917,339
Federal Home Loan Bank advances	24,000,000	28,000,000
Accrued interest payable	418,630	439,410
Other liabilities	1,867,223	1,970,020
	218,468,817	226,577,677
Stockholders' equity
Common stock, par value $10 per share, 1,000,000 shares authorized; issued and outstanding 779,512 shares at September 30, 2010 and at December 31, 2009	7,795,120	7,795,120
Additional paid in capital	2,920,866	2,920,866
Retained earnings	18,434,482	18,865,399
	29,150,468	29,581,385
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available for sales securities	15,344	3,587
Unfunded liability of defined benefit plan	(695,224)	(695,224)
	28,470,588	28,889,748
Total Liabilities and Stockholders’ Equity	$246,939,405	$255,467,425

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and dividend revenue
Loans, including fees	$2,986,669	$3,306,921	$9,274,109	$10,139,100
U. S. government agencies securities	58,589	125,756	253,855	412,307
Deposits in other banks	42	18	60	54
Federal funds sold	587	2,409	1,862	7,780
Equity securities	2,568	4,903	5,662	4,903
Total interest and dividend revenue	3,048,455	3,440,007	9,535,548	10,564,144

Interest expense
Deposits	730,960	785,526	2,203,740	2,311,635
Borrowed funds	205,147	370,079	661,759	1,213,920
Total interest expense	936,107	1,155,605	2,865,499	3,525,555

Net interest income	2,112,348	2,284,402	6,670,049	7,038,589

Provision for loan losses	485,000	316,000	1,985,000	1,171,000
Net interest income after provision for loan losses	1,627,348	1,968,402	4,685,049	5,867,589

Noninterest revenue
Service charges on deposit accounts	200,872	255,719	642,043	720,024
Insurance commissions	325,987	344,564	949,382	1,099,439
Other noninterest revenue	67,337	73,051	246,468	270,935
Total noninterest revenue	594,196	673,334	1,837,893	2,090,398

Noninterest expenses
Salaries and employee benefits	969,335	1,103,947	3,077,192	3,382,617
Occupancy	151,644	125,167	393,213	352,116
Furniture and equipment	87,049	94,931	258,528	255,230
Other operating	568,171	568,415	1,865,637	1,588,296
Total noninterest expenses	1,776,199	1,892,460	5,594,570	5,578,259

Income before income taxes	445,345	749,276	928,372	2,379,728
Income taxes	157,110	279,661	306,947	884,863
Net income	$288,235	$469,615	$621,425	$1,494,865

Earnings per common share	$0.37	$0.60	$0.80	$1.92

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2010 and 2009

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive	Comprehensive
	Stock	capital	earnings	income	income

Balance, December 31, 2008	$7,795,120	$2,920,866	$18,307,797	$(643,859)

Net income	-	-	1,494,885	-	$1,494,865
Unrealized loss on investment securities available for sale net of income taxes of $27,338	-	-	-	(45,665)	(45,573)
Comprehensive income					$1,449,292
Repurchase of stock	-	-	-	-
Cash dividend, $1.32 per share	-	-	(1,044,546)	-

Balance, September 30, 2009	$7,795,120	$2,920,866	$18,821,116	$(689,432)

Balance, December 31, 2009	$7,795,120	$2,920,866	$18,865,399	$(691,637)

Net income	-	-	621,425	-	$621,425
Unrealized gain on investment securities available for sale net of income taxes of ($7,695)	-	-	-	11,757	11,757
Comprehensive income					$633,182
Repurchase of stock	-	-	-	-
Cash dividend, $1.35 per share	-	-	(1,052,342)	-

Balance, September 30, 2010	$7,795,120	$2,920,866	$18,434,482	$(679,880)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$9,804,945	$10,629,687
Fees and commissions received	1,942,499	2,061,033
Cash paid to suppliers and employees	(5,667,166)	(5,002,868)
Interest paid	(2,886,279)	(3,619,595)
Taxes paid	(306,536)	(52,140)
	2,887,463	4,016,117
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(214,982)	(306,347)
Loans made, net of principal collected	(6,526,416)	6,981,610
Proceeds from sale of foreclosed real estate	200,394	371,364
Proceeds from maturities and calls of securities
Available for sale	1,000,000	3,000,000
Held to maturity	6,550,709	1,000,650
Purchase of securities Available for Sale	(6,022,091)	(3,049,383)
Purchase of securities held to maturity	0	(1,000,000)
Redemption of FHLB Stock	167,800	92,800
Acquisition of Insurance Agency	0	(25,344)
	4,844,586	7,065,350
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	4,695,081	11,223,141
Other deposits	(7,955,893)	6,028,728
Securities sold under repurchase agreements	(724,471)	(9,845,012)
Advances under (repayments of) notes payable	(4,000,000)	(10,000,000)
Repayments of other borrowings	0	(173,216)
Repurchase of Stock	0	0
Dividends paid	(1,052,341)	(1,044,546)
	(9,037,624)	(3,810,905)
NET INCREASE (DECREASE) IN CASH	(10,994,747)	7,270,562
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	23,004,550	7,686,815
CASH AND EQUIVALENTS AT END OF PERIOD	$12,009,803	$14,957,377

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) (continued)

	For the nine months ended
	September 30,
	2010	2009
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES
Net income	$621,425	$1,494,865
ADJUSTMENTS
Depreciation and amortization	263,657	258,920
Provision for loan losses	1,985,000	1,171,000
Amortization of intangible assets	50,754	49,698
Write-down of foreclosed real estate	50,000	0
Security discount accretion, net of premium amortization	20,763	2,759
Deferred income taxes	411	0
Loss (gain) on sale of foreclosed real estate	104,606	(29,365)
Decrease (increase) in
Accrued interest receivable	209,200	45,569
Income tax refund receivable	0	(288,577)
Other assets	(334,210)	892,737
Increase (decrease) in
Deferred origination fees and costs, net	39,434	17,216
Accrued Interest payable and other liabilities	(123,577)	401,295
	$2,887,463	$4,016,117

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Agency”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission.  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other future interim period.  The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  When used in these notes, the term “Company” refers to Peoples Bancorp, Inc, and, unless the context requires otherwise, its consolidated subsidiaries.

The Accounting Standards Codification (the “ASC”) of the Financial Accounting Standards Board (the “FASB”) became effective on July 1, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative U. S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  Rules and interpretive releases of the U.S. Securities and Exchange Commission (the “SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

The Company evaluated subsequent events after the balance sheet date through November 10, 2010.  No significant subsequent events were identified which would affect the presentation of the financial information.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income

For the nine months ended September 30, 2010 and 2009, total comprehensive income, net of taxes, was $633,182 and $1,449,292, respectively.  Comprehensive income is the sum of net income and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers.  Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur.  These obligations are not recorded in the Company’s financial statements.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies.  The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral.  The table below represents unfunded obligations at September 30, 2010 and December 31, 2009.

	At September 30, 2010	December 31, 2009

Check loan lines of credit	$495,053	$502,887
Mortgage lines of credit	11,016,585	11,202,534
Other lines of credit	15,938,339	16,776,329
Un-disbursed construction loan commitments	2,103,029	933,503
Standby letters of credit	$3,366,948	$3,761,110

5.	Earnings Per Share

Earnings (loss) per common share is derived by dividing net income (loss) available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 779,512 for the three- and nine-month periods ended September 30, 2010 and 2009.

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

During the nine months ended September 30, 2010 and 2009, the Bank recognized net periodic costs for this plan of $230,861 and $235,101, respectively.  The Bank contributed $136,351 to the plan during the nine months ended September 30, 2010, compared to $68,176 for the first nine months of 2009.

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

Selected financial information by line of business, is included in the following table:

For the nine months ended September 30, 2010	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$6,669,076	$973	$0	$6,670,049
Provision for loan losses	1,985,000	0	0	1,985,000
Net interest income after provision	4,684,076	973	0	4,685,049

Noninterest revenue	880,260	957,633	0	1,837,893
Noninterest expense	4,890,796	703,774	0	5,594,570
Income before income taxes	673,540	254,832	0	928,372
Income taxes	206,245	100,702	0	306,947
Net income	$467,295	$154,130	$0	$621,425

Average assets	$247,585,518	$1,603,469	$-480,405	$248,708,582

For the nine months ended September 30, 2009	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total
Net interest income	$7,043,351	$(4,762)	$0	$7,038,589
Provision for loan losses	1,171,000	0	0	1,171,000
Net interest income after provision	5,872,351	(4,762)	0	5,867,589

Noninterest revenue	986,259	1,104,139	0	2,090,398
Noninterest expense	4,822,903	755,356	0	5,578,259
Income before income taxes	2,035,707	344,021	0	2,379,728
Income taxes	754,009	130,854	0	884,863
Net income	$1,281,698	$213,167	$0	$1,494,865

Average assets	$250,059,546	$1,683,194	$(455,059)	$251,287,681

8.	Fair Value

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

Financial Assets and Financial Liabilities:  The following table summarizes financial assets measured at fair value on a recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.  The Company did not have any financial liabilities measured at fair value.

Available for Sale	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U. S. Government Securities	$8,046,630	$8,046,630	$-	$-

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, which means that the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of reduced property value).  Financial assets and liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2010 and 2009 include certain properties held as foreclosed real estate and are reported at the fair value of the underlying collateral, assuming that the sale prices of the properties will be their current appraised values.  Appraised values are estimated using Level 2 inputs based on observable market data and current property tax assessments.  Financial assets and liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010 are as follows.

	Total	(Level 1)	(Level 2)	(Level 3)

Foreclosed real estate	$1,157,000	$-	$1,157,000	$-

During the first nine months of 2010, the Company recognized a write down of $50,000 to foreclosed properties compared to no write downs for the same time period in 2009.  At December 31, 2009, the Company recognized a write down of $45,000 on foreclosed real estate.

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

Information about estimated fair values of financial instruments as of September 30, 2010 and December 31, 2009 is set forth in the following table:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial assets
Cash and due from banks	$10,993,803	$10,933,803	$15,988,739	$15,988,739
Federal funds sold	1,016,000	1,016,000	7,015,811	7,015,811
Investment securities (total)	11,560,054	11,629,569	13,091,076	13,339,856
Federal Home Loan Bank and Community Bankers Bank stock	2,233,400	2,233,400	2,401,200	2,401,200
Loans, net	208,224,660	207,498,026	203,899,678	204,083,903
Accrued interest receivable	1,240,955	1,240,955	1,450,155	1,450,155

Financial liabilities
Noninterest-bearing deposits	$37,428,051	$37,428,051	$36,951,197	$36,951,197
Interest-bearing deposits	152,562,045	156,042,686	156,299,711	160,895,134
Short-term borrowings	2,192,868	2,192,868	2,917,339	2,917,339
Federal Home Loan Bank advances	24,000,000	25,979,348	28,000,000	28,457,862
Accrued interest payable	418,630	418,630	439,410	439,410

10.	Investment Securities.

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	cost	gains	losses	Value
Available for Sale
U. S. government agency	$8,021,292	$25,338	$0	$8,046,630

Held to maturity
U. S. government agency	$3,507,848	$69,472	$0	$3,577,320
Mortgage-backed securities	5,576	43	0	5,619
	$3,513,424	$69,515	$0	$3,582,939

December 31, 2009
Available for Sale
U. S. government agency	$3,020,741	$6,959	$0	$3,027,700

Held to maturity
U. S. government agency	$10,057,082	$248,790	$0	$10,305,872
Mortgage-backed securities	6,294	3	13	6,284
	$10,063,376	$248,793	$13	$10,312,156

Contractual maturities and the amount of pledged securities are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to maturity
	Amortized	Fair	Amortized	Fair
September 30, 2010	cost	Value	cost	Value
Maturing
Within one year	$4,002,264	$4,010,890	$3,002,036	$3,051,760
Over one to five years	4,019,028	4,035,740	505,812	525,560
Mortgage-backed securities	0	0	5,576	5,619
	$8,021,292	$8,046,630	$3,513,424	$3,582,939

Pledged securities	$633,734	$637,963	$2,532,767	$2,583,072

December 31, 2009
Maturing
Within one year	$1,015,880	$1,017,300	$6,541,691	$6,663,095
Over one to five years	2,004,861	2,010,400	3,515,391	3,642,777
Mortgage-backed securities	0	0	6,294	6,284
	$3,020,741	$3,027,700	$10,063,376	$10,312,156

Pledged securities	$0	$0	$2,971,405	$3,068,439

Investments are pledged to secure the deposits of federal and local governments and as collateral for repurchase agreements.

11.	Recent Accounting Standards

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

ASU No. 2010-20, “Receivables (Topic 310) – Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses.  Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment.  The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators.  ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

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

RESULTS OF OPERATIONS

Overview

For the three- and nine-month periods ended September 30, 2010, the Company reported net income of $288,235, or $0.37 per share, and $621,425, or $0.80 per share, respectively, compared to $469,615, or $0.60 per share, and $1,494,865, or $1.92 per share, respectively, for the same periods in 2009.  The decreases for the three months (38.62%) and nine months (58.43%) ended September 30, 2010 over the same periods last year resulted primarily from decreased net interest income, insurance contingency commissions, and other income.  Additional funding of the loan loss reserve and increased other expenses contributed to the decrease as well.  The Insurance Agency’s year to date income has decreased $59,037 over the same time period in 2009 due to a 58.431% reduction in contingency income.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets.  The Company’s net interest margin for the nine-month period ended September 30, 2010 was 4.04%, compared to 4.12% for the same period in 2009.  The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities.  The net margin may also be adversely impacted by a number of factors which cannot be predicted and are beyond our control.

Net interest income for the three-month period ended September 30, 2010 was $2,112,348, which represents a decrease of $172,054 or 7.53% from net interest income for the same period in 2009.  Net interest income for the nine-month period ended September 30, 2010 was $6,670,049, which represents a decrease of $368,540 or 5.24% from the net interest income for the first nine months of 2009.  The primary contributor to the decreases was the reduction in interest earning assets

Interest revenue for the three and nine months ended September 30, 2010 totaled $3,048,455 and $9,535,548, respectively, compared to $3,440,007 and $10,564,144, respectively, for the same periods last year, representing decreases of $391,552 or 11.38% and $1,028,596 or 9.74%, respectively.  We experienced a $864,991 decrease in interest earned on loans during the first nine months of 2010 as a direct result of a $3,011,277 decrease (net of the allowance for loan losses) in our average loan balances when compared to the first nine months of 2009.  Additionally, we recorded a $158,452 decrease in income on U. S. Government Agency securities for the first nine months of 2010 when compared to the same time period in 2009.

Interest expense for the three- and nine-month periods ended September 30, 2010 totaled $936,107 and $2,865,499, respectively, compared to $1,155,605 and $3,525,555, respectively, for the same periods last year, representing decreases of $219,498 or 18.99% and $660,056 or 18.72%, respectively.  The Company decreased its FHLB borrowings during the first nine months of 2009 from $28,000,000 at December 31, 2009 to $24,000,000 at September 30, 2010.  FHLB borrowings at September 30, 2009 were $33,000,000.  As a result, interest expense on borrowed funds for the first nine months of 2010 dropped $552,161 when compared to the nine months ended September 30, 2009.  The Company assumed approximately $450,000 of debt in connection with the acquisition of the Insurance Agency in 2007, which was paid in full during 2009.

A table of the Company’s average balances, interest and yields follows.

Average Balances, Interest, and Yield
	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2009
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$1,446,565	$1,862	0.17%	$5,562,255	$7,780	0.19%
Interest-bearing deposits	43,625	63	0.19%	72,933	57	0.10%
Investment securities:
U. S. government agency	13,531,296	268,468	2.65%	13,425,760	432,270	4.30%
FHLB of Atlanta & Community Bankers Bank Stock	2,363,351	5,988	0.34%	2,370,502	5,141	0.29%
Total investment securities	15,894,647	274,456	2.31%	15,796,262	437,411	3.70%
Loans:
Business	27,544,150	1,183,039	5.74%	37,773,582	1,752,831	6.20%
Mortgage	176,033,250	7,868,542	5.98%	170,407,006	8,225,417	6.45%
Personal	6,308,184	309,920	6.57%	3,795,701	228,351	8.04%
Total loans	209,885,584	9,361,501	5.96%	211,976,289	10,206,599	6.44%
Allowance for loan losses	3,099,666			2,179,094
Total loans, net of allowance	206,785,918	9,361,501	6.05%	209,797,195	10,206,599	6.50%
Total interest-earning assets	224,170,755	9,637,882	5.75%	231,228,645	10,651,847	6.16%
Non-interest-bearing cash	11,689,401			7,691,839
Premises and equipment	6,510,957			6,534,335
Other assets	6,337,469			5,832,862
Total assets	$248,708,582			$251,287,681
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings, NOW and supernow deposits	$46,149,438	63,431	0.18%	$34,337,433	59,042	0.23%
Money market	11,007,339	34,027	0.41%	17,220,773	61,258	0.48%
Other time deposits	96,530,726	2,106,281	2.92%	86,654,436	2,191,335	3.38%
Total interest-bearing deposits	153,687,503	2,203,740	1.92%	138,212,642	2,311,635	2.24%
Borrowed funds	28,401,635	661,759	3.12%	49,039,870	1,213,919	3.31%
Total interest-bearing liabilities	182,089,138	2,865,499	2.10%	187,252,512	3,525,554	2.52%
Noninterest-bearing deposits	35,426,592			32,712,030
	217,515,730			219,964,542
Other liabilities	2,526,906			2,522,014
Stockholders’ equity	28,665,946			28,801,125
Total liabilities and stockholders’ equity	$248,708,582			$251,287,681
Net interest spread			3.64%			3.64%
Net interest income		$6,772,383			$7,126,293
Net margin on interest-earning assets			4.04%			4.12%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Provision for Loan Losses

The provision for loan losses was $1,985,000 for the first nine months of 2010, compared to $1,171,000 for the same period of 2009.  The increase in the provision was in response to the increase in net charge-offs, and specific allocations for impaired loans.  Additional information regarding risk elements in the loan portfolio, the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses are discussed below in the section entitled “Loan Quality.”

Noninterest Revenue

Noninterest revenue for the three- and nine-month periods ended September 30, 2010 totaled $594,196 and $1,837,893, respectively, which represent decreases of 11.75% and 12.08%, respectively, from the $673,334 and $2,090,398, respectively, recorded for the same periods in 2009.  These decreases resulted primarily from the $144,370 or 58.43% decrease in Insurance Agency contingency income of $102,729 earned during the first nine months of 2010, from $247,099 for the first nine months of 2009.  Insurance Agency contingency income is based on sales of new policies to customers and claims against existing policies for the prior year. During 2009, there were several insurance loss claims by customers that caused contingency income to decrease in 2010.  In addition, we experienced a decrease in other noninterest revenue of $24,467 or 9.03% and in service charges on deposit accounts of $77,981 or 10.83% during the first nine months of 2010 when compared to the same period of 2009.

Noninterest Expense

The Company recorded noninterest expense of $1,776,199 and $5,594,570 for the three- and nine-month periods ended September 30, 2010, respectively, compared to $1,892,460 and $5,578,259, respectively, for the same periods in 2009.  These changes represent a decrease of $116,261 or 6.14% for the three-month period and an increase of $16,311 or 0.29% over the nine-month period, respectively.  The increases are mainly attributable to increased other operating expenses of $277,341 for the first nine months of 2010.  The items in other operating expenses contributing to this increase are other real estate expenses increase of $165,821 and data processing fees increase of $82,853.  These increases were offset by a decrease in salaries and employee benefits of $305,425.

Income Tax Expense

The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2009 was 35.3% and 33.1%, respectively, compared to 37.3% and 37.2%, respectively, for the same periods in 2009.  The Company’s income tax expense was $157,110 and $306,947 for the three- and nine-months ended September 30, 2010, respectively, compared to $279,661 and $884,863, respectively, for the same periods in 2009.  Decreases in income before income tax during the three- and nine-month periods ended September 30, 2010 contributed to the decreases in income tax expense when compared to the same periods of last year.

FINANCIAL CONDITION

Overview

Total assets of the Company at September 30, 2010 were $246,939,405, compared to $255,467,425 at December 31, 2009, representing a decrease of $8,528,020 or 3.34%.  The decrease resulted primarily from the reduction in federal funds of $5,999,811.

Total liabilities at September 30, 2010 were $218,468,817, compared to $226,577,677 at December 31, 2009, representing a decrease of  $8,108,860 or 3.58%.  The decrease resulted primarily from deposits reducing $3,260,812 and borrowed funds reducing $4,000,000.

Stockholders’ equity was $28,470,588 at September 30, 2010, compared to $28,889,748 at December 31, 2009, representing a decrease of $419,160.  The decrease was due to net income for the period totaling $621,425, offset by a $11,757 decrease in the unrealized gains on securities available for sale net of income taxes and dividends paid to stockholders of $1,052,342.

Return on average equity for the nine months ended September 30, 2010 was 2.90%, compared to 6.94% for the same period in 2009.  Return on average assets was 0.33% for the nine months ended September 30, 2010, compared to 0.80% for the same period in 2009.

Composition of Loan Portfolio

At September 30, 2010, loans, net of the allowance for loan losses, were $208,224,660, an increase of $4,324,982 since December 31, 2009.  Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.  Average loans, net of the allowance for loan losses, were $206,785,918 and $209,797,195 during the first nine months of 2010 and 2009, respectively, which constituted 92.24% and 90.73% of average interest-earning assets for the respective periods.  For the nine months ended September 30, 2010, our average loan to deposit ratio was 109.34%, compared to 122.74% for the nine months ended September 30, 2009.  Our ratio of average loans to deposits plus borrowed funds was 95.07% for the nine months ended September 30, 2010, compared to 95.38% for the nine months ended September 30, 2009.  The Company extends credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County.  There are no industry concentrations in our loan portfolio.  A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region, which is directly impacted by the local economy, will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention.  The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy.  Management believes that the allowance as of September 30, 2010 is adequate to cover possible losses in the loan portfolio identified as of that date; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

The allowance for loan losses increased to $2,869,097 at September 30, 2010, from $2,845,364 at December 31, 2009.  The provision for loan losses was $1,985,000 for the first nine months of 2010, compared to $1,171,000 for the same period of 2009.  The increase in the provision for loan losses in the first nine months of 2010 when compared to the same period of 2009 was in response to the increase in net charge-offs, the results of our quarterly review of the adequacy of the factors discussed previously, and specific allocations for impaired loans.  As of September 30, 2010 and December 31, 2009, the allowance for loan losses compared to gross loans was 1.36% and 1.38%, respectively.  As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate.  Additionally, the current nationwide recession has had a significant and adverse impact on real estate values and sales over the past 12 months.  Consequently, we have closely reviewed our loan portfolio and applied sensitivity analyses to collateral values to ensure that we are adequately measuring potential future losses.  Where necessary, we have obtained new appraisals on collateral.  Specific allocations of the allowance have been provided in these instances where losses may occur.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses
	Nine months ended	Nine months ended	Year ended
	September 30,	September 30,	December 31,
	2010	2009	2009
Balance at beginning of year	$2,845,364	$2,001,739	$2,001,739
Loan losses:
Commercial	166,779	283,373	290,126
Mortgages	1,743,615	295,049	490,049
Consumer	69,425	42,210	157,367
Total loan losses	1,979,819	620,632	937,542
Recoveries on loans previously charged off
Commercial	2,460	7,861	47,501
Mortgages	148	3,207	3,207
Consumer	15,944	3,632	4,459
Total loan recoveries	18,552	14,700	55,167

Net loan losses	1,961,267	605,932	882,375
Provision for loan losses charged to expense	1,985,000	1,171,000	1,726,000
Balance at end of year	$2,869,097	$2,566,807	$2,845,364
Allowance for loan losses to loans outstanding	1.36%	1.23%	1.38%

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

The Company had loans past due 90 days or more including nonaccrual loans of $7,923,834 and $8,631,961 at September 30, 2010 and December 31, 2009, respectively.  These loans are detailed below:

Risk Elements of Loan Portfolio
	September 30,	December 31,
	2010	2009
Nonaccrual Loans
Commercial	$574,014	$485,579
Mortgage	4,472,070	1,898,607
Consumer	0	0
	5,046,084	2,384,186
Accruing Loans Past Due 90 Days or More
Commercial	1,913	168,020
Mortgage	2,864,985	6,055,484
Consumer	10,852	24,271
	2,877,750	6,247,775
	$7,923,834	$8,631,961

Gross interest income of $333,350 for the first nine months of 2010, $81,889 for fiscal year 2009 and $55,140 for the first nine months of 2009 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $20,738 for the first nine months of 2010, $25,918 for fiscal year 2009 and $21,277 for the first nine months of 2009.

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful.  Management believes that it has identified all significant impaired loans as of September 30, 2010 and has made the appropriate charges to the allowance for loan losses.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $15,474,861 or 11.20% to $153,687,503 for the nine months ended September 30, 2010, from $138,212,642 for the same period in 2009.  Average noninterest-bearing deposits increased $2,714,562 or 8.30% to $35,426,592 for the nine months ended September 30, 2010, from $32,712,030 for the same period in 2009.  Average total deposits increased 10.64% or $18,189,423 to $189,114,095 for the nine months ended September 30, 2010 from $170,924,672 for the same period in 2009.  Average borrowed funds, primarily from the FHLB of Atlanta to fund loan demand, decreased to $28,401,635 from $49,039,870 at September 30, 2009, a decrease of 42.08%.

Deposits, particularly core deposits, have been our primary sources of funding and have enabled us to meet both our short-term and long-term liquidity needs.  Management anticipates that deposits will grow and continue to be our primary source of funding for the foreseeable future.  It should be noted, however, that investor confidence in alternatives to deposit accounts, which may pay yields that are higher than those paid on deposits, typically increases when the economy and stock markets perform well.  Increased investor confidence in nondeposit investment products in future periods would likely have an adverse impact on our deposit growth.  In addition, changes in governmental monetary policy, especially interest rates, may impact our ability to attract and retain deposits.

Short-term Borrowings

The following table sets forth the our position with respect to short-term borrowings at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Amount	Rate	Amount	Rate
FHLB (daily re-price)	$0	.00%	$0	.00%
Retail Repurchase Agreements	2,192,868	1.33%	2,917,339	.36%
Federal Funds Borrowed	0	.00%	0	.53%
Total	$2,192,868		$2,917,339

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

As of September 30, 2010, the Bank had lines of credit of $13,650,000 in unsecured overnight federal funds and $5,500,000 in secured overnight federal funds with correspondent banks.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business.  Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures.  The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $19,150,000 from correspondent banks.  The Bank is also a member of the FHLB of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $39,511,320 of which $24,000,000 was advanced as of September 30, 2010.  We also have the ability to borrow secured funds through the Federal Reserve’s Discount window as necessary.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio).  In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.  A comparison of the Company’s capital ratios as of September 30, 2010 to the minimum ratios required by federal banking regulators is presented below.

	Actual	Minimum Requirements	To Be Well Capitalized
Total risk-based capital	14.88%	8.00%	10.00%
Tier 1 risk-based capital	13.63%	4.00%	6.00%
Tier 1 leverage ratio	11.16%	4.00%	5.00%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company is a “smaller reporting company” and is not required to include the information required by this item.

Item 4.	Controls and Procedures.

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

An evaluation of the effectiveness of these disclosure controls was carried out as of September 30, 2010 under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

The risks and uncertainties to which our Company’s financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2009 and in Part 1A of Part II of the Quarterly Report of Peoples Bancorp, Inc. on Form 10-Q for the quarter ended June 30, 2010.  Management does not believe that any material changes in these risk factors have occurred since they were last discussed.

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

PEOPLES BANCORP, INC.

Date: November 10, 2010	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer
& Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)