Form 10-K
period 2010-12-31
PEOPLES BANCORP INC/MD
filed 2011-03-30
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
_________________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $32,549,526.

The number of shares outstanding of the registrant’s common stock as of March 1, 2011 was 779,512.

Documents Incorporated by Reference

Portions of the definitive proxy statement to be filed with the SEC in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Information about our revenues, net income and assets derived from our operations in the community banking segment for each of the years ended December 31, 2010 and 2009 may be found in our Consolidated Financial Statements and Notes thereto, which are included in Item 8 of Part II of this annual report.

Investment Activities

We maintain a portfolio of investment securities to provide liquidity and income.  The current portfolio amounts to approximately 4.70% of our total assets and is invested primarily in U.S. government agency and mortgage-backed securities.

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

Employees

At March 1, 2011, we employed 73 persons, of which 65 were employed on a full-time basis.

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

The following table sets forth deposit data for Kent County, Maryland as of June 30, 2010, the most recent date for which comparative information is available:

Institution	Offices In Market Area	Deposits (in thousands)	Market Share
The Peoples Bank (f/k/a Peoples Bank of Kent County, Maryland)	5	$175,211	34.35%
PNC Bank National Assn	5	145,993	28.62%
Chesapeake Bank & Trust Co	2	66,443	13.03%
Branch Banking & Trust Co	2	47,960	9.40%
CNB (f/k/a The Centreville National Bank of Maryland)	2	43,545	8.54%
SunTrust Bank	1	30,886	6.06%

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

The Bank is a Maryland commercial bank subject to the banking laws of Maryland and to regulation by the Commissioner of Financial Regulation of Maryland (the “Maryland Commissioner”), who is required by statute to make at least one examination in each calendar year (or at 18-month intervals if the Maryland Commissioner determines that an examination is unnecessary in a particular calendar year).

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

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”) to decrease the cost of bank funding and, hopefully, normalize lending. This program is comprised of two components. The first component guarantees senior unsecured debt issued between October 14, 2008 and June 30, 2009. The guarantee will remain in effect until June 30, 2012 for such debts that mature beyond June 30, 2009. The second component, called the Transaction Accounts Guarantee Program (“TAG”), provided full coverage for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.25% or less, regardless of account balance, initially until December 31, 2009. The TAG program expired on December 31, 2010. We elected to participate in both programs and paid additional FDIC premiums in 2010 and 2009 as a result.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which made sweeping changes to the financial regulatory landscape and will impact all financial institutions, including the Company.

On November 9, 2010, the FDIC issued a final rule to implement Section 343 of the Dodd-Frank Act that provides temporary unlimited deposit insurance coverage for non-interest bearing transaction accounts at all FDIC-insured depository institutions. The coverage is automatic for all FDIC-insured institutions and does not include an opt out option. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010 and terminates on December 31, 2012.

These new laws, regulations and regulatory actions will cause our regulatory expenses to increase. Additionally, due in part to numerous bank failures throughout the country since 2008, the FDIC imposed an emergency insurance assessment to help restore the Deposit Insurance Fund and further required insured depository institutions to prepay their estimated quarterly risk-based deposit assessments through 2012 on December 30, 2009. Given the current state of the national economy, there can be no assurance that the FDIC will not impose future emergency assessments or further revise its rate structure.

The Dodd-Frank Act’s significant regulatory changes include the creation of a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred securities issuances from counting as Tier 1 capital.  These developments may limit our future capital strategies.

Certain provisions of the Dodd-Frank Act, including those relating to direct supervision by the Bureau, will not apply to banking organizations with assets of less than $10 billion, such as the Company and the Bank. Nevertheless, the other provisions of the Dodd-Frank Act will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. In particular, the Dodd-Frank Act will require us to invest significant management attention and resources so that we can evaluate the impact of this law and make any necessary changes to our product offerings and operations.

Deposit Insurance

Deposits at the Bank are insured through the Deposit Insurance Fund, which is administered by the FDIC, and the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC.  The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 8, 2006.  This law (i) required the then-existing $100,000 deposit insurance coverage to be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) increased the deposit insurance coverage for retirement accounts to $250,000 per participant, subject to adjustment for inflation.  Effective October 3, 2008, however, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted and, among other things, temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor.  EESA initially contemplated that the coverage limit would return to $100,000 after December 31, 2009, but the expiration date has since been extended to December 31, 2013.  The coverage for retirement accounts did not change and remains at $250,000.  On July 21, 2010, as part of the Dodd-Frank Act, the current standard maximum deposit insurance amount was permanently raised to $250,000.

The Reform Act also gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.  On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based deposit assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009.  This prepayment did not include the assessments for TLGP participation or the FICO assessment that will be billed quarterly.  It was also announced that the assessment rate will increase by 3 basis points effective January 1, 2011.  The prepayment will be accounted for as a prepaid expense to be amortized quarterly. The prepaid assessment will qualify for a zero risk weight under the risk-based capital requirements.  The Bank’s three-year prepaid assessment was $1,022,585.  The Bank expensed a total of $299,870 in FDIC premiums during 2010.

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

As of December 31, 2010, the Company and the Bank were deemed to be “well capitalized.”  For more information regarding the capital condition of the Company and the Bank, see Item 7 of Part II of this annual report under the caption “Capital.”

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

Our financial condition and results of operations are subject to numerous risks and uncertainties and could be materially and adversely affected by any of these risks and uncertainties.  The risks and uncertainties that we believe are the most significant are discussed below.  You should carefully consider these risks before making an investment decision with respect to any of the Company’s securities.  This annual report also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this report.

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

Because most of our loans are made to customers who reside on Maryland’s upper Eastern Shore, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose loan portfolios are geographically diverse.  Further, we make many real estate secured loans, including construction and land development loans, all of which are in greater demand when interest rates are low and economic conditions are good.  The national and local economies have significantly weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market.  As a result, real estate values across the country, including in our market areas, have decreased and the general availability of credit, especially credit to be secured by real estate, has also decreased.  These conditions have made it more difficult for real estate owners and owners of loans secured by real estate to sell their assets at the times and at the prices they desire.  In addition, these conditions have increased the risk that the market values of the real estate securing our loans may deteriorate, which could cause us to lose money in the event a borrower fails to repay a loan and we are forced to foreclose on the property.  We cannot guarantee that any risk management practices we implement to address our geographic and loan concentrations will be effective to prevent losses relating to our loan portfolio.  Furthermore, we can provide no assurance as to when, or if, economic conditions will improve.

Our concentrations of commercial real estate loans could subject us to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit our future commercial lending activities.

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions who have particularly high concentrations of commercial real estate loans within their lending portfolios.  This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets.  Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk.  The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate.

Based on our concentration of commercial acquisition and development and construction lending as of December 31, 2010, we may be subject to heightened supervisory scrutiny during future examinations and/or be required to take steps to address our concentration and capital levels.  Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

As of December 31, 2010, we had classified 69.60% of our investment securities as available-for-sale pursuant to Investments – Debt and Equity Securities No. 320 (“ASC 320”) relating to accounting for investments.  ASC 320 requires that the available-for-sale portfolio be “marked to market” and that unrealized gains and losses be reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income.  The remaining investment securities are classified as held-to-maturity in accordance with ASC 320, and are stated at amortized cost.

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

The Bank is a member of the FHLB of Atlanta.  A member of the FHLB system is required to purchase stock issued by the relevant FHLB bank based on how much it borrows from the FHLB and the quality of the collateral pledged to secure that borrowing.  Accordingly, we maintain investments in stock issued by the FHLB of Atlanta.  The stock is carried at cost and is considered a long-term investment because of the restrictions on our ability to transfer the stock.  The Company recognizes dividends on this stock on a cash basis.  Accounting guidance indicates that an investor in FHLB stock should recognize impairment if it concludes that it is not probable that it will ultimately recover the par value of its shares.  The decision of whether impairment exists is a matter of judgment that should reflect the investor’s view of an FHLB’s long-term performance, which includes factors such as its operating performance, the severity and duration of declines in the market value of its net assets related to its capital stock amount, its commitment to make payments required by law or regulation and the level of such payments in relation to its operating performance, the impact of legislation and regulatory changes on the FHLB, and accordingly, on the members of the FHLB and its liquidity and funding position. In the past, the FHLB of Atlanta has terminated and/or deferred the payment of dividends on its stock, and it may do so in the future.  A future termination or deferral, together with other factors that may exist at the time, may require us to take an impairment charge on our FHLB stock.

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

We operate in a competitive environment, competing for loans, deposits, and customers with commercial banks, savings associations and other financial entities.  Competition for deposits comes primarily from other commercial banks, savings associations, credit unions, money market and mutual funds and other investment alternatives.  Competition for loans comes primarily from other commercial banks, savings associations, mortgage banking firms, credit unions and other financial intermediaries.  Competition for other products, such as insurance and securities products, comes from other banks, securities and brokerage companies, insurance companies, insurance agents and brokers, and other non-bank financial service providers in our market area.  Many of these competitors are much larger in terms of total assets and capitalization, have greater access to capital markets, and/or offer a broader range of financial services than those that we offer.  In addition, banks with a larger capitalization and financial intermediaries not subject to bank regulatory restrictions have larger lending limits and are thereby able to serve the needs of larger customers.

In addition, changes to the banking laws over the last several years have facilitated interstate branching, merger and expanded activities by banks and holding companies.  For example, the GLB Act made it easier for financial institutions to branch across state lines and to engage in previously-prohibited activities that are now accepted elements of competition in the banking industry.  These changes may bring us into competition with more and a wider array of institutions, which may reduce our ability to attract or retain customers.  Management cannot predict the extent to which we will face such additional competition or the degree to which such competition will impact our financial conditions or results of operations.

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

In response to the banking crisis that began in 2008 and the resulting national recession, the federal government took drastic steps to help stabilize the credit market and the financial industry. These steps included the enactment of EESA, which, among other things, raised the basic limit on federal deposit insurance coverage to $250,000, and the FDIC’s adoption of the TLGP, which, under the TAG portion, provides full deposit insurance coverage through June 30, 2010 for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.50% or less, regardless of account balance. The TLGP was extended to December 31, 2010 and includes non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.25% or less, regardless of account balance. The TLGP requires participating institutions, like us, to pay 10 basis points per annum for the additional insured deposits. These actions will cause our regulatory expenses to increase. Additionally, due in part to the failure of several depository institutions around the country since the banking crisis began, the FDIC imposed an emergency insurance assessment to help restore the Deposit Insurance Fund and further required insured depository institutions to prepay their estimated quarterly risk-based deposit assessments through 2012 on December 30, 2009. Given the current state of the national economy, there can be no assurance that the FDIC will not impose future emergency assessments or further revise its rate structure.

In addition, and as noted above, the Dodd-Frank Act recently became law and implements significant changes in the financial regulatory landscape that will impact all financial institutions, including our Company. The Dodd-Frank Act is likely to increase our regulatory compliance burden. It is too early, however, for us to assess the full impact that the Dodd-Frank Act may have on our business, financial condition or results of operations.  Many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking.  The Dodd-Frank Act’s significant regulatory changes include the creation of a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital. These restrictions will limit our future capital strategies.  Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such our Company, the changes resulting from the legislation will impact our business. These changes will require us to invest significant managements attention and resources to evaluate and make necessary changes.

Recent amendments to the FRB’s Regulation E may negatively impact our non-interest income.

On November 12, 2009, the FRB announced the final rules amending Regulation E (“Reg E”) that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions. Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts. The impact that these new rules will have on us is unknown at this time, but they do have the potential to reduce our non-interest income and this reduction could be material.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Other than for our operating purposes, we do not invest in real estate.  We own and operate branches at the following locations:

Location	Type of Office	Square Footage
100 Spring Avenue in Chestertown, Maryland 21620	Main Office	16,000
600 Washington Avenue, Chestertown, Maryland 21620	Branch	3,500
166 North Main Street, Galena, Maryland 21635	Branch	2,000
21337 Rock Hall Avenue, Rock Hall, Maryland 21661	Branch	2,000
31905 River Road, Millington, Maryland 21651	Branch	2,584
1005 Sudlersville Road, Church Hill, Maryland 21623	Branch	2,584
223 East Main Street, Sudlersville, Maryland 21668	Branch	2,584
100 Talbot Boulevard, Chestertown, Maryland 21620	Insurance Subsidiary	3,000

We also own property located off of Route 544 in Chestertown, Maryland which is being held for possible future expansion purposes.

Item 3.	Legal Proceedings

We are not a party to, nor is any of our properties the subject of, any material legal proceedings other than routine litigation arising in the ordinary course of business. In the opinion of management, no such proceeding will have a material adverse effect on our financial condition or results of operations.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2011, the Company had 629 stockholders of record. Although certain brokers make a market in the shares of the Company’s common stock through the OTCQB Market operated by the OTC Markets Group, Inc., we believe there is no established trading market for the shares of common stock, that transactions are infrequent, and that most transactions are privately negotiated. Management cannot predict whether any market will develop in the near future. Market information for the Company’s common stock may be found at the OTC Markets Group, Inc.’s Internet website, www.otcmarkets.com, under the symbol “PEBC”. The information contained in or accessed through that website is not part of this annual report or incorporated herein by reference. The following table sets forth, to the best knowledge of the Company, the high and low sales prices for the shares of the Company’s common stock, along with the cash dividends paid, for each quarterly period of 2009 and 2010. There may have been sales during these periods of which the Company is not aware. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	2009			2010
	Price Range		Dividends	Price Range		Dividends
	High	Low		High	Low
First Quarter	$70.00	$54.00	$0.44	$92.00	$60.00	$0.45
Second Quarter	70.00	58.00	0.45	65.00	40.00	0.45
Third Quarter	72.00	59.00	0.45	65.00	50.00	0.45
Fourth Quarter	69.00	65.00	0.45	65.00	65.00	0.45

The last sale known to the Company occurred on March 17, 2011 and the price was reported on the Pink Sheets as $53.00 per share.

In 2009 and 2010, the Company paid cash dividends to stockholders totaling $1,395,326 and $1,403,122, respectively.  On January 14, 2011, the Board of Directors of Peoples Bancorp, Inc. reduced the quarterly cash dividend on the common stock for the fourth quarter of 2010 to $.22 per share from $.45 per share for the third quarter of 2010.  Cash dividends are typically declared on a quarterly basis and are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return.  The Company’s ability to pay dividends is limited by federal and Maryland law and is generally dependent on the ability of the Bank to declare and pay dividends to the Company, which is also limited by law.  For more information regarding these limitations, see Item 1A of Part I of this annual report under the caption, “Our ability to pay dividends is limited.”  There can be no assurance that dividends will be declared in any fiscal quarter.

The transfer agent for the shares of common stock of the Company is:

The Peoples Bank
100 Spring Ave
Chestertown, Maryland 21620
410-778-3500

The Company and its affiliates (as defined by Exchange Act Rule 10b-18) did not purchase any shares of the Company’s common stock during the three-month period ended December 31, 2010.

Item 6.	Selected Financial Data.

The Company is a smaller reporting company and, as such, is not required to include the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of consolidated financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes and other statistical information included in Item 8 of Part II of this annual report.

Overview

For the year ended December 31, 2010, we recorded a net loss of $373,535, compared to net income of $1,889,928 for the year ended December 31, 2009.  Basic and diluted net income(loss) per share was $(.48) for 2010, compared to $2.42 for 2009.

Return on average assets decreased to (.15)% for 2010 from .75% for 2009.  Return on average stockholders’ equity for 2010 was (1.31)%, compared to 6.61% for 2009.  Average assets decreased to $248,896,143 in 2010, representing a 1.27% decrease when compared to 2009.  Average loans net of allowance for loan losses decreased .30% in 2010 to $207,649,864.  During 2010, average deposits increased 8.06% to $189,891,335 when compared to 2009.  Average stockholders’ equity for the year ended December 31, 2010 decreased .04% over 2009, totaling $28,596,699.

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

RESULTS OF OPERATIONS

We reported a net loss of $373,535 for the year ended December 31, 2010, compared to net income of $1,889,928.  Basic and diluted net income(loss) per share was $(0.48) for the year ended December 31, 2010, compared $2.42 for the year ended December 31, 2009.  This represents a decrease in net income for 2010 of $2,263,463 or 119.76% when compared to 2009.  This loss is the direct result of increasing our provision for loan losses $3,184,000 from $1,726,000 in 2009 to $4,910,000 in 2010.  The increased provision was due primarily to the determination during the fourth quarter of 2010 that the Bank may realize a large loan loss.

Net Interest Income

The primary source of our income is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.  The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between our interest-earning assets and our interest-bearing funding sources.  The table “Average Balances, Interest, and Yields” that appears below shows our average volume of interest-earning assets and interest-bearing liabilities for 2010 and 2009, and related income/expense and yields.  Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities.  The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits.  The table “Analysis of Changes in Net Interest Income” shows the amount of net interest income change from rate changes and from volume changes.

For the year ended December 31, 2010, net interest income decreased $262,021, or 2.82%, to $9,036,863 from $9,298,884 for the year ended December 31, 2009.  The decrease in net interest income in 2010 was the result of a $1,092,442 decrease in interest income offset by an $830,421 decrease in interest expense.  In 2010, deposits increased but our borrowed funds decreased with loan demand.  Net income decreased because the yield earned on loans declined faster than yields on deposits and borrowed funds.  The yield on interest-earning assets on a fully taxable equivalent basis was 6.10% in 2009 and 5.77% in 2010, with the combined effective rate on deposits and borrowed funds following the same fluctuation by decreasing from 2.46% in 2009 to 2.08% in 2010.

The key performance measure for net interest income is the “net margin on interest-earning assets”, or net interest income divided by average interest-earning assets.  Our net interest margin for 2010 and 2009 on a fully taxable equivalent basis was 4.09%.  Management attempts to maintain a net margin on interest-earning assets of 4.50% or higher.  The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster or declines slower than the return on loans and securities.  Although such expectations are based on management’s judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management’s expectations cannot be assured.

Average Balances, Interest, and Yields
	For the Year Ended			For the Year Ended
	December 31, 2010			December 31, 2009
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$1,338,039	$2,433	0.18%	$5,766,770	$9,700	0.17%
Interest-bearing deposits	42,530	88	0.21%	160,478	96	0.06%
Investment securities:
U. S. government agency	13,033,449	315,862	2.42%	13,461,801	553,987	4.12%
FHLB of Atlanta and CBB Financial Corp. stock	2,320,287	8,305	0.36%	2,378,191	7,678	0.32%
Loans:
Commercial	28,168,323	1,612,031	5.72%	33,032,256	2,017,459	6.11%
Real estate	176,460,817	10,611,050	6.01%	170,371,008	10,845,710	6.37%
Consumer	6,168,924	401,426	6.51%	7,151,500	592,708	8.29%
Total loans	210,798,064	12,624,507	5.99%	210,554,764	13,455,877	6.39%
Allowance for loan losses	3,148,200			2,287,849
Total loans, net of allowance	207,649,864	12,624,507	6.08%	208,266,915	13,455,877	6.46%
Total interest-earning assets	224,384,169	12,951,195	5.77%	230,034,155	14,027,338	6.10%
Noninterest-bearing cash	11,721,212			9,760,027
Premises and equipment	6,493,792			6,537,536
Other assets	6,296,970			5,770,923
Total assets	$248,896,143			$252,102,641
Liabilities and Stockholders’ Equity
Interest-bearing deposits
Savings and NOW deposits	$45,714,413	82,960	0.18%	$42,866,972	86,501	0.20%
Money market	11,127,627	42,807	0.38%	10,727,609	62,839	0.59%
Other time deposits	97,006,196	2,795,184	2.88%	88,579,998	2,925,853	3.30%
Total interest-bearing deposits	153,848,236	2,920,951	1.90%	142,174,579	3,075,193	2.16%
Borrowed funds	27,902,456	855,923	3.07%	45,084,559	1,532,291	3.40%
Total interest-bearing liabilities	181,750,692	3,776,874	2.08%	187,259,138	4,607,484	2.46%
Noninterest-bearing deposits	36,043,099			33,555,278
	217,793,791			220,814,416
Other liabilities	2,505,653			2,679,597
Stockholders’ equity	28,596,699			28,608,628
Total liabilities and Stockholders’ equity	$248,896,143			$252,102,641
Net interest spread			3.69%			3.64%
Net interest income		$9,174,321			$9,419,854
Net margin on interest-earning assets			4.09%			4.09%

Interest on tax-exempt loans and investments are reported on a fully taxable equivalent basis (a non GAAP financial measure).

Analysis of Changes in Net Interest Income

	Year ended December 31,			Year ended December 31,
	2010 compared with 2009			2009 compared with 2008
	variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume
Earning assets
Federal funds sold	$(7,267)	$728	$(7,995)	$(82,797)	$(110,524)	$27,727
Interest-bearing deposits	(8)	102	(110)	(15,223)	(8,682)	(6,541)
Investment securities:
U. S. government agency	(238,125)	(221,018)	(17,107)	(240,108)	(102,891)	(137,217)
FHLB & CBB Financial Corp. stock	627	818	(191)	(141,882)	(128,319)	(13,563)
Loans:
Commercial	(405,428)	(121,467)	(283,961)	(715,409)	(232,006)	(483,403)
Mortgage	(234,660)	(613,911)	379,251	(676,335)	(527,240)	(149,095)
Consumer	(191,282)	(116,672)	(74,610)	224,106	482	223,624
Total interest revenue	(1,076,143)	(1,071,418)	(4,725)	(1,647,648)	(1,109,180)	(538,468)

Interest-bearing liabilities
Savings and NOW deposits	(3,541)	(9,057)	5,516	(12,190)	(30,788)	18,598
Money market and supernow	(20,032)	(22,296)	2,264	(99,918)	(49,255)	(50,663)
Other time deposits	(130,669)	(393,822)	263,153	(300,634)	(604,728)	304,094
Other borrowed funds	(676,368)	(137,713)	(538,655)	(871,804)	(413,517)	(458,287)
Total interest expense	(830,610)	(562,888)	(267,722)	(1,284,546)	(1,098,288)	(186,258)

Net interest income	$(245,533)	$(508,531)	$262,998	$(363,102)	$(10,892)	$(352,210)

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).
The variance that is due both to rate and volume is divided proportionally between the rate and volume variance.

Noninterest Revenue

Noninterest revenue for the 12 months ended December 31, 2010 was $2,305,062, compared to $2,628,640 for same period in 2009.  This decrease resulted from a $163,104 decrease in the Insurance Subsidiary’s insurance commissions and a $94,251 decrease in service charges on deposit accounts when compared to 2009.  Additionally, there was a net loss of $53,315 on the sale of foreclosed real estate, compared to a net gain of $29,365 in 2009.

The following table presents the principal components of noninterest revenue for the years ended December 31, 2010 and 2009:
Noninterest Revenue

	2010	2009
Service charges on deposit accounts	$856,871	$951,122
Insurance commissions	1,182,957	1,346,061
Gain (Loss) on sale of foreclosed real estate	(53,515)	29,365
Other noninterest revenue	318,749	302,092
Total noninterest revenue	$2,305,062	$2,628,640

Noninterest revenue as a percentage of total revenue	22.58%	17.75%

Noninterest Expense

Noninterest expense for the 12-month period ended December 31, 2010 decreased by $60,119, or 0.83%, to $7,173,650, from $7,233,769 in 2009.  This decrease was attributed to the increases in the Bank’s foreclosed real estate expense of $46,643, or 52.68%, data processing and correspondent bank costs of $133,585, or 24.37%, and Occupancy expense of $66,246, or $14.76%, offset by decreases of $302,647, or 7.11%, to compensation and related expenses and $84,605, or $20.29%, in regulatory assessments.

The following table presents the principal components of noninterest expense for the years ended December 31, 2010 and 2009:

Noninterest Expense
	2010	2009
Compensation and related expenses	$3,952,737	$4,255,384
Occupancy expense	515,091	448,845
Furniture and equipment expense	345,097	345,992
Data processing and correspondent bank costs	681,718	548,133
Director fees	146,348	149,181
Postage	110,799	92,573
Office supplies	96,054	122,920
Professional fees	130,933	122,684
Printing and stationery	14,905	17,044
Public relations and contributions	68,188	48,398
Telephone	43,747	41,889
Regulatory assessments	332,308	416,913
Loan products	13,825	14,637
Foreclosed real estate expense	135,192	88,549
Advertising	59,532	60,464
Insurance	37,687	27,001
Other	489,489	433,162

Total noninterest expense	$7,173,650	$7,233,769
Noninterest expense as a percentage of total expense	21.56%	18.44%

Income Taxes

The Company’s effective income tax rate was 49.6% in 2010 and 36.30% in 2009.

Results for the Fourth Quarter of 2010

During the fourth quarter of 2010, we recorded a net loss of $994,960, compared to net income of $395,063 for the corresponding period in 2009.  Correspondingly, we recorded a net loss per share of $1.28 for the fourth quarter of 2010, compared to net income per share of $0.50 for the corresponding period in 2009.  This loss is the direct result of a $2,370,000 increase in the Bank’s reserve for loan losses.  The increase to the reserve relates to a large commercial loan and was taken when the borrower notified management that, due to the impact of the on-going recession, he will not be able to meet his future obligations to the Bank as they come due.  Currently, this borrower’s obligations are current but he cannot assure management that he will continue to make payments.

Excluding the provisions for loan losses, the Company would have recorded net interest income of $2,366,814 for the fourth quarter of 2010, which represents a $106,519 increase over the $2,260,295 recorded for the three months ended December 31, 2009.  The increase was due primarily to loan revenues and borrowed funds interest expense reducing in direct correlation to the reduction in loan and borrowed funds account balances.  Deposit balances decreased during this period and interest expense decreased as the direct result of lower interest rates for the period and the repricing of matured time deposits at lower rates.  Comparing the fourth quarter of 2010 to the fourth quarter of 2009, interest revenue decreased $63,846 and interest expense decreased $170,365, with $124,019 of this decrease resulting from borrowed funds interest expense decreasing.  The provision for loan losses for the fourth quarter of 2010 increased by $2,370,000 to $2,925,000 when compared to the fourth quarter of 2009.

Noninterest income for the fourth quarter of 2010 decreased $71,073 when compared to the same period of 2009 to $467,169.  This decrease was due primarily to a decrease in other income of $41,756, in insurance commissions of $13,047 and service charges of $16,270 for the fourth quarter of 2010 when compared to the fourth quarter of 2009.

Total noninterest expense decreased $76,431 to $1,579,080 for the quarter ended December 31, 2010, from $1,655,511 for the corresponding quarter of 2009.  This decrease primarily resulted from a $64,485 decrease in our FDIC assessment, and a $25,016 decrease in office supplies.  The Company has reduced expenses under its control and constantly attempts to increase overall income.

FINANCIAL CONDITION

Assets

Total assets decreased 3.79% to $245,792,415 at December 31, 2010 when compared to assets at December 31, 2009.  Average total assets for 2010 were $248,896,143, a decrease of 1.27% from 2009.  The loan portfolio represented 92.54% of average earning assets in 2010, compared to 90.54% in 2009, and was the primary source of income for the Company.

Funding for loans is provided primarily by core deposits, fed funds, and FHLB borrowings.  Total deposits decreased 1.87% to $189,640,730 at December 31, 2010 when compared to 2009.

Composition of Loan Portfolio

Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.  Average loans, net of the allowance for loan losses, were $207,649,864 and $208,266,915 for 2010 and 2009, respectively, which constituted 92.54% and 90.54% of average interest-earning assets for the respective years.  At December 31, 2010, our loan to deposit ratio was 109.31%, compared to 105.51% at December 31, 2009, while the ratio of average loans to average deposits was 109.35% and 118.52% for 2010 and 2009, respectively.  The securities sold under agreements to repurchase function like deposits with the securities providing collateral in place of the FDIC insurance.  The Bank also borrows from correspondent banks and the FHLB to fund loans.  Our ratio of average loans to average deposits plus borrowed funds was 95.34% for the year ended December 31, 2010, compared to 94.32% for the year ended December 31, 2009.  We extend loans primarily to customers located in and near Kent County, Queen Anne’s County and Cecil County in Maryland.  There are no industry concentrations in our loan portfolio.  A substantial portion of our loans are, however, secured by real estate and, accordingly, the real estate market in the region will influence the performance of our loan portfolio.

The following table sets forth the composition of our loan portfolio at December 31, 2010 and 2009:

Composition of Loan Portfolio
	2010		2009
		Percent		Percent
	Amount	of total	Amount	of total
Commercial	$29,052,413	13.65%	$26,942,744	13.04%
Real estate – residential	75,206,074	35.33%	74,431,249	36.02%
Real estate - commercial	89,617,135	42.10%	86,004,530	41.62%
Construction	13,403,765	6.30%	12,670,414	6.13%
Consumer	5,588,830	2.62%	6,593,515	3.19%
Total loans	212,868,217	100.00%	206,642,452	100.00%
Deferred costs, net of deferred fees	84,448		102,590
Allowance for loan losses	(5,656,788)		(2,845,364)
Net loans	$207,295,877		$203,899,678

The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio at December 31, 2010:

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates
	December 31, 2010
	One year	Over one	Over five
	or less	through five years	years	Total

Commercial	$25,993,455	$2,223,768	$835,190	$29,052,413
Real estate – residential	42,233,470	32,972,604	-	75,206,074
Real estate - commercial	55,598,207	34,018,928	-	89,617,135
Construction	10,493,297	2,910,468	-	13,403,765
Consumer	3,669,743	1,818,489	100,598	5,588,830
Total	$137,988,172	$73,944,257	$935,788	$212,868,217

Fixed interest rate	$92,716,451	$68,618,436	$324,653	$161,659,540
Variable interest rate	45,271,721	5,325,821	611,135	51,208,677
Total	$137,988,172	$73,944,257	$935,788	$212,868,217

At December 31, 2010, $51,208,677, or 24.06%, of the total loans were either variable-rate loans or loans written on demand.

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

Risk Elements of Loan Portfolio
	For the Years Ended December 31,
	2010	2009

Non-Accrual Loans	$5,325,495	$2,384,186
Accruing Loans Past Due 90 Days or More	6,368,643	6,247,775

The following table, “Allocation of Allowance for Loan Losses”, shows the specific allowance applied by loan type and also the general allowance included in the allowance for loan losses at December 31, 2010 and 2009:

Allocation of Allowance for Loan Losses
	2010	2009

Commercial	$676,113	$728,049
Real estate	4,713,849	1,730,883
Consumer	129,779	244,069
Unallocated	137,047	140,751
Total	$5,656,788	$2,845,364

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate.  The provision for loan losses was $4,910,000 in 2010, which represents an increase of $3,184,000 over the $1,726,000 that was funded in 2009.  We added to our reserves in anticipation of potential losses in connection with the higher than normal balances of nonaccrual loans and loans accruing 90 days or more past due.  The following table shows information about the allowance for loan losses for each of the last two years:

Allowance for Loan Losses
	2010	2009
Balance at beginning of year	$2,845,364	$2,001,739
Loan losses:
Commercial	166,779	290,126
Mortgages	1,846,683	490,049
Consumer	104,791	157,367
Total loan losses	2,118,253	937,542
Recoveries on loans previously charged off
Commercial	2,660	47,501
Mortgages	374	3,207
Consumer	16,643	4,459
Total loan recoveries	19,677	55,167
Net loan losses	2,098,576	882,375
Provision for loan losses charged to expense	4,910,000	1,726,000
Balance at end of year	$5,656,788	$2,845,364

Allowance for loan losses to loans outstanding at end of year	2.66%	1.38%

Net charge-offs to average loans	1.00%	0.42%

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

We had nonperforming loans of $11,694,138 and $8,631,961 at December 31, 2010 and 2009, respectively. Management considers the nonaccrual loans as of December 31, 2010 to be nonperforming loans. We had $1,201,600 and $1,335,000 in foreclosed other real estate at December 31, 2010 and 2009, respectively. Foreclosed other real estate is considered part of non-performing assets.

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

The following table sets forth the maturities and weighted average yields of the investment portfolio as of December 31, 2010.

	3 Months or Less		Over 3 Months to 1 Year		1 – 5 Years		5-10 Years		Over 10 Years
	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield	Carrying Amount	Average Yield
Held to Maturity:
U.S. government agencies	$2,001,344	3.40%	$1,503,934	3.42%	-	-	-	-	-	-
Mortgage backed securities	-	-	-	-	-	-	5,255	1.94%	-	-

Total Held to Maturity	$2,001,344	3.40%	$1,503,934	3.42%	$-	-	5,255	1.94%	-	-
Available for Sale:
U.S. government agencies	$3,001,300	0.54%	$3,017,460	0.97%	$2,017,020	0.54%	-	-	-	-

Total Available for Sale	$3,001,300	0.54%	$3,017,460	0.97%	$2,017,020	0.54%	-	-	-	-

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. The funds invested in federal funds sold also provide liquidity, as do lines of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The aggregate amount available from correspondent banks under all lines of credit at December 31, 2010 was $19,150,000. Additionally, the Bank has a partially funded line of credit from the FHLB of Atlanta. This line is secured by the Bank’s residential mortgage loan portfolio.

Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities available for sale) are 10.38% of average deposits for 2010, compared to 10.91% for 2009.

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

The primary objective of asset/liability management is to ensure the steady growth of net interest income.  To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals.  Interest rate sensitivity may be controlled on either side of the balance sheet.  On the asset side, management can exercise some control on maturities.  Also, loans may be structured with rate floors and ceilings on variable rate notes and by providing for repricing opportunities on fixed rate notes.  Our available for sale investment portfolio, including federal funds sold, provides the most flexible and fastest control over rate sensitivity since it can generally be restructured more quickly than the loan portfolio.  On the liability side, deposit products can be restructured so as to offer incentives to attain the maturity distribution desired.  Competitive factors sometimes make control over deposits more difficult and less effective.

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

The interest rate sensitivity position at December 31, 2010 is presented in the table “Interest Sensitivity Analysis”.  The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table.  We were asset-sensitive for the under one-year time horizons and liability-sensitive for time frames after one year.  For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline.  Because all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis
	December 31, 2010
	Within	After three	After one
	three	but within	but within	After
	months	12 months	five years	five years	Total
Assets
Earning assets
Interest-bearing deposits	$42,530	$-	$-	$-	$42,530
Federal funds sold	1,016,000	-	-	-	1,016,000
Investment securities
Available for sale	3,001,300	3,017,460	2,017,020	-	8,035,780
Held to maturity	2,001,344	1,503,934	-	5,255	3,510,533
Restricted stock	-	-	-	2,151,600	2,151,600
Loans	41,653,284	96,362,940	74,464,702	387,291	212,868,217
Total earning assets	$47,714,458	$100,884,334	$76,481,722	$2,544,146	$227,624,660
Liabilities
Interest-bearing liabilities
Money market and Supernow	$10,778,134	$-	$-	$-	$10,778,134
Savings and NOW deposits	45,538,267	-	-	-	45,538,267
Certificates $100,000 and over	2,304,919	5,310,472	26,903,472	398,354	34,917,217
Certificates under $100,000	5,838,675	11,272,749	45,884,914	191,021	63,187,359
Securities sold under repurchase agreements & federal funds purchased	1,751,428	602,893	400,000	-	2,754,321
Notes payable	14,000,000	2,000,000	8,000,000	-	24,000,000
Total interest-bearing liabilities	$80,211,423	$19,186,114	$81,188,386	$589,375	$181,175,298

Period gap	$(32,496,965)	$81,698,220	$(4,706,664)	$1,954,771	$46,449,362
Cumulative gap	(32,496,965)	49,201,255	44,494,591	46,449,362	46,449,362
Ratio of cumulative gap to total earning assets	(14.28)%	21.62%	19.55%	20.41%	20.41%

From time to time, we may also employ other methods to assess our interest rate sensitivity, such as simulation models to quantify the effect a hypothetical immediate upward or downward change in rates would have on net interest income and the fair value of capital.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities decreased $5,508,446, or 2.94%, to $181,750,692 in 2010, from $187,259,138 in 2009.  Average interest-bearing deposits increased $11,673,657, or 8.21%, to $153,848,236 in 2010 from $142,174,579 in 2009.  Correspondingly, average demand deposits increased $2,487,821, or 7.41%, to $36,043,099 in 2010 from $33,555,278 in 2009.

Total deposits at December 31, 2010 were $189,640,730, a decrease of 1.87% when compared to deposits of $193,250,908 at December 31, 2009.

The following table sets forth the Company’s deposits by category at December 31, 2010 and 2009:
.
	2010		2009
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$35,219,753	18.57%	$36,951,197	19.12%
Savings and NOW accounts	45,538,267	24.02%	51,133,862	26.46%
Money market accounts	10,778,134	5.68%	10,596,599	5.48%
Time deposits less than $100,000	63,187,359	33.32%	60,812,304	31.47%
Time deposits of $100,000 or more	34,917,217	18.41%	33,756,946	17.47%
Total deposits	$189,640,730	100.00%	$193,250,908	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets.  Our core deposits decreased $4,770,449 during 2010, primarily due to the effects of the on-going recession.  In the past, deposits, particularly core deposits, have been our primary source of funding and have enabled us to meet our short-term liquidity needs.  In recent years, we have borrowed from correspondent banks and the FHLB of Atlanta to meet liquidity needs.  The maturity distribution of our time deposits over $100,000 at December 31, 2010 is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 or More
	December 31, 2010
	Within three months	After three through six months	After six through 12 months	After 12 months	Total
Certificates of Deposit - $100,000 or more	$2,304,919	$1,792,246	$3,518,226	$27,301,826	$34,917,217

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

The average balance of borrowings decreased $17,182,103, or 38.11%, in 2010, compared to a decrease of $12,124,414, or 21.19%, in 2009.  The decrease in 2010 when compared to 2009 was due primarily to the fact that loan demand has reduced and we were able to reduce our lines of credit particularly at the FHLB of Atlanta during 2010.

Short-term Borrowings

The following table sets forth our position with respect to short-term borrowings for each of the last two years ended December 31:

	2010		2009
	Amount	Rate	Amount	Rate

At year end:
Repurchase Agreements	$2,754,321	0.38%	$2,917,339	0.36%

Average for the year:
Retail Repurchase Agreements	$2,324,268	1.76%	$8,918,437	0.78%
Federal Funds purchased	107	0.63%	20,918	0.80%

Maximum Month End Balance:
Retail Repurchase Agreements	$7,956,138		$12,929,966
Federal Funds purchased	27,000		-

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

The Bank has lines of credit of $13,650,000 in unsecured overnight federal funds and $5,500,000 in secured overnight federal funds with correspondent banks at December 31, 2010.

Capital

Under the capital adequacy guidelines of the FRB and the FDIC, the Company and the Bank are required to maintain minimum capital ratios.  These requirements are described above in Item 1 or Part I under “SUPERVISION AND REGULATION—Capital Requirements.”  At December 31, 2010 and 2009, the Company and the Bank were considered “well-capitalized.”  The table below compares the capital ratios of the Bank with the regulatory minimums.  The Company’s only assets in 2010 other than its equity interest in the Bank were its equity interest in the Insurance Subsidiary and a small amount of cash.  The value of the equity interest in the Insurance Subsidiary at December 31, 2010 did not cause the Company’s capital ratios as of December 31, 2010 to materially differ from the Bank’s ratios.

Analysis of Capital

		Actual Ratios	Actual Ratios
	Required	2010	2009
	Minimums	Bank	Bank
Total risk-based capital ratio	8.0%	14.3%	15.1%
Tier I risk-based capital ratio	4.0%	13.0%	13.9%
Tier I leverage ratio	4.0%	10.5%	11.0%

RECENT ACCOUNTING PRONOUNCEMENTS

Management has the responsibility for the selection and use of appropriate accounting policies.   The significant accounting policies used by the Company and the Bank are described in the notes to the consolidated financial statements.

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) adopted Accounting Standards Codification (“ASC”) as the officially recognized source of authoritative U.S. generally accepted accounting principles (“GAAP”) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), the Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies.

The following accounting guidance has been approved by the Financial Accounting Standards Board and would apply to the Company if the Company or Bank entered into an applicable activity. Some of these new pronouncements become effective in 2010.

Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2009-17, “Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how an entity determines when another entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain Investment Funds,” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (a) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (b) entities should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 15 – Fair Value of Financial Instruments.

ASU No. 2010-10, “Consolidations (Topic 810) - Amendments for Certain Investment Funds.” ASU 2010-10 defers the effective date of the amendments to the consolidation requirements made by ASU 2009-17 to a reporting entity’s interest in another entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial Services - Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, a reporting entity will not be required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in another entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is a reporting entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest. In addition, ASU 2010-10 also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The provisions of ASU 2010-10 became effective for the Company as of January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-11, “Derivatives and Hedging (Topic 815) - Scope Exception Related to Embedded Credit Derivatives.” ASU 2010-11 clarifies that the only form of an embedded credit derivative that is exempt from embedded derivative bifurcation requirements are those that relate to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. The provisions of ASU 2010-11 became effective for the Company on July 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

The accounting policies adopted by management are consistent with authoritative U.S. generally accepted accounting principles and are consistent with those followed by peer bank holding companies and banks.

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
Chestertown, Maryland

We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP

Baltimore, Maryland
March 24, 2011

PEOPLES BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2010	2009

ASSETS

Cash and due from banks	$10,378,485	$15,988,739
Federal funds sold	1,016,000	7,015,811
Cash and cash equivalents	11,394,485	23,004,550
Securities available for sale	8,035,780	3,027,700
Securities held to maturity (fair value of $3,554,315 and $10,312,156)	3,510,533	10,063,376
Federal Home Loan Bank and CBB Financial Corp. stock, at cost	2,151,600	2,401,200
Loans, less allowance for loan losses of $5,656,788 and $2,845,364	207,295,877	203,899,678
Premises and equipment	6,389,781	6,521,504
Goodwill and intangible assets	603,988	671,660
Accrued interest receivable	1,360,708	1,450,155
Deferred income taxes	2,367,847	1,277,611
Foreclosed real estate	1,201,600	1,335,000
Other assets	1,480,216	1,814,991
	$245,792,415	$255,467,425

	2010	2009

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest bearing checking	$35,219,753	$36,951,197
Savings and NOW	45,538,267	51,133,862
Money market	10,778,134	10,596,599
Other time	98,104,576	94,569,250
	189,640,730	193,250,908

Securities sold under repurchase agreements	2,754,321	2,917,339
Federal Home Loan Bank advances	24,000,000	28,000,000
Accrued interest payable	414,758	439,410
Other liabilities	1,590,442	1,970,020
	218,400,251	226,577,677
Stockholders’ equity
Common stock, par value $10 per share; authorized 1,000,000 shares; issued and outstanding 779,512 shares	7,795,120	7,795,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	17,088,742	18,865,399
Accumulated other comprehensive income
Unrealized gain on securities available for sale	11,474	3,587
Unfunded liability for defined benefit plan	(424,038)	(695,224)
	27,392,164	28,889,748
	$245,792,415	$255,467,425

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,
	2010	2009

Interest and dividend revenue
Loans, including fees	$12,505,705	$13,360,850
U.S. government agency securities	297,851	528,403
Federal funds sold	2,433	9,700
Other	7,937	7,415
Total interest and dividend revenue	12,813,926	13,906,368

Interest expense
Deposits	2,920,951	3,075,193
Borrowed funds	856,112	1,532,291
Total interest expense	3,777,063	4,607,484

Net interest income	9,036,863	9,298,884

Provision for loan losses	4,910,000	1,726,000
Net interest income after provision for loan losses	4,126,863	7,572,884
Noninterest revenue
Service charges on deposit accounts	856,871	951,122
Insurance commissions	1,182,957	1,346,061
Gain (loss) on sale of foreclosed real estate	(53,515)	29,365
Other noninterest revenue	318,749	302,092
Total noninterest revenue	2,305,062	2,628,640
Noninterest expense
Salaries	3,004,709	3,211,979
Employee benefits	948,028	1,043,405
Occupancy	515,091	448,845
Furniture and equipment	345,097	345,992
Other operating	2,360,725	2,183,548
Total noninterest expense	7,173,650	7,233,769

Income before income taxes	(741,725)	2,967,755

Income tax expense (benefit)	(368,190)	1,077,827

Net income (loss)	$(373,535)	$1,889,928

Earnings (loss) per common share - basic and diluted	$(0.48)	$2.42

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

					Accumulated
			Additional		other
	Common stock		paid-in	Retained	comprehensive	Comprehensive
	Shares	Par value	capital	earnings	income	income

Balance, December 31, 2008	779,512	$7,795,120	$2,920,866	$18,370,797	$(643,859)

Net income	-	-	-	1,889,928	-	$1,889,928
Change in underfunded status
of defined benefit plan net of
income taxes of $391	-	-	-	-	600	600
Unrealized loss on investment
securities available for sale net
of income taxes of $31,513	-	-	-	-	(48,378)	(48,378)
Comprehensive income						$1,842,150
Cash dividend, $1.79 per share	-	-	-	(1,395,326)	-

Balance, December 31, 2009	779,512	7,795,120	2,920,866	18,865,399	(691,637)

Net (loss)	-	-	-	(373,535)	-	$(373,535)
Change in underfunded status
of defined benefit plan net of
income taxes of $176,261	-	-	-	-	271,185	271,185
Unrealized gain on investment
securities available for sale net
of income taxes of $4,102	-	-	-	-	7,888	7,888
Comprehensive income						$(94,462)
Cash dividend, $1.80 per share	-	-	-	(1,403,122)	-

Balance, December 31, 2010	779,512	$7,795,120	$2,920,866	$17,088,742	$(412,564)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2010	2009

Cash flows from operating activities
Interest received	$12,949,311	$14,097,355
Fees and commissions received	2,358,577	2,599,275
Interest paid	(3,801,715)	(4,609,906)
Cash paid to suppliers and employees	(6,210,301)	(7,328,259)
Income taxes paid	(978,679)	(896,099)
	4,317,193	3,862,366
Cash flows from investing activities
Proceeds from maturities and calls of investment securities
Held to maturity	6,551,030	1,000,840
Available for sale	1,000,000	4,000,000
Purchase of investment securities
Held to maturity	-	(1,000,000)
Available for sale	(6,022,073)	(3,049,383)
Purchase of Federal Home Loan Bank stock	249,600	32,800
Purchase of CBB Financial Corp. stock	-	60,000
Loans made, net of principal collected	(8,722,941)	8,693,040
Purchase of premises, equipment, and software	(235,041)	(359,541)
Acquisition of Insurance Agency	-	(25,344)
Proceeds from sale of foreclosed real estate	428,485	371,364
	(6,750,940)	9,723,776
Cash flows from financing activities
Net increase (decrease) in
Time deposits	3,535,326	13,269,581
Other deposits	(7,145,504)	14,242,754
Securities sold under repurchase agreements and
federal funds purchased	(163,018)	(9,212,200)
Federal Home Loan Bank advances, net of repayments	(4,000,000)	(15,000,000)
Repayments of other borrowings	-	(173,216)
Dividends paid	(1,403,122)	(1,395,326)
	(9,176,318)	1,731,593

Net increase (decrease) in cash and cash equivalents	(11,610,065)	15,317,735

Cash and cash equivalents at beginning of year	23,004,550	7,686,815

Cash and cash equivalents at end of year	$11,394,485	$23,004,550

Non cash transactions
Transfer of foreclosed real estate	$398,600	$315,000

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	YEARS ENDED DECEMBER 31,
	2010	2009

Reconciliation of net income to net cash provided by operating activities
Net income (loss)	$(373,535)	$1,889,928

Adjustments to reconcile net income to net cash provided by
operating activities
Amortization of premiums and accretion of discounts	27,796	12,224
Provision for loan losses	4,910,000	1,726,000
Depreciation and software amortization	354,426	351,914
Amortization of intangible assets	67,672	66,616
Write-down of foreclosed real estate	50,000	45,000
Gain on sale of foreclosed real estate	53,515	(29,365)
Deferred income taxes	(1,185,153)	(388,710)
Decrease (increase) in
Accrued interest receivable	89,447	132,533
Prepaid income taxes	(161,716)	569,837
Other assets	508,829	(559,890)
Increase (decrease) in
Deferred origination fees and costs, net	18,142	46,231
Accrued interest payable	(24,652)	(2,422)
Other liabilities	(17,578)	2,470
	$4,317,193	$3,862,366

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

Principles of consolidation
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

Premises and equipment
Premises and equipment are recorded at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over estimated useful lives of three to ten years for furniture and equipment, ten to forty years for premises, and three years for software.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Summary of Significant Accounting Policies (Continued)

Foreclosed real estate
Real estate acquired through foreclosure is recorded at the lower of cost or fair value on the date acquired.  In general, cost equals the Company’s investment in the property at the time of foreclosure.  Losses incurred at the time of acquisition of the property are charged to the allowance for loan losses.  Subsequent reductions in the estimated value of the property are included in other operating expense.

Goodwill and intangible assets
The Company recorded goodwill of $273,000 and other intangible assets of approximately $550,000 as the result of the acquisition of the Insurance Subsidiary in 2007.

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

Per share data
Basic earnings(loss) per share is calculated by dividing net income(loss) available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents.  Diluted earnings(loss) per share is calculated by dividing net income(loss) by the weighted-average number of shares outstanding, adjusted for the dilutive effect of stock-based awards.  There is no dilutive effect on the loss per share during loss periods.  The weighted average number of shares outstanding were 779,512 for 2010 and 2009.  There were no dilutive common stock equivalents outstanding in 2010 or 2009.

Subsequent Events
The Company has evaluated events and transactions occurring subsequent to the balance sheet issuance date of December 31, 2010 through March 24, 2011 for items that should potentially be recognized or disclosed in these financial statements.  No significant subsequent events were identified that would affect the presentation of the financial statements.

2.         Cash and Due From Banks

The Bank normally carries balances with other banks that exceed the federally insured limit.  The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $1,338,038 for 2010 and $5,766,770 for 2009.

Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances.  The Bank’s normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.         Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	cost	gains	losses	value
Available for sale
U. S. government agency	$8,016,831	$18,949	$-	$8,035,780

Held to maturity
U. S. government agency	$3,505,278	$43,757	$-	$3,549,035
Mortgage-backed securities	5,255	25	-	5,280
	$3,510,533	$43,782	$-	$3,554,315

December 31, 2009
Available for sale
U. S. government agency	$3,020,741	$6,959	$-	$3,027,700

Held to maturity
U. S. government agency	$10,057,082	$248,790	$-	$10,305,872
Mortgage-backed securities	6,294	3	13	6,284
	$10,063,376	$248,793	$13	$10,312,156

Contractual maturities and the amount of pledged securities are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
December 31, 2010	cost	value	cost	value
Maturing
Within one year	$6,002,966	$6,018,760	$3,505,278	$3,549,035
Over one to five years	2,013,865	2,017,020	-	-
Mortgage-backed securities	-	-	5,255	5,280
	$8,016,831	$8,035,780	$3,510,533	$3,554,315

Pledged securities	$633,593	$637,127	$2,530,378	$2,562,778

December 31, 2009
Maturing
Within one year	$1,015,880	$1,017,300	$6,541,691	$6,663,095
Over one to five years	2,004,861	2,010,400	3,515,391	3,642,777
Mortgage-backed securities	-	-	6,294	6,284
	$3,020,741	$3,027,700	$10,063,376	$10,312,156

Pledged securities	$-	$-	$2,971,405	$3,068,439

Investments are pledged to secure the deposits of federal and local governments and as collateral for repurchase agreements.

As of December 31, 2010, there were no securities in an unrealized loss position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.         Loans and Allowance for Loan Losses

Major classifications of loans as of December 31, are as follows:
	2010	2009

Real estate
Residential	$75,206,074	$74,431,249
Commercial	89,617,135	86,004,530
Construction	13,403,765	12,670,414
Commercial	29,052,413	26,942,744
Consumer	5,588,830	6,593,515
	212,868,217	206,642,452
Deferred costs, net of deferred fees	84,448	102,590
Allowance for loan losses	(5,656,788)	(2,845,364)
	$207,295,877	$203,899,678

The rate repricing and maturity distribution of the loan portfolio is as follows:

Within ninety days	$41,653,284	$74,605,756
Over ninety days to one year	96,362,940	56,604,647
Over one year to five years	74,464,702	74,652,660
Over five years	387,291	779,389
	$212,868,217	$206,642,452

Variable rate loans included in above	$51,208,677	$61,280,747

A table of the recorded investment in loans that were impaired and risk rated at December 31, 2010 follows:

Impaired and Risk Rated Loans at December 31, 2010

	Recorded	Unpaid	Investment for	Investment for
	Investment in	Principal	which there	which there
Description of Loans	Impaired Loans	Balance	is related ALLL	is no Related ALLL

Residential real estate	$2,172,811	$2,172,811	$1,092,458	$1,080,353
Commercial real estate	3,111,749	3,111,749	1,670,505	1,441,244
Other real estate	-	-	-	-
Construction and land development	5,795,448	5,795,448	5,169,481	625,967
Commercial loans	545,504	545,504	160,283	385,221
Consumer loans	-	-	-	-
Total impaired loans	$11,625,512	$11,625,512	$8,092,727	$3,532,785

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.        Loans and Allowance for Loan Losses (Continued)

The following table illustrates total impaired loans segmented by those with and without a related allowance as of December 31, 2010. Comparable information is not available for 2009.

Total Impaired Loans Segmented by With and Without a Related Allowance Recorded
December 31, 2010
	Recorded	Current		Interest
	Investment in	Loan	Related	Income	Average
Description of Loans	Impaired Loans	Balance	Allowance	Recognized	Balance

With Related Allowance recorded
Residential real estate	$1,092,458	$1,092,458	$217,644	$16,091	$1,109,176
Commercial real estate	1,670,505	1,670,505	535,044	72,645	1,589,338
Other real estate	-	-	-	-	-
Construction and land development	5,169,481	5,169,481	2,494,682	239,506	4,726,734
Commercial loans	160,283	160,283	46,126	1,511	138,065
Consumer loans	-	-	-	-	-
Total impaired loans	$8,092,727	$8,092,727	$3,293,496	$329,753	$7,563,313

With No Related Allowance recorded
Residential real estate	$1,080,353	$1,080,353	$-	$33,360	$1,105,548
Commercial real estate	1,441,244	1,441,244	-	24,395	2,032,234
Other real estate	-	-	-	-	-
Construction and land development	625,967	625,967	-	3,552	617,399
Commercial loans	385,221	385,221	-	-	385,221
Consumer loans	-	-	-	-	-
Total impaired loans	$3,532,785	$3,532,785	$-	$61,307	$4,140,402

TOTAL
Residential real estate	$2,172,811	$2,172,811	$217,644	$49,451	$2,214,724
Commercial real estate	3,111,749	3,111,749	535,044	97,040	3,621,572
Other real estate	-	-	-	-	-
Construction and land development	5,795,448	5,795,448	2,494,682	243,058	5,344,133
Commercial loans	545,504	545,504	46,126	1,511	523,286
Consumer loans	-	-	-	-	-
Total impaired loans	$11,625,512	$11,625,512	$3,293,496	$391,060	$11,703,715

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.         Loans and Allowance for Loan Losses (Continued)

Transactions in the allowance for loan losses were as follows:

	2010	2009

Beginning balance	$2,845,364	$2,001,739
Provision charged to operations	4,910,000	1,726,000
Recoveries	19,677	55,167
	7,775,041	3,782,906
Loans charged off	2,118,253	937,542
Ending balance	$5,656,788	$2,845,364

The following table represents the allowance for loan losses and loan balances that are individually evaluated for impairment and loan balances collectively evaluated for possible impairment.

Allowance for Loan Losses and Loan Balances that are Individually and Collectively Evaluated for Possible Impairment
December 31, 2009
					Construction
			Residential	Commercial	and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for loan losses
Beginning balance	$436,251	$319,710	$236,820	$473,639	$461,259	$-	$74,060	$-	$2,001,739
Charge-offs	-	(290,127)	(118,040)	(222,008)	(150,000)	-	(150,698)	(6,669)	(937,542)
Recoveries	-	47,501	3,207	-	-	-	2,498	1,961	55,167
Provision	(295,500)	650,965	798,145	391,799	(146,720)	2,782	319,277	5,252	1,726,000
Ending balance	$140,751	$728,049	$920,132	$643,430	$164,539	$2,782	$245,137	$544	$2,845,364

Ending balance allocated to:
Loans individually
evaluated for impairment	$-	$154,200	$478,826	$587,189	$55,246	$-	$1,612	$-	$1,277,073
Loans collectively
evaluated for impairment	140,751	573,849	441,306	56,241	109,293	2,782	243,525	544	1,568,291
	$140,751	$728,049	$920,132	$643,430	$164,539	$2,782	$245,137	$544	$2,845,364

Allowance for Loan Losses and Loan Balances that are Individually and Collectively Evaluated for Possible Impairment
December 31, 2010
					Construction
			Residential	Commercial	and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for loan losses
Beginning balance	$140,751	$728,049	$920,132	$643,430	$164,539	$2,782	$245,137	$544	$2,845,364
Charge-offs	-	(166,779)	(888,040)	(951,603)	(7,040)	-	(101,162)	(3,629)	(2,118,253)
Recoveries	-	2,660	374	-	-	-	15,113	1,530	19,677
Provision	(3,704)	112,183	774,262	1,433,024	2,622,649	(660)	(32,337)	4,583	4,910,000
Ending balance	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788

Ending balance allocated to:
Loans individually
evaluated for impairment	$-	$46,126	$217,644	$535,044	$2,494,664	$-	$-	$-	$3,293,478
Loans collectively
evaluated for impairment	137,047	629,987	589,084	589,807	285,484	2,122	126,751	3,028	2,363,310
	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.         Loans and Allowance for Loan Losses (Continued)

Credit Quality Indicators.  As part of the on-going monitoring of the quality of the Bank’s loan portfolio, management tracks certain credit quality indicators

The Bank does credit-score all loans.  Loans are risk rated on the scale below:

Grade 1 through 4 – These grades include “pass grade” loans to borrowers of acceptable credit quality and risk.

Grade 5 – This grade includes loans that are on Management’s “watch list” and is intended to be utilized on a temporary basis for pass grade borrowers where a significant risk-modifying action is anticipated in the near future.

Grade 6 – This grade is for “Other Assets Especially Mentioned” or “Special Mention” in accordance with regulatory guidelines.  This grade is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation.  This grade may include loans not fully secured where a specific valuation allowance may be necessary.

Grade 7 through 9 – This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which accrual of interest may have stopped.  This grade includes loans where loans are past due or not fully secured where a specific valuation allowance may be necessary.

The following table illustrates classified loans by class.  Classified loans included loans in Risk Grades 5,6, and 7 through 9.

December 31, 2010	Pass Watch	Special Mention	Substandard	Total

Commercial	$159,817	$39,722	$2,673,725	$2,873,264
Residential real estate	1,975,178	-	4,448,109	6,423,287
Commercial real estate	3,255,868	1,833,303	4,834,487	9,923,658
Construction and land development	301,009	-	10,012,172	10,313,181
Other real estate	-	-	43,646	43,646
Consumer	11,695	-	10,417	22,112
	$5,703,567	$1,873,025	$22,022,556	$29,599,148

December 31, 2009	Pass Watch	Special Mention	Substandard	Total

Commercial	$358	$146,734	$633,409	$780,501
Residential real estate	456,663	-	1,666,490	2,123,153
Commercial real estate	221,841	1,135,962	4,656,472	6,014,275
Construction and land development	-	97,969	248,007	345,976
Other real estate	-	-	-	-
Consumer	16,654	-	15,091	31,745
	$695,516	$1,380,665	$7,219,469	$9,295,650

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.        Loans and Allowance for Loan Losses (Continued)

The following table analyzes the age of past due loans for the years ended December 31, 2010 and 2009.

	30-59 Days	60-89 Days	Greater than	Total		Total	Loans 90 Days
December 31, 2010	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Residential real estate	$1,452,435	$1,258,246	$4,506,064	$7,216,745	$66,889,312	$75,206,074	$2,008,168
Commercial real estate	980,023	467,285	3,216,515	$4,663,823	61,220,621	65,357,188	2,120,564
Other real estate	-	-	1,130,824	$1,130,824	20,591,492	24,259,947	1,130,824
Construction and land development	-	-	2,180,150	$2,180,150	11,257,156	13,403,765	1,022,686
Commercial loans	54,262	28,545	594,022	$676,829	25,798,539	29,052,413	19,838
Consumer loans	122,969	25,878	66,563	$215,410	6,337,300	5,588,830	66,563
Total	$2,609,689	$1,779,954	$11,694,138	$16,083,781	$192,094,420	$212,868,217	$6,368,643

	30-59 Days	60-89 Days	Greater than	Total		Total	Loans 90 Days
December 31, 2009	Past Due	Past Due	90 Days	Past Due	Current	Loans	and Accruing

Residential real estate	$1,527,173	$2,220,446	$3,794,318	$7,541,937	$66,889,312	$74,431,249	$2,962,686
Commercial real estate	236,678	371,972	3,583,767	4,192,417	67,902,342	72,094,759	3,092,799
Other real estate	-	-	-	-	20,591,492	20,591,492	-
Construction and land development	312,251	525,000	576,007	1,413,258	4,575,434	5,988,692	-
Commercial loans	342,909	147,698	653,599	1,144,206	25,798,539	26,942,745	168,020
Consumer loans	209,214	22,730	24,271	256,215	6,337,300	6,593,515	24,271
Total	$2,628,225	$3,287,846	$8,631,962	$14,548,033	$192,094,419	$206,642,452	$6,247,776

Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at December 31, are as follows:

	2010	2009

Residential real estate	$2,497,896	$831,632
Commercial real estate	1,095,951	490,968
Other real estate	-	-
Construction and land development	1,157,464	576,007
Commercial loans	574,184	485,579
Consumer loans	-	-
Total	$5,325,495	$2,384,186

Interest not accrued on nonaccrual loans	$644,566	$289,779

As of December 31, 2010, the Bank had classified $5,076,619 of loans as troubled debt restructurings (“TDRs”).  Under a TDR, interest rates may be reduced to current market rates or principal reductions may be deferred for a set period of time.  For each of the current TDRs, the customer is expected to pay the full principal balance owed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.         Loans and Allowance for Loan Losses (Continued)

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, are as follows:

	2010	2009

Check loan lines of credit	$468,621	$502,887
Mortgage lines of credit	6,727,480	11,202,534
Other lines of credit	10,964,947	16,776,329
Undisbursed construction loan commitments	2,240,747	933,503
	$20,401,795	$29,415,253

Standby letters of credit	$3,016,824	$3,761,110

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

Loan commitments, lines of credit, and letters of credit are made on the same terms, including collateral, as outstanding loans. The Bank’s exposure to credit loss in the event of nonperformance by the borrower is represented by the contract amount of the commitment. Management is not aware of any fact that could cause the Bank to incur an accounting loss as a result of funding these commitments.

The Company lends to customers located primarily in and near Kent County, Queen Anne’s County, and Cecil County, Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.         Premises and Equipment

A summary of premises and equipment and related depreciation expense as of December 31, is as follows:

	2010	2009

Land	$2,432,279	$2,432,279
Premises	5,054,037	5,015,237
Furniture and equipment	3,067,445	2,901,349
	10,553,761	10,348,865
Accumulated depreciation	4,163,980	3,827,361
Net premises and equipment	$6,389,781	$6,521,504

Depreciation expense	$344,882	$339,779

Computer software included in other assets and the related amortization are as follows:

	2010	2009

Cost	$110,296	$88,412
Accumulated amortization	83,545	74,000
Net computer software	$26,751	$14,412

Amortization expense	$9,545	$3,715

6.         Other Time Deposits

Maturities of other time deposits as of December 31, are as follows:

	2010	2009

Within one year	$23,900,138	$19,339,251
Over one to two years	7,896,616	19,153,090
Over two to three years	23,404,265	7,506,085
Over three to four years	22,925,801	22,161,944
Over four to five years	19,388,381	26,161,222
Over five years	589,375	247,658
	$98,104,576	$94,569,250

Included in other time deposits are certificates of deposit in amounts of $100,000 or more of $34,917,217 and $33,756,946 as of December 31, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.         Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements represent borrowings from customers.  The government agency securities that are the collateral for these agreements are owned by the Bank and maintained in the custody of an unaffiliated bank.  Additional information is as follows:

	2010	2009

Maximum month-end amount outstanding	$7,956,138	$12,929,966
Average amount outstanding	2,324,268	8,918,437
Average rate paid during the year	1.76%	0.78%
Investment securities underlying agreements at year-end
Book value	2,354,950	2,461,938
Fair value	2,339,598	2,533,874

8.	Intangibles and Goodwill

The Company recorded a $550,000 intangible asset and $272,932 in goodwill in connection with the Insurance Subsidiary acquisition in 2007.  The intangible asset is fully amortizable straight-line over 10 years for financial statement purposes and 15 years for income tax purposes.  Goodwill is not amortized, but is annually evaluated for impairment.

In addition, the Insurance Subsidiary acquired a local insurance agency recording a $25,344 intangible asset fully amortizable over 2 years. No goodwill was recorded in connection with this transaction that occurred in 2009.

Information relating to goodwill and intangible assets at December 31, 2010 is as follows:

Balance
Goodwill	$272,932
Intangible assets	575,344
Accumulated amortization	(244,288)
Goodwill and intangible assets, net	$603,988

Amortization expense recognized in 2010	$67,672

Estimated amortization expense:
2011	$56,056
2012	55,000
2013	55,000
2014	55,000
2015	55,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.         Notes Payable and Lines of Credit

The Bank may borrow up to approximately 30% of total assets from the Federal Home Loan Bank (the “FHLB”) through any combination of notes or line of credit advances.  Both the notes payable and the line of credit are secured by a floating lien on all of the Bank’s real estate mortgage loans.  As of December 31, 2010, the Bank had $15,729,310 of mortgage loans available to pledge as collateral to the FHLB.  The Bank was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

The Bank’s borrowings from the Federal Home Loan Bank as of December 31, 2010 and 2009, are summarized as follows:

Maturity	Interest	2010	2009
date	rate	Balance	Balance

January 25, 2010	5.29%	$-	$2,000,000
March 22, 2010	4.04%	-	2,000,000
April 2, 2010	5.02%	-	2,000,000
June 22, 2010	5.59%	-	1,000,000
June 27, 2010	1.56%	-	1,000,000
September 17, 2010	1.72%	-	1,000,000
March 17, 2011	2.12%	1,000,000	1,000,000
March 28, 2011	2.00%	1,000,000	1,000,000
July 22, 2011	1.48%	1,000,000	1,000,000
October 11, 2011	1.32%	1,000,000	1,000,000
March 9, 2012	4.29%	-	2,000,000
March 27, 2012	2.43%	1,000,000	1,000,000
April 2, 2012	1.26%	1,000,000	-
June 9, 2012	2.19%	1,000,000	1,000,000
October 9, 2012	1.94%	1,000,000	1,000,000
October 22, 2012	1.53%	1,000,000	-
April 2, 2013	1.93%	1,000,000	-
April 22, 2013	1.85%	1,000,000	-
June 24, 2013	1.60%	1,000,000	-
October 27, 2014	2.55%	2,000,000
January 26, 2017	4.36%	5,000,000	5,000,000
August 2, 2017	4.34%	5,000,000	5,000,000
		$24,000,000	$28,000,000

The outstanding advances require interest payments monthly or quarterly with principal due at maturity.

In addition to the line from the FHLB, the Bank has lines of credit of $13,650,000 in unsecured overnight federal funds and $5,500,000 in secured overnight federal funds at December 31, 2010.  As of December 31, 2010, the Bank had not borrowed under these federal funds lines of credit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.       Income Taxes

The components of income tax expense (benefit) are as follows:
	2010	2009
Current
Federal	$671,320	$1,200,370
State	145,643	266,167
	816,963	1,466,537
Deferred	(1,185,153)	(388,710)
	$(368,190)	$1,077,827

The components of the deferred income tax expense (benefit) are as follows:

Provision for loan losses and bad debts	$(983,487)	$(292,569)
Prepaid pension costs	(24,954)	(8,257)
Depreciation and amortization	(4,417)	(6,349)
Discount accretion	(21,835)	(17,552)
Nonaccrual interest	(142,741)	(23,757)
Deferred compensation	(7,072)	(6,990)
Write-down of foreclosed real estate	(647)	(33,236)
	$(1,185,153)	$(388,710)

The components of the net deferred income tax asset are as follows:

Deferred income tax assets
Allowance for loan losses and bad debt reserve	$1,937,899	$914,469
Deferred compensation	193,907	186,835
Pension liability	142,891	252,798
Nonaccrual interest	254,249	111,507
Foreclosed real estate valuation allowance	43,744	43,097
	2,572,690	1,508,706
Deferred income tax liabilities
Depreciation and amortization	193,925	198,397
Discount accretion	3,443	29,326
Unrealized gain on investment securities available for sale	7,475	3,372
	204,843	231,095
Net deferred income tax asset	$2,367,847	$1,277,611

A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:

Tax at statutory federal income tax rate	34.0%	34.0%
Tax effect of
Tax-exempt income	9.0	(1.6)
State income taxes, net of federal benefit	4.1	4.1
Other, net	2.5	(0.2)
	49.6%	36.3%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.       Profit Sharing Plan

The Company has a profit sharing plan qualifying under section 401(k) of the Internal Revenue Code that covers all of the Company’s employees with one year of service who have attained age 21.  The Company matches 15% of employee contributions to the Plan, up to a maximum of 2% of pay.  The Company may make discretionary contributions to the Plan in amounts approved by its Board of Directors.  Plan expenses, included in employee benefits expense for 2010 and 2009, were $9,422 and $8,337, respectively.

12.       Pension

The Bank has a defined benefit pension plan covering substantially all of the employees of the Bank.  Benefits are based on years of service and the employee’s highest average rate of earnings for five consecutive years during the final ten full years before retirement.  The Bank’s funding policy is to contribute annually the maximum amount that can be deducted for income tax purposes, determined using the projected unit credit cost method.

The following table sets forth the financial status of the plan at December 31:

	2010	2009
Change in plan assets
Fair value of plan assets at beginning of year	$2,618,274	$2,567,432
Actual return on plan assets	86,123	85,787
Employer contribution	136,351	136,351
Benefits paid	(213,220)	(171,296)
Fair value of plan assets at end of year	2,627,528	2,618,274

Change in benefit obligation
Projected benefit obligation at beginning of year	3,364,118	3,187,386
Service cost	100,334	171,013
Interest cost	205,566	193,859
Benefits paid	(213,220)	(171,296)
Actuarial loss (gain)	(467,609)	(16,844)
Projected benefit obligation at end of year	2,989,189	3,364,118

Funded status	(361,661)	(745,844)
Unamortized prior service cost	(1,382)	(2,759)
Unrecognized net loss	702,180	1,150,845
Prepaid pension expense included in other assets	$339,137	$402,242

Accumulated benefit obligation	$2,036,621	$2,571,973

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.       Pension (Continued)

Net pension expense includes the following components:

	2010	2009

Service cost	$100,334	$171,013
Interest cost	205,566	193,859
Expected return on assets	(150,155)	(146,622)
Amortization of prior service cost	(1,377)	(1,377)
Amortization of loss	45,246	46,360
Net pension expense	$199,614	$263,233

Assumptions used in the accounting for net pension expense were:

Discount rates	6.25%	6.25%
Rate of increase in compensation level	5.00%	5.00%
Long-term rate of return on assets	5.75%	5.75%

The Bank intends to contribute approximately $125,000 to the Plan in 2011.

Projected benefits expected to be paid from the Plan are as follows:

Year	Amount

2011	$42,000
2012	$46,000
2013	$103,000
1014	$103,000
2015	$110,000
2016-2020	$786,000

The long-term rate of return on assets assumption considers the current earnings on assets of the Plan as well as the effects of asset diversification.  The Plan’s investment strategy is to earn a reasonable return while safeguarding the benefits promised to employees.  All assets of the Plan are invested in deposit accounts at the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.       Other Operating Expenses

Other operating expenses consist of the following:

	2010	2009

Data processing and correspondent fees	$681,718	$548,133
Directors' fees	146,348	149,181
Professional fees	130,933	122,684
Advertising	59,532	60,464
Postage	110,799	92,573
Public relations and contributions	68,188	48,398
Office supplies	96,054	122,920
Printing and stationery	14,905	17,044
Telephone	43,747	41,889
Regulatory assessments	332,308	416,913
Loan product costs	13,825	14,637
Forclosed real estate expense	135,192	88,549
Insurance	37,687	27,001
Other	489,489	433,162
	$2,360,725	$2,183,548

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

A summary of these loans is as follows:

	2010	2009

Beginning loan balances	$5,251,105	$6,665,231
Advances	4,115,395	3,527,233
Repayments	(4,275,123)	(4,868,368)
Change in related parties	(2,649)	(72,991)
Ending loan balances	$5,088,728	$5,251,105

In addition to the outstanding balances listed above, the officers and directors and their related interests have $3,168,081 in unused loans committed but not funded as of December 31, 2010.

A director is a partner in a law firm that provides services to the Company.  Payments of $ 20,047 and $11,000 were made to that firm during 2010 and 2009.

Deposits from senior officers and directors and their related interests were $2,752,485 as of December 31, 2010 and $2,434,699 as of December 31, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.       Capital Standards

The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations.  These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions.  The table below sets forth the capital ratios of the Bank as of December 31, 2010 and 2009.  Because Peoples Bancorp, Inc.’s only asset other than its equity interest in the Bank and the Insurance Subsidiary is a small amount of cash, its capital ratios do not differ materially from those of the Bank.

			Minimum		To be well
	Actual		capital adequacy		capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2010
Total capital (to risk-weighted assets)	$28,651	14.3%	$16,050	8.0%	$20,062	10.0%
Tier 1 capital (to risk-weighted assets)	$26,104	13.0%	$8,025	4.0%	$12,037	6.0%
Tier 1 capital (to average fourth quarter assets)	$26,104	10.5%	$9,934	4.0%	$12,418	5.0%

December 31, 2009
Total capital (to risk-weighted assets)	$30,361	15.1%	$16,051	8.0%	$20,063	10.0%
Tier 1 capital (to risk-weighted assets)	$27,849	13.9%	$8,025	4.0%	$12,038	6.0%
Tier 1 capital (to average fourth quarter assets)	$27,849	11.0%	$10,135	4.0%	$12,669	5.0%

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

16.	Foreclosed Real Estate

Activity in foreclosed real estate is as follows:

	2010	2009

Beginning of year balance	$1,335,000	$1,407,000
Additions	398,600	110,000
Write downs	(50,000)	(45,000)
Proceeds from sales	(428,485)	(166,365)
Gain (loss) on sales	(53,515)	29,365
End of year balance	$1,201,600	$1,335,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.       Fair Value Measures

The fair value of an asset or a liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability.  In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach.  Such valuation techniques are consistently applied.  Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability.   FASB ASC valuation techniques include the assumptions that market participants would use in pricing an asset or a liability.  FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows

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

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality and the issuer’s creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.  Although management believes the Company’s valuation methodologies are appropriate and consistent with those used by other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  Furthermore, the reported fair value amounts have not been comprehensively revalued since the presentation dates, and, therefore, estimates of fair value after the balance sheet date may differ significantly from the amounts presented herein.  Transfers between levels of the fair value hierarchy are recognized on the actual date of the event or circumstance that caused the transfer, which generally coincides with the Company’s monthly and quarterly valuation process.

The Company measures securities available for sale at fair value on a recurring basis.  The following table summarizes securities available for sale measured at fair value on a recurring basis as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

Available for Sale	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U. S. Government Agency Securities	$8,035,780	$8,035,780	$-	$-

The Company’s foreclosed real estate is measured at fair value on a nonrecurring basis, which means that the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of reduced property value).  Foreclosed real estate measured at fair value on a non-recurring basis during the twelve months ended December 31, 2010 and 2009 is reported at the fair value of the underlying collateral, assuming that the sale prices of the properties will be their current appraised values.  Appraised values are estimated using Level 2 inputs based on observable market data and current property tax assessments.  Foreclosed real estate measured at fair value on a nonrecurring basis during the twelve months ended December 31, 2010 is as follows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.       Fair Value Measures (Continued)

	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Foreclosed real estate	$1,201,600	$-	$1,201,600	$-

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or nonrecurring basis.

The Company does not measure the fair value of any of its other financial assets or liabilities on a recurring or nonrecurring basis.  The fair value of financial instruments equals the carrying value of the instruments except as noted.

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial assets
Cash and due from banks	$10,378,485	$10,378,485	$15,988,739	$15,988,739
Federal funds sold	1,016,000	1,016,000	7,015,811	7,015,811
Investment securities (total)	11,546,313	11,590,095	13,091,076	13,339,856
Federal Home Loan Bank and CBB
Financial Corp. stock	2,151,600	2,151,600	2,401,200	2,401,200
Loans, net	207,295,877	208,116,545	203,899,678	204,083,903
Accrued interest receivable	1,306,708	1,360,708	1,450,155	1,450,155

Financial liabilities
Noninterest-bearing deposits	$35,219,753	$35,219,753	$36,951,197	$36,951,197
Interest-bearing deposits	154,420,977	157,626,964	156,299,711	160,895,134
Short-term borrowings	2,754,321	2,754,321	2,917,339	2,917,339
Federal Home Loan
Bank advances	24,000,000	25,230,768	28,000,000	28,457,862
Accrued interest payable	414,758	414,758	439,410	439,410

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.       Parent Company Financial Information

The balance sheets, statements of income, and statements of cash flows for Peoples Bancorp, Inc. (Parent Only) follow:

	December 31,
Balance Sheets	2010	2009
Assets
Cash	$306,690	$307,239
Investment in bank subsidiary	25,690,671	27,157,172
Investment in insurance agency subsidiary	1,399,805	1,434,757
Income tax refund receivable	4,839	7,395
Total assets	$27,402,005	$28,906,563

Liabilities and Stockholders' Equity

Other liabilities	$9,841	$16,815
Stockholders' equity
Common stock	7,795,120	7,795,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	17,088,741	18,865,399
Accumulated other comprehensive income (loss)	(412,563)	(691,637)
Total stockholders' equity	27,392,164	28,889,748
Total liabilities and stockholders' equity	$27,402,005	$28,906,563

	Years Ended December 31,
Statements of Income	2010	2009

Interest revenue	$3,626	$5,482
Dividends from bank subsidiary	1,413,122	1,405,326
Equity in undistributed income of insurance agency subsidiary	165,047	233,490
Equity in undistributed income of bank subsidiary	(1,945,573)	265,468
	(363,778)	1,909,766
Expenses
Professional fees	8,000	21,750
Other	4,915	5,483
	12,915	27,233

Income before income taxes	(376,693)	1,882,533
Income tax expense (benefit)	(3,158)	(7,395)
Net income (loss)	$(373,535)	$1,889,928

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.       Parent Company Financial Information (Continued)

	Years Ended December 31,
Statements of Cash Flows	2010	2009

Cash flows from operating activities
Interest and dividends received	$1,416,748	$1,410,808
Income taxes refunded	5,714	5,979
Cash paid for operating expenses	(19,889)	(22,531)
	1,402,573	1,394,256

Cash flows from financing activities
Dividends paid	(1,403,122)	(1,395,326)

Net increase (decrease) in cash	1,402,573	1,394,256
Cash at beginning of year	307,239	308,309
Cash at end of year	$1,709,812	$1,702,565

Reconciliation of net income to net cash
provided by operating activities
Net income	$(373,535)	$1,889,928
Adjustments to reconcile net income to net cash
provided by operating activities
Undistributed net income of subsidiaries	1,780,526	(498,958)
Increase (decrease) in other liabilities	(6,974)	4,702
(Increase) decrease in income tax refund receivable	2,556	(1,416)
	$1,402,573	$1,394,256

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.      Quarterly Results of Operations (Unaudited)

	Three Months Ended
(in thousands)	December 31,	September 30,	June 30,	March 31,
except per share information
2010
Interest revenue	$3,279	$3,048	$3,157	$3,330
Interest expense	912	936	944	985
Net interest income	2,367	2,112	2,213	2,345
Provision for loan losses	2,925	485	1,025	475
Net income (loss)	(995)	288	(68)	401
Comprehensive income (loss)	(727)	292	(59)	400

Earnings (loss) per share	$(1.28)	$0.38	$(0.09)	$0.51

2009
Interest revenue	$3,342	$3,440	$3,527	$3,597
Interest expense	1,082	1,156	1,177	1,192
Net interest income	2,260	2,284	2,350	2,405
Provision for loan losses	555	316	425	430
Net income	395	470	382	643
Comprehensive income	393	462	368	619

Earnings per share	$0.50	$0.60	$0.49	$0.83

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

An evaluation of the effectiveness of these disclosure controls as of December 31, 2010 was carried out under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2010.  Management’s report on the Company’s internal control over financial reporting is included on the following page.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.  The Company is a “smaller reporting company” as defined by Exchange Act Rule 12b-2 and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

March 30, 2011

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

All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

Item 11.                  Executive Compensation.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

Item 12.                  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has not adopted any compensation plan or arrangement pursuant to which our executive officers may receive shares of the Company’s common stock.  All other information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

Item 13.                 Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

Item 14.                  Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Company’s definitive proxy statement to be filed in connection with the 2011 Annual Meeting of Stockholders.

PART IV

Item 15.                  Exhibits and Financial Statement Schedules.

(a)(1), (2) and (c). Financial statements and schedules:

Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets at December 31, 2010 and 2009	36
Consolidated Statements of Income for the years Ended December 31, 2010 and 2009	37
Consolidated Statements of Changes in Stockholders’ Equity for the years Ended December 31,
2010 and 2009	38
Consolidated Statements of Cash Flows for the years Ended December 31, 2010 and 2009	39
Notes to Consolidated Financial Statements for the years ended December 31, 2010 and 2009	41

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

PEOPLES BANCORP, INC.

Date: March 30, 2011	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President, CEO and CFO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 30, 2011	By:	/s/ E. Jean Anthony
E. Jean Anthony, Director

Date:	March 30, 2011	By:
Robert W. Clark, Jr., Director

Date:	March 30, 2011	By:	/s/Lamont e. Cooke
LaMonte E. Cooke, Director

Date:	March 30, 2011	By:	/s/ Gary B. Fellows
Gary B. Fellows, Director

Date:	March 30, 2011	By:	/s/ Herman E. Hill, Jr.
Herman E. Hill, Jr., Director

Date:	March 30, 2011	By:	/s/ Patricia Joan Ozman Horsey
Patricia Joan Ozman Horsey, Director

Date:	March 30, 2011	By:	/s/ P. Patrick McCleary
P. Patrick McCleary, Director

Date:	March 30, 2011	By:	/s/ Alexander P. Rasin, III
Alexander P. Rasin, III, Director

Date:	March 30, 2011	By:	/s/ Stefan R. Skipp
Stefan R. Skipp, Director

Date:	March 30, 2011	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson, President, CEO,
CFO and Director

Date:	March 30, 2011	By:	/s/ Elizabeth A. Strong
Elizabeth A. Strong, Director

Date:	March 30, 2011	By:	/s/ William G. Wheatley
William G. Wheatley, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)
21	Subsidiaries of the Company (filed herewith)
31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)