Form 10-Q
period 2011-03-31
PEOPLES BANCORP INC/MD
filed 2011-05-16
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended    March 31, 2011

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
Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 779,512 shares of common stock issued and outstanding as of May 1, 2011

PEOPLES BANCORP, INC.

FORM 10-Q
INDEX

		Page

Part I – Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets at March 31, 2011 (unaudited)
	and December 31, 2010	3

	Consolidated Statements of Income (unaudited) for the three months
	ended March 31, 2011 and 2010	4

	Consolidated Statements of Changes in Stockholders’ Equity (unaudited)
	for the three months ended March 31, 2011 and 2010	5

	Consolidated Statements of Cash Flows (unaudited) for the three months
	ended March 31, 2011 and 2010	6

	Notes to Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	31
Item 4.	Controls and Procedures	31

Part II – Other Information

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	(Removed and Reserved)	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

Signatures		32
Exhibit Index		33

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December, 31
	2011	2010
	(unaudited)
ASSETS
Cash and due from banks	$16,571,994	$10,378,485
Federal funds sold	1,016,000	1,016,000
Cash and cash equivalents	17,587,994	11,394,485
Securities available for sale	9,071,820	8,035,780
Securities held to maturity (approximate fair value of $1,527,317 and $3,554,315)	1,508,150	3,510,533
Federal Home Loan Bank & CBB Financial Corp. stock, at cost	2,151,600	2,151,600
Loans, less allowance for loan losses of $3,988,150 and $5,656,788	204,731,970	207,295,877
Premises and equipment	6,352,830	6,389,781
Goodwill and intangible assets	587,070	603,988
Accrued interest receivable	1,012,580	1,360,708
Deferred income taxes	2,369,494	2,367,847
Foreclosed real estate	1,370,000	1,201,600
Other assets	1,903,318	1,480,216
Total Assets	$248,646,826	$245,792,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Non-interest bearing	$38,556,516	$36,219,753
Interest-bearing	157,160,800	153,420,977
	195,717,316	189,640,730

Securities sold under repurchase agreements	2,179,654	2,754,321
Federal Home Loan Bank advances	22,000,000	24,000,000
Accrued interest payable	303,301	414,758
Other liabilities	1,526,031	1,590,442
	221,726,302	218,400,251
Stockholders’ equity
Common stock, par value $10 per share; authorized 1,000,000
shares; issued and outstanding 779,512 shares	7,795,120	7,795,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	16,619,629	17,088,742
	27,335,615	27,804,728
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available for sale securities	8,947	11,474
Unfunded liability of defined benefit plan	(424,038)	(424,038)
	26,920,524	27,392,164
Total Liabilities and Stockholders’ Equity	$248,646,826	$245,792,415

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	For the three months ended March 31,
	2011	2010
Interest and dividend revenue
Loans, including fees	$2,888,493	$3,219,351
U.S. government agency securities	41,713	108,470
Deposit in other banks	8	5
Federal funds sold	693	696
Equity securities	4,245	1,593
Total interest and dividend revenue	2,935,152	3,330,115

Interest expense
Deposits	672,450	739,813
Borrowed funds	181,131	245,149
Total interest expense	853,581	984,962

Net interest income	2,081,571	2,345,153

Provision for loan losses	1,500,000	475,000

Noninterest revenue
Service charges on deposit accounts	245,185	214,802
Insurance commissions	375,314	333,608
Gain (loss) on sale of foreclosed real estate	(17,352)	-
Other noninterest revenue	61,185	64,190
Total noninterest revenue	664,332	612,600

Noninterest expense
Salaries and employee benefits	1,024,359	1,065,009
Occupancy	120,798	127,715
Furniture and equipment	84,702	89,155
Other operating	576,031	572,673
Total noninterest expense	1,805,890	1,854,552

Income (loss) before income taxes	(559,987)	628,201

Income tax expense (benefit)	(262,367)	226,945

Net income (loss)	$(297,620)	$401,256

Earnings (loss) per common share - basic and diluted	$(0.38)	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

THREE MONTHS ENDED MARCH 31, 2011 and 2010

				Accumulated
		Additional		other
		paid-in	Retained	comprehensive	Comprehensive
	Par value	capital	earnings	income	income

Balance, December 31, 2009	$7,795,120	$2,920,866	$18,865,399	$(691,637)

Net income	-	-	401,256	-	$401,256
Unrealized loss on investment
securities available for sale net
of income taxes of $587	-	-	-	(902)	(902)
Comprehensive income					$400,354

Cash dividend, $.45 per share	-	-	(350,780)	-

Balance, March 31, 2010	$7,795,120	$2,920,866	$18,671,133	$(667,753)

Balance, December 31, 2010	$7,795,120	$2,920,866	$17,088,742	$(412,564)

Net income (loss)	-	-	(297,620)	-	$(297,620)
Unrealized loss on investment
securities available for sale net
of income taxes of $1,646	-	-	-	(2,527)	(2,527)
Comprehensive income (loss)					$(300,147)

Cash dividend, $.22 per share	-	-	(171,493)	-

Balance, March 31, 2011	$7,795,120	$2,920,866	$16,619,629	$(415,091)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the three months ended March 31,
	2011	2010

Interest received	$3,305,576	$3,548,116
Fees and commissions received	681,684	612,600
Cash paid to suppliers and employees	(2,191,494)	(1,546,735)
Interest paid	(965,038)	(1,088,969)
Taxes paid	262,367	(226,534)
	1,093,095	1,298,478
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(48,040)	(69,544)
Loans made, net of principal collected	703,240	(2,694,290)
Proceeds from sale of foreclosed real estate	164,248	-
Proceeds from maturities and calls of securities
Available for sale	3,000,000	-
Held to maturity	2,000,194	1,500,188
Purchase of securities available for sale	(4,049,654)	(4,003,873)
Purchase of securities held to maturity	-	-
Redemption of FHLB stock, net of purchases	-	-
	1,769,988	(5,267,519)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	736,878	1,041,256
Other deposits	5,339,708	(5,801,949)
Securities sold under repurchase agreements	(574,667)	(1,295,742)
Advances under (repayments of) notes payable, net	(2,000,000)	(2,000,000)
Repayments of other borrowings	-	-
Dividends paid	(171,493)	(350,780)
	3,330,426	(8,407,215)
NET INCREASE (DECREASE) IN CASH	6,193,509	(12,376,256)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	11,394,485	23,004,550
CASH AND EQUIVALENTS AT END OF PERIOD	$17,587,994	$10,628,294

NON CASH TRANSACTIONS
Transfer of foreclosed real estate	$350,000	$-

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued (unaudited)

	For the three months ended March 31,
	2011	2010

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED
FROM OPERATING ACTIVITIES
Net income	$(297,620)	$401,256
ADJUSTMENTS
Depreciation and amortization	80,281	83,791
Provision for loan losses	1,500,000	475,000
Deferred income taxes	-	411
Amortization of intangible assets	16,918	16,918
Security discount accretion, net of premium amortization	11,629	10,353
Gain of sale of foreclosed real estate	17,352	-
Decrease (increase) in
Accrued interest receivable	348,128	181,451
Income Tax refund receivable	-	-
Other assets	(418,392)	175,037
Increase (decrease) in
Deferred origination fees and costs, net	10,667	26,197
Accrued interest payable	(111,457)	(104,007)
Other Liabilities	(64,411)	32,071
	$1,093,095	$1,298,478

The accompanying notes are an integral part of these consolidated financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Agency”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011 or any other future interim period.  The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2010.  When used in these notes, the term “Company” refers to Peoples Bancorp, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

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

The Company evaluated subsequent events after the balance sheet date through May 14, 2011.  No significant subsequent events were identified which would affect the presentation of the financial information.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income (loss)

For the three months ended March 31, 2011, total comprehensive loss, net of taxes, was $300,147, compared to comprehensive income, net of taxes, of $400,354 for the same period of 2010.  Comprehensive income (loss) is the sum of net income (loss) and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Loans and Allowance for Loan Losses

Major classifications of loans as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31,2010

Real estate
Residential	$74,186,183	$75,206,074
Commercial	89,132,895	89,617,135
Construction	13,450,751	13,403,765
Commercial	26,690,460	29,052,413
Consumer	5,186,050	5,588,830
	208,646,339	212,868,217
Deferred costs, net of deferred fees	73,781	84,448
Allowance for loan losses	(3,988,150)	(5,656,788)
	$204,731,970	$207,295,877

The rate repricing and maturity distribution of the loan portfolio is as follows:

Within ninety days	$44,630,667	$41,653,284
Over ninety days to one year	85,806,933	96,362,940
Over one year to five years	77,460,282	74,464,702
Over five years	748,457	387,291
	$208,646,339	$212,868,217

Variable rate loans included in above	$48,939,041	$51,208,677

A table of the recorded investment in loans that were impaired and risk rated at March 31, 2011 follows:

Impaired and Risk Rated Loans at March 31, 2011

	Recorded	Unpaid	Investment for	Investment for
	Investment in	Principal	which there	which there
Description of Loans	Impaired Loans	Balance	is related ALLL	is no Related ALLL

Residential real estate	$2,571,014	$2,571,014	$1,605,699	$965,315
Commercial real estate	5,011,092	5,011,092	4,360,951	650,141
Other real estate	-	-	-	-
Construction and land development	4,537,599	4,537,599	3,911,632	625,967
Commercial loans	101,523	101,523	26,523	75,000
Consumer loans	-	-	-	-
Total impaired loans	$12,221,228	$12,221,228	$9,904,805	$2,316,423

The following tables illustrate total impaired loans segmented by those with and without a related allowance as of March 31, 2011 and December 31, 2010.  Comparable information is not available for March 31, 2010.

Total Impaired Loans Segmented by With and Without a Related Allowance Recorded
March 31, 2011
	Recorded	Current		Interest
	Investment in	Loan	Related	Income	Average
Description of Loans	Impaired Loans	Balance	Allowance	Recognized	Balance

With Related Allowance recorded
Residential real estate	$1,605,699	$1,605,699	$794,111	$367,514	$1,609,815
Commercial real estate	4,360,951	4,360,951	594,952	2,893,290	4,369,670
Other real estate	-	-	-	-	-
Construction and land development	3,966,355	3,966,355	546,957	832,566	4,169,626
Commercial loans	26,523	26,523	26,523	995	26,821
Consumer loans	-	-	-	-	-
Total impaired loans	$9,959,528	$9,959,528	$1,962,543	$4,094,365	$10,175,931

With No Related Allowance recorded
Residential real estate	$965,315	$965,315	$-	$316,575	$1,020,772
Commercial real estate	650,141	650,141	-	250,454	650,141
Other real estate	-	-	-	-	-
Construction and land development	625,967	625,967	-	191,308	625,968
Commercial loans	75,000	75,000	-	8,441	75,000
Consumer loans	-	-	-	-	-
Total impaired loans	$2,316,423	$2,316,423	$-	$766,778	$2,371,881

TOTAL
Residential real estate	$2,571,014	$2,571,014	$794,111	$684,089	$2,630,587
Commercial real estate	5,011,092	5,011,092	594,952	3,143,744	5,019,811
Other real estate	-	-	-	-	-
Construction and land development	4,592,322	4,592,322	546,957	1,023,873	4,795,593
Commercial loans	101,523	101,523	26,523	9,436	101,821
Consumer loans	-	-	-	-	-
Total impaired loans	$12,275,951	$12,275,951	$1,962,543	$4,861,142	$12,547,812

Total Impaired Loans Segmented by With and Without a Related Allowance Recorded
December 31, 2010
	Recorded	Current		Interest
	Investment in	Loan	Related	Income	Average
Description of Loans	Impaired Loans	Balance	Allowance	Recognized	Balance

With Related Allowance recorded
Residential real estate	$1,092,458	$1,092,458	$217,644	$16,091	$1,109,176
Commercial real estate	1,670,505	1,670,505	535,044	72,645	1,589,338
Other real estate	-	-	-	-	-
Construction and land development	5,169,481	5,169,481	2,494,682	239,506	4,726,734
Commercial loans	160,283	160,283	46,126	1,511	138,065
Consumer loans	-	-	-	-	-
Total impaired loans	$8,092,727	$8,092,727	$3,293,496	$329,753	$7,563,313

With No Related Allowance recorded
Residential real estate	$1,080,353	$1,080,353	$-	$33,360	$1,105,548
Commercial real estate	1,441,244	1,441,244	-	24,395	2,032,234
Other real estate	-	-	-	-	-
Construction and land development	625,967	625,967	-	3,552	617,399
Commercial loans	385,221	385,221	-	-	385,221
Consumer loans	-	-	-	-	-
Total impaired loans	$3,532,785	$3,532,785	$-	$61,307	$4,140,402

TOTAL
Residential real estate	$2,172,811	$2,172,811	$217,644	$49,451	$2,214,724
Commercial real estate	3,111,749	3,111,749	535,044	97,040	3,621,572
Other real estate	-	-	-	-	-
Construction and land development	5,795,448	5,795,448	2,494,682	243,058	5,344,133
Commercial loans	545,504	545,504	46,126	1,511	523,286
Consumer loans	-	-	-	-	-
Total impaired loans	$11,625,512	$11,625,512	$3,293,496	$391,060	$11,703,715

Transactions in the allowance for loan losses were as follows:

	March 31, 2011	December 31, 2010	March 31, 2010

Beginning balance	$5,656,788	$2,845,364	$2,845,364
Provision charged to operations	1,500,000	4,910,000	475,000
Recoveries	26,477	19,677	2,280
	7,183,265	7,775,041	3,322,644
Loans charged off	3,195,115	2,118,253	623,006
Ending balance	$3,988,150	$5,656,788	$2,699,638

The following table represents the allowance for loan losses and loan balances that are individually evaluated for impairment and loan balances collectively evaluated for possible impairment.

Allowance for Credit Losses and Loan Balances that are Individually and Collectively Evaluated for Possible Impairment
March 31, 2011
					Construction
			Residential	Commercial	and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for Credit Losses
Beginning Balance	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788
Charge-Offs	-	(491,329)	(366,626)	(185,626)	(2,141,948)	-	(8,904)	(682)	(3,195,115)
Recoveries	-	210	1,575	-	-	-	24,084	608	26,477
Provision	(134,645)	350,135	995,276	276,093	38,425	91	(36,053)	10,678	1,500,000
Ending Balance	$2,402	$535,129	$1,436,953	$1,215,318	$676,625	$2,213	$105,878	$13,632	$3,988,150

Ending Balance allocated to:
Loans individually
evaluated for impairment	$-	$26,523	$794,111	$594,952	$546,957	$-	$-	$-	$1,962,543
Loans collectively
evaluated for impairment	2,402	508,606	642,842	620,366	129,668	2,213	105,878	13,632	2,025,607
	$2,402	$535,129	$1,436,953	$1,215,318	$676,625	$2,213	$105,878	$13,632	$3,988,150

Allowance for Credit Losses and Loan Balances that are Individually and Collectively Evaluated for Possible Impairment
December 31, 2010
					Construction
			Residential	Commercial	and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for Credit Losses
Beginning Balance	$140,751	$728,049	$920,132	$643,430	$164,539	$2,782	$245,137	$544	$2,845,364
Charge-Offs	-	(166,779)	(888,040)	(951,603)	(7,040)	-	(101,162)	(3,629)	(2,118,253)
Recoveries	-	2,660	374	-	-	-	15,113	1,530	19,677
Provision	(3,704)	112,183	774,262	1,433,024	2,622,649	(660)	(32,337)	4,583	4,910,000
Ending Balance	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788

Ending Balance allocated to:
Loans individually
evaluated for impairment	$-	$46,126	$217,644	$535,044	$2,494,664	$-	$-	$-	$3,293,478
Loans collectively
evaluated for impairment	137,047	629,987	589,084	589,807	285,484	2,122	126,751	3,028	2,363,310
	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788

Allowance for Credit Losses and Loan Balances that are Individually and Collectively Evaluated for Possible Impairment
March 31, 2010
					Construction
			Residential	Commercial	and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for Credit Losses
Beginning Balance	$140,751	$728,049	$920,132	$643,430	$164,539	$2,782	$245,137	$544	$2,845,364
Charge-Offs	-	(29,442)	(489,267)	(92,457)	-	-	(10,531)	(1,309)	(623,006)
Recoveries	-	820	-	-	-	-	355	1,105	2,280
Provision	(138,362)	(12,150)	420,648	185,113	(3,986)	(1,125)	22,412	2,449	474,999
Ending Balance	$2,389	$687,277	$851,513	$736,086	$160,553	$1,657	$257,373	$2,789	$2,699,637

Ending Balance allocated to:
Loans individually
evaluated for impairment	$-	$164,257	$383,442	$672,576	$40,756	$-	$1,578	$-	$1,262,609
Loans collectively
evaluated for impairment	2,389	523,020	468,071	63,510	119,797	1,657	255,795	2,789	1,437,028
	$2,389	$687,277	$851,513	$736,086	$160,553	$1,657	$257,373	$2,789	$2,699,637

Credit Quality Indicators.  As part of the on-going monitoring of the quality of the Bank’s loan portfolio, management tracks certain credit quality indicators

The Bank does credit-score all loans.  Loans are risk rated on the scale below:

Grades 1 through 4 – These grades include “pass grade” loans to borrowers of acceptable credit quality and risk.

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

Grades 7 through 9 – These grades include “Substandard” loans, in accordance with regulatory guidelines, for which accrual of interest may have stopped. These grades include loans that are past due or not fully secured where a specific valuation allowance may be necessary.

The following table illustrates classified loans by class.  Classified loans include loans in Risk Grades 5, 6, and 7 through 9.

March 31, 2011	Pass Watch	Special Mention	Substandard	Total

Commercial	$218,242	$39,681	$1,847,224	$2,105,147
Residential real estate	2,225,967	-	4,509,823	6,735,790
Commercial real estate	592,398	1,828,743	7,225,936	9,647,077
Construction and land development	1,067,251	-	6,449,966	7,517,217
Other real estate	-	-	43,318	43,318
Consumer	11,569	-	37,390	48,959
	$4,115,427	$1,868,424	$20,113,657	$26,097,508

December 31, 2010	Pass Watch	Special Mention	Substandard	Total

Commercial	$159,817	$39,722	$2,673,725	$2,873,264
Residential real estate	1,975,178	-	4,448,109	6,423,287
Commercial real estate	3,255,868	1,833,303	4,834,487	9,923,658
Construction and land development	301,009	-	10,012,172	10,313,181
Other real estate	-	-	43,646	43,646
Consumer	11,695	-	10,417	22,112
	$5,703,567	$1,873,025	$22,022,556	$29,599,148

The following table analyzes the age of past due and nonaccruing loans for the years ended March 31, 2011 and 2010.

			Greater than
	30-59 Days	60-89 Days	90 Days or	Total		Total	Loans 90 Days
March 31, 2011	Past Due	Past Due	Nonaccruing	Past Due	Current	Loans	and Accruing

Residential real estate	$4,355,588	$897,789	$4,496,886	$9,750,263	$64,435,920	$74,186,183	$1,813,757
Commercial real estate	964,532	163,584	5,206,757	6,334,873	58,538,075	64,872,948	1,386,885
Other real estate	-	-	43,318	43,318	24,216,629	24,259,947	43,318
Construction and land development	465,120	240,609	4,100,296	4,806,025	8,644,726	13,450,751	1,022,686
Commercial loans	509,101	35,236	238,631	782,968	25,907,492	26,690,460	52,819
Consumer loans	133,511	38,325	43,233	215,069	4,970,981	5,186,050	5,843
Total	$6,427,852	$1,375,543	$14,129,121	$21,932,516	$186,713,823	$208,646,339	$4,325,308

			Greater than
	30-59 Days	60-89 Days	90 Days or	Total		Total	Loans 90 Days
December 31, 2010	Past Due	Past Due	Nonaccruing	Past Due	Current	Loans	and Accruing

Residential real estate	$1,452,435	$1,258,246	$4,506,064	$7,216,745	$67,989,329	$75,206,074	$2,008,168
Commercial real estate	980,023	467,285	3,216,515	4,663,823	60,693,365	65,357,188	2,120,564
Other real estate	-	-	1,130,824	1,130,824	23,129,123	24,259,947	1,130,824
Construction and land development	-	-	2,180,150	2,180,150	11,223,615	13,403,765	1,022,686
Commercial loans	54,262	28,545	594,022	676,829	28,375,584	29,052,413	19,838
Consumer loans	122,969	25,878	66,563	215,410	5,373,420	5,588,830	66,563
Total	$2,609,689	$1,779,954	$11,694,138	$16,083,781	$196,784,436	$212,868,217	$6,368,643

Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at March 31, 2011 and 2010, are as follows:

	March 31,	December 31,
	2011	2010

Residential real estate	$2,756,901	$2,497,896
Commercial real estate	3,819,872	1,095,951
Other real estate	-	-
Construction and land development	3,077,610	1,157,464
Commercial loans	185,813	574,184
Consumer loans	37,390	-
Total	$9,877,586	$5,325,495

Interest not accrued on nonaccrual loans	$591,191	$644,566

As of March 31, 2011, the Bank had classified $5,486,715 of loans as troubled debt restructurings (“TDRs”).  Under a TDR, interest rates may be reduced to current market rates or principal reductions may be deferred for a set period of time.  For each of the current TDRs, the customer is expected to pay the full principal balance owed.

5.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers.  Letters of credit commit the Bank to make payments on behalf of customers when certain specified future events occur.  These obligations are not recorded in the Company’s financial statements.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Bank’s normal credit policies.  The Bank’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral.  The table below represents unfunded obligations at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010

Check loan lines of credit	$487,622	$468,621
Mortgage lines of credit	7,455,389	6,727,480
Other lines of credit	12,412,420	10,964,947
Undisbursed construction loan commitments	1,916,574	2,240,747
	$22,272,005	$20,401,795

Standby letters of credit	$2,877,909	$3,016,824

6.	Earnings Per Share

Earnings (loss) per common share is derived by dividing net income (loss) available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 779,512 for the three-month periods ended March 31, 2011 and 2010.

7.	Pension

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

During the three months ended March 31, 2011 and 2010, the Bank recognized net periodic costs for this plan of $75,844 and $76,342, respectively.  The Bank contributed $34,088 and $67,571 respectively, to the plan during the first quarters of 2011 and 2010.

8.	Segment Reporting

The Company operates two primary businesses:  (i) Community Banking; and (ii) Insurance Products and Services. Through the Community Banking business, the Company provides services to consumers and small businesses on the upper Eastern Shore of Maryland through its seven branches. Community Banking activities include serving the deposit needs of small business and individual consumers by providing banking products and services to fit their needs. Loan products available to consumers include mortgage, home equity, automobile, marine, and installment loans and other secured and unsecured personal lines of credit. Small business lending includes commercial mortgages, real estate development loans, equipment and operating loans, as well as secured and unsecured lines of credit, accounts receivable financing arrangements, and merchant card services.

Through the Insurance Products and Services business, the Company provides a full range of insurance products and services to businesses and consumers in the Company’s market areas. Products include property and casualty, life, marine, individual health and long-term care insurance.

Selected financial information by line of business is included in the following table:

For the three months ended March 31, 2011	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$2,081,253	$318	$-	$2,081,571
Provision for loan losses	1,500,000	-	-	1,500,000
Net interest income after provision	581,253	318	-	581,571

Noninterest revenue	288,417	375,915	-	664,332
Noninterest expense	1,585,507	220,383	-	1,805,890
Income before income taxes	(715,837)	155,850	-	(559,987)
Income tax expense (benefit)	(323,842)	61,475	-	(262,367)
Net income	$(391,995)	$94,375	$-	$(297,620)

Average assets	$247,669,212	$1,718,752	$(756,434)	$248,631,530

For the three months ended March 31, 2010	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$2,344,762	$391	$-	$2,345,153
Provision for loan losses	475,000	-	-	475,000
Net interest income after provision	1,869,762	391	-	1,870,153

Noninterest revenue	278,364	334,236	-	612,600
Noninterest expense	1,652,554	201,998	-	1,854,552
Income before income taxes	495,572	132,629	-	628,201
Income tax expense	174,496	52,499	-	226,995
Net income	$321,076	$80,130	$-	$401,206

Average assets	$251,003,285	$1,780,331	$(3,093,976)	$249,689,640

9.	Fair Value

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

The Company measures securities available for sale at fair value on a recurring basis.  The following table summarizes securities available for sale measured at fair value on a recurring basis as of March 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

Available for Sale	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U. S. Government Agency Securities	$9,071,820	$9,071,820	$-	$-

The Company’s foreclosed real estate is measured at fair value on a nonrecurring basis, which means that the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of reduced property value).  Foreclosed real estate measured at fair value on a non-recurring basis during the three months ended March 31, 2011 is reported at the fair value of the underlying collateral, assuming that the sale prices of the properties will be their current appraised values.  Appraised values are estimated using Level 2 inputs based on observable market data and current property tax assessments.  Foreclosed real estate measured at fair value on a nonrecurring basis during the three months ended March 31, 2011 is as follows.

	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs

Foreclosed real estate	$1,370,000	$-	$1,370,000	$-

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

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial assets
Cash and due from banks	$16,571,994	$16,571,994	$10,378,485	$10,378,485
Federal funds sold	1,016,000	1,016,000	1,016,000	1,016,000
Investment securities (total)	10,579,970	10,599,137	11,546,313	11,590,095
Federal Home Loan Bank and CBB
Financial Corp. stock	2,151,600	2,151,600	2,151,600	2,151,600
Loans, net	204,731,970	205,542,013	207,295,877	208,116,545
Accrued interest receivable	1,012,580	1,012,580	1,306,708	1,360,708

Financial liabilities
Noninterest-bearing deposits	$38,556,516	$38,556,516	$35,219,753	$35,219,753
Interest-bearing deposits	157,160,800	160,656,581	154,420,977	157,626,964
Short-term borrowings	2,179,654	2,179,654	2,754,321	2,754,321
Federal Home Loan
Bank advances	22,000,000	23,329,464	24,000,000	25,230,768
Accrued interest payable	303,301	303,301	414,758	414,758

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

It is not practicable to estimate the fair value of outstanding loan commitments, unused lines of credit, and letters of credit.

10.        Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
	cost	gains	losses	value
March 31, 2011
Available for sale
U. S. government agency	$9,057,044	$16,075	$1,299	$9,071,820

Held to maturity
U. S. government agency	$1,503,092	$19,083	$-	$1,522,175
Mortgage-backed securities	5,058	84	6	5,136
	$1,508,150	$19,167	$6	$1,527,311

December 31, 2010
Available for sale
U. S. government agency	$8,016,831	$18,949	$-	$8,035,780

Held to maturity
U. S. government agency	$3,505,278	$43,757	$-	$3,549,035
Mortgage-backed securities	5,255	25	-	5,280
	$3,510,533	$43,782	$-	$3,554,315

Contractual maturities and the amount of pledged securities are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
March 31, 2011
Maturing
Within one year	$5,012,643	$5,025,240	$1,503,092	$1,522,175
Over one to five years	4,044,401	4,046,580	-	-
Mortgage-backed securities	-	-	5,058	5,136
	$9,057,044	$9,071,820	$1,508,150	$1,527,311

Pledged securities	$2,362,611	$2,367,625	$319,910	$321,994

December 31, 2010
Maturing
Within one year	$6,002,966	$6,018,760	$3,505,278	$3,549,035
Over one to five years	2,013,865	2,017,020	-	-
Mortgage-backed securities	-	-	5,255	5,280
	$8,016,831	$8,035,780	$3,510,533	$3,554,315

Pledged securities	$633,593	$637,127	$2,530,378	$2,562,778

Investments are pledged to secure the deposits of federal and local governments and as collateral for repurchase agreements.

11.         Recent Accounting Standards

Recent accounting pronouncements approved by FASB that apply to the Company are discussed below.  These pronouncements did not have, or, if not yet adopted, are not expected to have, a material impact on the financial statements of the Company.

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011.  ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below.

ASU No. 2010-28, “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011.

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  ASU 2011-02 clarifies which loan modifications constitute TDRs and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a TDR, both for purposes of recording an impairment loss and for disclosure of TDRs.  In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist:  (i) the restructuring constitutes a concession; and (ii) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.

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

The Bank was incorporated on April 13, 1910 and operates five branches located in Kent County, Maryland and two branches located in Queen Anne’s County, Maryland.  The Bank offers a variety of services to satisfy the needs of consumers and small- to medium-sized businesses and professional enterprises.  Most of the Bank’s deposit and loan customers are located in and derived from Kent County, northern Queen Anne’s County, and southern Cecil County, Maryland.  This primary service area is located between the Chesapeake Bay and the western border of Delaware.

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

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the interim Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2010.

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

RESULTS OF OPERATIONS

General

For the three-month period ended March 31, 2011, the Company reported a net loss of $297,620 or $(0.38) per share, compared to net income of $401,256 or $0.51 per share for the same period of 2010, which represents a decrease of $698,876 or 174.17%.  The Company’s change in earnings when comparing the first quarter of 2011 to the first quarter of 2010 was the direct result of a $1,025,000 increase in our provision for loan losses to $1,500,000 for the first quarter of 2011 from $475,000 for the first quarter of 2010.  The increased provision was due primarily to the determination during the first quarter of 2011 that the Company would realize additional losses related to a significant borrower.  The Insurance Agency’s year to date income increased $14,250 to $94,375 for the three-month period ended March 31, 2011, compared to $80,130 for the same time period in 2010.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

The key performance measure for net interest income is the “net margin on interest-earning assets”, or net interest income divided by average interest-earning assets.  The Company’s net interest margin for the three-month period ended March 31, 2011 was 3.90%, compared to 4.29% for the same period of 2010.  The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities.  The net margin may also be adversely impacted by a number of factors which cannot be predicted and are beyond our control.

Net interest income for the three-month period ended March 31, 2011 was $2,081,571, which represents a decrease of $263,572 or 11.24% over net interest income for the same period of 2010.  The primary contributor to this decrease was the reduction in interest-earning assets.

Interest revenue for the three months ended March 31, 2011 totaled $2,935,152, compared to $3,330,115 for the same period last year, representing a decrease of $394,963 or 11.86%.  We experienced a $330,858 decrease in interest earned on loans as a direct result of nonaccrual loan balances increasing when compared to the first three months of 2010.  Additionally, we realized a $66,757 decrease in income on U.S. Government Agency securities for the first three months of 2011 when compared to the same time period in 2010.  The decrease in U. S. Government securities income was the direct result of the average balance decreasing $3,449,537 over the same period in 2010.

Interest expense for the three-month period ended March 31, 2011 totaled $853,581, compared to $984,962 for the same period last year, representing an decrease of $131,381 or 13.34%.  Deposits were $195,717,316 at March 31, 2011, compared to $189,640,730 at December 31, 2010 and $188,490,215 at March of 2010.  The Company decreased its Federal Home Loan Bank (“FHLB”) borrowings during the first quarter of 2011 from $24,000,000 at December 31, 2010 to $22,000,000 at March 31, 2011.  FHLB borrowings at March 31, 2010 were $26,000,000.  As a result, interest expense on borrowed funds for the first quarter of 2011 dropped $64,018 when compared to the three months ended March 31, 2010.

A table of the Company’s average balances, interest and yields follows.

	For the Quarter Ended			For the Quarter Ended
	March 31, 2011			March 31, 2010
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$1,016,000	$693	0.28%	$2,323,879	$696	0.12%
Interest-bearing deposits	5,103	9	0.67%	49,293	5	0.04%
Investment securities:
U. S. government agency	11,218,568	44,114	1.59%	14,668,105	113,723	3.14%
FHLB of Atlanta &
CBB Financial Corp.. Stock	2,151,600	4,489	0.85%	2,401,200	1,670	0.28%
	13,370,168	48,603	1.47%	17,069,305	115,393	2.74%
Loans:
Demand and time	27,124,118	390,616	5.84%	26,380,179	385,582	5.93%
Mortgage	177,737,461	2,443,258	5.57%	175,474,292	2,751,427	6.36%
Installment	5,405,876	86,175	6.46%	6,524,397	110,197	6.85%
Total loans	210,267,455	2,920,049	5.63%	208,378,868	3,247,206	6.32%
Allowance for loan losses	4,828,491			2,895,878
Total loans, net of allowance	205,438,964	2,920,049	5.76%	205,482,990	3,247,206	6.41%
Total interest-earning assets	219,830,235	2,969,354	5.48%	224,925,467	3,363,300	6.06%
Non-interest-bearing cash	15,400,343			11,750,199
Premises and equipment	6,365,631			6,523,920
Other assets	7,035,321			6,490,054
Total assets	$248,631,530			$249,689,640
Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$46,626,954	$17,037	0.15%	$48,055,941	$22,668	0.19%
Money market and supernow	10,849,151	7,306	0.27%	11,106,248	13,354	0.49%
Other time deposits	98,610,504	648,107	2.67%	95,239,534	703,791	3.00%
Total interest-bearing deposits	156,086,609	672,450	1.75%	154,401,723	739,813	1.94%
Borrowed funds	25,897,427	181,131	2.84%	28,738,342	245,149	3.46%
Total interest-bearing liabilities	181,984,036	853,581	1.90%	183,140,065	984,962	2.18%
Noninterest-bearing deposits	37,316,794			35,216,655
	219,300,830			218,356,720
Other liabilities	1,993,817			2,493,075
Stockholders’ equity	27,336,883			28,839,845
Total liabilities and stockholders equity	$248,631,530			$249,689,640
Net interest spread			3.58%			3.88%
Net interest income		$2,324,672			$2,378,338
Net margin on interest-earning assets			3.90%			4.29%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Provision for Loan Losses

The provision for loan losses was $1,500,000 for the first three months of 2011, compared to $475,000 for the same period of 2010.  The increase in the provision was in response to the increase in net charge-offs and specific allocations for impaired loans.  Additional information regarding risk elements in the loan portfolio, the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses is discussed below in the section entitled “Loan Quality”.

Noninterest Revenue

Noninterest revenue for the three-month period ended March 31, 2011 totaled $664,332, which represents an increase of $51,732 or 8.44% over noninterest revenue for the same period of 2010.  This increase resulted primarily from the $41,706 or 12.50% increase in Insurance Agency contingency income earned during the first quarter of 2011, from $333,608 for the first quarter of 2010 to $375,314 for the first quarter of 2011.  Insurance Agency contingency income is based on sales of new policies to customers and claims against existing policies for the prior year.  In addition, we experienced an increase in service charges on deposit accounts of $30,383 or 14.14% during the first quarter of 2011 when compared to the same period of 2010.  These increases were offset by a net loss on the sale of foreclosed real estate of $17,352.

Noninterest Expense

The Company recorded noninterest expense of $1,805,890 for the three-month period ended March 31, 2011, compared to $1,854,552 for the same period in 2010, a decrease of $48,662 or 2.62%.  This decrease was mainly attributable to decreased salaries and employee benefits of $40,650.

Income Tax Expense

The Company’s effective tax benefit rate for the three-month period ended March 31, 2011 was 46.9%, compared to an effective tax rate of 36.1% for the same period of 2010.  The Company’s income tax benefit for the first quarter of 2011 was $262,367, compared to an income tax expense of $226,945 for the same period of 2010.  Decreases in income before income tax during the three-month period ended March 31, 2011 contributed to the decrease in income tax expense when compared to the same period last year.

FINANCIAL CONDITION

Overview

Total assets of the Company at March 31, 2011 were $248,646,826, compared to $245,792,415 at December 31, 2010, representing an increase of $2,854,411 or 1.16% from December 31, 2010.

Total liabilities at March 31, 2011 were $221,726,302, compared to $218,400,251 at December 31, 2010, representing an increase of $3,326,051 or 1.52%.

Stockholders’ equity was $26,920,524 as of March 31, 2011, compared to $27,392,164 as of December 31, 2010, representing a decrease of $471,640.  The decrease was due to a net loss for the period totaling $297,620, a decrease in the unrealized gain on securities available for sale net of income taxes of $2,527 and dividends paid to stockholders of $171,493.

Return on average equity for the quarter ended March 31, 2011 was (4.42)%, compared to 5.64% for the same period of 2010.  Return on average assets was (0.49)% for the quarter ended March 31, 2011, compared to 0.65% for the same period of 2010.

Composition of Loan Portfolio

At March 31, 2011, loans, net of unearned income, were $204,731,970, a decrease of $2,563,907 since December 31, 2010.  Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.  Average loans, net of the allowance for loan losses, were $205,438,964 and $205,482,990 during the first quarters of 2011 and 2010, respectively, which constituted 93.45% and 91.36% of average interest-earning assets for the respective periods.  For the quarter ended March 31, 2011, our average loan to deposit ratio was 106.22%, compared to 108.37% for the same period in 2010.  The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance.  Our ratio of average loans to deposits plus borrowed funds was 93.68% for the quarter ended March 31, 2011, compared to 94.10% for the same period of 2010.  The Company extends credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County.  There are no industry concentrations in our loan portfolio.  A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region, which is directly impacted by the local economy, will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention.  The determination of the reserve level rests upon management’s judgment about factors affecting loan quality and assumptions about the economy.  Management believes that the allowance as of March 31, 2011 is adequate to cover possible losses in the loan portfolio identified as of that date; however, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

For significant problem loans, management’s review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions.  The overall evaluation of the adequacy of the total allowance for loan losses is based on an analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions.  The allowance may be increased to accommodate reserves for specific loans identified as substandard during management’s loan review.  Net recoveries and/or decreases in loans may cause the allowance as a percentage of gross loans to exceed our target.  Historically, our regulators have discouraged negative provisions, however, management would consider a negative provision if warranted.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate.

The allowance for loan losses decreased to $3,988,150 at March 31, 2011, from $5,656,788 at December 31, 2010.  The provision for loan losses was $1,500,000 for the first three months of 2011, compared to $475,000 for the same period of 2010.  The increase in the provision for loan losses in the first three months of 2011 when compared to the same period of 2010 was in response to the increase in net charge-offs, the results of our quarterly review of the adequacy of the factors discussed previously, and specific allocations for impaired loans.  As of March 31, 2011 and December 31, 2010, the allowance for loan losses compared to gross loans was 1.91% and 1.29%, respectively.  As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate.  Additionally, the current nationwide recession has had a significant and adverse impact on real estate values and sales over the past 12 months.  Consequently, we have closely reviewed our loan portfolio and applied sensitivity analyses to collateral values to ensure that we are adequately measuring potential future losses.  Where necessary, we have obtained new appraisals on collateral.  Specific allocations of the allowance have been provided in these instances where losses may occur.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for Loan Losses

	Three months ended March 31, 2011	Three months ended March 31, 2010	Year ended December 31, 2010

Balance at beginning of year	$5,656,788	$2,845,364	$2,845,364
Loan losses:
Commercial	491,329	29,442	166,779
Mortgages	2,694,200	581,725	1,846,683
Consumer	9,586	11,839	104,791
Total loan losses	3,195,115	623,006	2.118,253
Recoveries on loans previously charged off
Commercial	210	820	2,660
Mortgages	1,576	0	374
Consumer	24,691	1,460	16,643
Total loan recoveries	26,477	2,280	19,677
Net loan losses	3,168,638	620,726	2,098,576
Provision for loan losses charged to expense	1,500,000	475,000	4,910,000
Balance at end of year	$3,988,150	$2,699,638	$5,656,788
Allowance for loan losses to loans outstanding
At end of period	1.91%	1.29%	2.66%

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

The Company had loans past due 90 days or more, including nonaccrual loans, of $14,129,121 and $11,694,139 at March 31, 2011 and December 31, 2010, respectively.  During the first three months of March the Company’s nonaccrual loans increased $4,552,091 or 85.48% from the level at December 31, 2010.  This increase was due to the lack of economic recovery in the real estate market in our lending area.  These loans are detailed below:

Risk Elements of Loan Portfolio
	March 31,	December 31,
	2011	2010
Nonaccrual Loans
Commercial	$185,813	$574,184
Mortgage	9,654,383	4,751,311
Consumer	37,390	-
	9,877,586	5,325,495
Accruing Loans Past Due 90 Days or More
Commercial	52,819	19,838
Mortgage	4,192,874	6,282,242
Consumer	5,843	66,563
	4,251,535	6,368,643
	$14,129,121	$11,694,138

Gross interest income of $296,701 for the first three months of 2011, $347,046 for fiscal year 2010 and $28,298 for the first three months of 2010 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $8,145 for the first three months of 2011, $31,683 for fiscal year 2010 and $253 for the first three months of 2010.

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful.  Management believes it has identified all significant impaired loans as of March 31, 2011 and has made the appropriate change to the allowance for loan losses.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $1,684,886 or 1.09% to $156,086,609 for the three months ended March 31, 2010, from $154,401,723 for the same period of 2010.  Average noninterest-bearing deposits increased $2,100,139 or 5.96% to $37,316,794 for the three months ended March 31, 2011, from $35,216,655 for the same period of 2010.  Average total deposits have increased 2.00% or $3,785,025 to $193,403,403 for the three months ended March 31, 2011 from $189,618,378 for the same period of 2010.  Borrowings, primarily from the FHLB, decreased to $22,000,000 from $24,000,000 at December 31, 2010, representing a decrease of 8.33%.

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

Short-Term Borrowings

The following table sets forth the Company’s position with respect to short-term borrowings at March 31, 2011 and December 31 2010.

	March 31, 2011		December 31, 2010
	Amount	Rate	Amount	Rate

Retail Repurchase Agreements	2,179,654	.47%	2,754,321	1.76%

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

The Bank has lines of credit of $13,650,000 in unsecured overnight federal funds and $5,000,000 in overnight federal funds with correspondent banks at March 31, 2011.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business.  Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures.  The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $18,650,000 from correspondent banks.  The Bank is also a member of the FHLB of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $36,892,755 of which $22,000,000 has been advanced as of March 31, 2011.  We also have the ability to borrow secured funds through the Federal Reserve’s Discount window as necessary.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio).  In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.  A comparison of the Company’s capital ratios as of March 31, 2011 to the minimum ratios required by federal banking regulators is presented below.

		Minimum	To be well
	Actual	Requirements	Capitalized
Total risk-based capital ratio	14.00%	8.00%	10.00%
Tier 1 risk-based capital ratio	12.74%	4.00%	6.00%
Tier 1 leverage ratio	10.31%	4.00%	5.00%

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

An evaluation of the effectiveness of these disclosure controls was carried out as of March 31, 2011 under the supervision and with the participation of the Company’s management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings.

None

Item 1A.     Risk Factors.

The risks and uncertainties to which our Company’s financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2010.  Management does not believe that any material changes in these risk factors have occurred since December 31, 2010.

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

PEOPLES BANCORP, INC.

Date: May 13, 2011	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer
& Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certifications of the CEO/ CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)