Form 10-Q
period 2011-06-30
PEOPLES BANCORP INC/MD
filed 2011-08-11
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 779,512 shares of common stock issued and outstanding as of August 1, 2011

PEOPLES BANCORP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	December, 31
	2011	2010
	(unaudited)

ASSETS
Cash and due from banks	$20,063,114	$10,378,485
Federal funds sold	3,317,884	1,016,000
Cash and cash equivalents	23,380,998	11,394,485
Securities available for sale	8,078,680	8,035,780
Securities held to maturity (approximate fair value of $515,050 and $3,554,315)	506,847	3,510,533
Federal Home Loan Bank & CBB Financial Corp. stock, at cost	1,899,900	2,151,600
Loans, less allowance for loan losses of $3,490,415 and $5,656,788	198,309,155	207,295,877
Premises and equipment	6,315,747	6,389,781
Goodwill and intangible assets	573,320	603,988
Accrued interest receivable	1,030,932	1,360,708
Deferred income taxes	2,362,487	2,367,847
Foreclosed real estate	5,083,586	1,201,600
Other assets	1,619,941	1,480,216
Total Assets	$249,161,593	$245,792,415

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing	$39,133,565	$36,219,753
Interest-bearing	156,972,565	153,420,977
	196,106,130	189,640,730

Securities sold under repurchase agreements	2,456,175	2,754,321
Federal Home Loan Bank advances	22,000,000	24,000,000
Accrued interest payable	381,405	414,758
Other liabilities	1,412,487	1,590,442
	222,356,197	218,400,251
Stockholders' equity
Common stock, par value $10 per share; authorized 1,000,000 shares; issued and outstanding 779,512 shares	7,795,120	7,795,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	16,493,744	17,088,742
	27,209,730	27,804,728
Accumulated other comprehensive income (loss)
Unrealized gain on available for sale securities	19,704	11,474
Unfunded liability of defined benefit plan	(424,038)	(424,038)
	26,805,396	27,392,164
Total Liabilities and Stockholders' Equity	$249,161,593	$245,792,415

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
	For the three months ended		For the six months ended
	June 30		June 30
	2011	2010	2011	2010
Interest and dividend revenue
Loans, including fees	$2,945,057	$3,068,089	$5,833,550	$6,287,440
U. S. government agency securities	26,515	86,796	68,228	195,266
Deposits in other banks	3	13	11	18
Federal funds sold	1,418	579	2,111	1,275
Equity securities	4,177	1,501	8,422	3,094
Total interest and dividend revenue	2,977,170	3,156,978	5,912,322	6,487,093

Interest expense
Deposits	640,457	732,967	1,312,907	1,472,780
Borrowed funds	176,781	211,463	357,912	456,612
Total interest expense	817,238	944,430	1,670,819	1,929,392

Net interest income	2,159,932	2,212,548	4,241,503	4,557,701

Provision for loan losses	925,000	1,025,000	2,425,000	1,500,000
Net interest income after provision for loan losses	1,234,932	1,187,548	1,816,503	3,057,701

Noninterest revenue
Service charges on deposit accounts	272,893	226,369	518,078	441,171
Insurance commissions	272,071	289,787	647,385	623,395
Loss on sale of foreclosed real estate	(1,296)	(104,606)	(18,648)	(104,606)
Other noninterest revenue	96,450	114,941	157,635	179,131
Total noninterest revenue	640,118	526,491	1,304,450	1,139,091

Noninterest expenses
Salaries and employee benefits	1,024,294	1,042,848	2,048,653	2,107,857
Occupancy	110,686	113,854	231,484	241,569
Furniture and equipment	79,306	82,324	164,008	171,479
Other operating	765,542	620,187	1,341,573	1,192,860
Total noninterest expenses	1,979,828	1,859,213	3,785,718	3,713,765

Income (loss) before income taxes	(104,778)	(145,174)	(664,765)	483,027

Income taxes (benefit)	(64,640)	(77,108)	(327,007)	149,837

Net income (loss)	$(40,138)	$(68,066)	$(337,758)	$333,190

Earnings (loss) per common share	$(0.05)	$(0.08)	$(0.43)	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

SIX MONTHS ENDED JUNE 30, 2011 and 2010

				Accumulated
		Additional		other
		paid-in	Retained	comprehensive	Comprehensive
	Par value	Capital	earnings	income	Income

Balance, December 31, 2009	$7,795,120	$2,920,866	$18,865,399	$(691,637)

Net income	-	-	333,190	-	$333,190
Unrealized gain on investment securities available for sale net of income taxes of $(20,218)	-	-	-	7,511	7,511
Comprehensive income					$340,701
Cash dividend, $0.90 per share	-	-	(701,561)	-

Balance, June 30, 2010	$7,795,120	$2,920,866	$18,497,028	$(684,126)

Balance, December 31, 2010	$7,795,120	$2,920,866	$17,088,742	$(412,564)

Net loss	-	-	(337,758)	-	$(337,758)
Unrealized gain on investment securities available for sale net of income taxes of $(5,361)	-	-	-	8,230	8,230
Comprehensive income (loss)					$(329,528)
Cash dividend, $.33 per share	-	-	(257,240)	-

Balance, June 30, 2011	$7,795,120	$2,920,866	$16,493,744	$(404,334)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)	For the six months ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$6,263,011	$6,671,080
Fees and commissions received	1,323,098	1,348,303
Cash paid to suppliers and employees	(3,907,479)	(3,925,287)
Interest paid	(1,704,172)	(1,953,254)
Income tax (paid) refund received	327,007	(149,429)
	2,301,465	1,991,416
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(91,217)	(124,054)
Loans made, net of principal collected	2,360,693	(6,251,256)
Proceeds from sale of foreclosed real estate	302,952	200,394
Proceeds from maturities and calls of securities
Available for sale	4,000,000	1,000,000
Held to maturity	3,000,560	4,550,397
Purchase of securities Available for Sale	(4,049,654)	(4,003,871)
Purchase of securities held to maturity	-	-
Redemption of FHLB stock, net of purchases	251,700	-
	5,775,034	(4,628,390)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	412,330	2,097,171
Other deposits	6,053,070	(7,639,223)
Securities sold under repurchase agreements	(298,146)	(173,071)
Repayments of Federal Home Loan Bank advances	(2,000,000)	(2,000,000)
Repayment of other borrowings	-	-
Dividends paid	(257,240)	(701,561)
	3,910,014	(8,416,684)
NET INCREASE (DECREASE) IN CASH	11,986,513	(11,053,658)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	11,394,485	23,004,550
CASH AND EQUIVALENTS AT END OF PERIOD	$23,380,998	$11,950,892

NON CASH TRANSACTIONS
Transfer of foreclosed real estate	$4,203,586	$-

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) (cont’d)	For the six months ended
	June 30,
	2011	2010
RECONCILIATION OF NET INCOME TO NET CASH PROVIDED FROM OPERATING ACTIVITIES
Net income	$(337,758)	$333,190
ADJUSTMENTS
Depreciation and amortization	160,541	171,931
Provision for loan losses	2,425,000	1,500,000
Deferred Income Taxes	-	411
Amortization of intangible assets	30,668	33,836
Security discount accretion, net of premium amortization	23,470	16,444
Loss (gain) on sale of foreclosed real estate	18,648	104,606
Decrease (increase) in
Accrued interest receivable	329,776	141,485
Income tax refund receivable	-	-
Other assets	(135,015)	(249,971)
Increase (decrease) in
Deferred origination fees and costs, net	(2,557)	26,058
Accrued interest payable	(33,353)	(23,862)
Other liabilities	(177,955)	(62,712)
	$2,301,465	$1,991,416

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Agency”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011 or any other future interim period.  The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2010.  When used in these notes, the term “Company” refers to Peoples Bancorp, Inc. and, unless the context requires otherwise, its consolidated subsidiaries.

The Account Standards Codification (the “ASC”) of the Financial Accounting Standards Board (the “FASB”) became effective on July 1, 2009.  At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other accounting literature is considered non-authoritative.  The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies.  Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

The Company evaluated subsequent events after the balance sheet date through August 11, 2011.  No significant subsequent events were identified which would affect the presentation of the financial information.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive income (loss)

For the six months ended June 30, 2011, total comprehensive loss, net of taxes, was $329,528, compared to total comprehensive income, net of taxes, of $340,701 for the same period of 2010.  Comprehensive income (loss) is the sum of net income (loss) and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Loans and Allowance for Loan Losses

Major classifications of loans as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31,2010

Real estate
Residential	$73,947,595	$75,206,074
Commercial	86,220,838	89,617,135
Construction	8,983,014	13,403,765
Commercial	27,693,843	29,052,413
Consumer	4,867,275	5,588,830
	201,712,565	212,868,217
Deferred costs, net of deferred fees	87,005	84,448
Allowance for loan losses	(3,490,415)	(5,656,788)
	$198,309,155	$207,295,877

The rate repricing and maturity distribution of the loan portfolio is as follows:

Within ninety days	$30,874,448	$41,653,284
Over ninety days to one year	87,880,674	96,362,940
Over one year to five years	81,703,147	74,464,702
Over five years	1,254,296	387,291
	$201,712,565	$212,868,217

Variable rate loans included in above	$49,591,623	$51,208,677

A table of the recorded investment in loans that were impaired and risk rated at June 30, 2011 follows:

Impaired and Risk Rated Loans at June 30, 2011

	Recorded	Unpaid	Investment for	Investment for
	Investment in	Principal	which there	which there
Description of Loans	Impaired Loans	Balance	is related ALLL	is no Related ALLL

Residential real estate	$1,174,267	$1,174,267	$968,513	$205,754
Commercial real estate	5,635,392	5,635,392	5,029,924	605,468
Other real estate	-	-	-	-
Construction and land development	576,006	576,006	576,006	-
Commercial loans	39,631	39,631	39,631	-
Consumer loans	-	-	-	-
Total impaired loans	$7,425,296	$7,425,296	$6,614,074	$811,222

The following table illustrates total impaired loans segmented by those with and without a related allowance as of June 30, 2011, December 31, 2010 and June 30, 2010.

4.	Loans and Allowance for Loan Losses (Continued)

Total Impaired Loans Segmented by With and Without a Related Allowance Recorded
June 30, 2011
	Recorded	Current		Interest
	Investment in	Loan	Related	Income	Average
Description of Loans	Impaired Loans	Balance	Allowance	Recognized	Balance

With Related Allowance recorded
Residential real estate	$968,513	$968,513	$250,226	$198,512	$964,448
Commercial real estate	5,029,924	5,029,924	656,846	3,192,407	5,030,067
Other real estate	-	-	-	-	-
Construction and land development	576,006	576,006	142,763	180,731	572,824
Commercial loans	39,631	39,631	13,227	11,755	39,676
Consumer loans	-	-	-	-	-
Total impaired loans	$6,614,074	$6,614,074	$1,063,062	$3,583,405	$6,607,015

With No Related Allowance recorded
Residential real estate	$205,754	$205,754	$-	$42,549	$222,067
Commercial real estate	605,468	605,468	-	299,912	602,177
Other real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total impaired loans	$811,222	$811,222	$-	$342,461	$824,244

TOTAL
Residential real estate	$1,174,267	$1,174,267	$250,226	$241,061	$1,186,515
Commercial real estate	5,635,392	5,635,392	656,846	3,492,319	5,632,244
Other real estate	-	-	-	-	-
Construction and land development	576,006	576,006	142,763	180,731	572,824
Commercial loans	39,631	39,631	13,227	11,755	39,676
Consumer loans	-	-	-	-	-
Total impaired loans	$7,425,296	$7,425,296	$1,063,062	$3,925,866	$7,431,259

Total Impaired Loans Segmented by With and Without a Related Allowance Recorded
December 31, 2010
	Recorded	Current		Interest
	Investment in	Loan	Related	Income	Average
Description of Loans	Impaired Loans	Balance	Allowance	Recognized	Balance

With Related Allowance recorded
Residential real estate	$1,092,458	$1,092,458	$217,644	$16,091	$1,109,176
Commercial real estate	1,670,505	1,670,505	535,044	72,645	1,589,338
Other real estate	-	-	-	-	-
Construction and land development	5,169,481	5,169,481	2,494,682	239,506	4,726,734
Commercial loans	160,283	160,283	46,126	1,511	138,065
Consumer loans	-	-	-	-	-
Total impaired loans	$8,092,727	$8,092,727	$3,293,496	$329,753	$7,563,313

With No Related Allowance recorded
Residential real estate	$1,080,353	$1,080,353	$-	$33,360	$1,105,548
Commercial real estate	1,441,244	1,441,244	-	24,395	2,032,234
Other real estate	-	-	-	-	-
Construction and land development	625,967	625,967	-	3,552	617,399
Commercial loans	385,221	385,221	-	-	385,221
Consumer loans	-	-	-	-	-
Total impaired loans	$3,532,785	$3,532,785	$-	$61,307	$4,140,402

TOTAL
Residential real estate	$2,172,811	$2,172,811	$217,644	$49,451	$2,214,724
Commercial real estate	3,111,749	3,111,749	535,044	97,040	3,621,572
Other real estate	-	-	-	-	-
Construction and land development	5,795,448	5,795,448	2,494,682	243,058	5,344,133
Commercial loans	545,504	545,504	46,126	1,511	523,286
Consumer loans	-	-	-	-	-
Total impaired loans	$11,625,512	$11,625,512	$3,293,496	$391,060	$11,703,715

4.	Loans and Allowance for Loan Losses (Continued)

Total Impaired Loans Segmented by With and Without a Related Allowance Recorded June 30, 2010
	Recorded	Current		Interest
	Investment in	Loan	Related	Income	Average
Description of Loans	Impaired Loans	Balance	Allowance	Recognized	Balance

With Related Allowance recorded
Residential real estate	$1,465,887	$1,465,887	$317,470	$223,727	$1,496,368
Commercial real estate	3,014,961	3,014,961	924,476	787,994	2,980,983
Other real estate	-	-	-	-	-
Construction and land development	6,917,304	6,917,304	347,076	41,679	6,915,575
Commercial loans	236,537	236,537	142,842	70,116	236,648
Consumer loans	23,893	23,893	2,180	8,183	23,770
Total impaired loans	$11,658,582	$11,658,582	$1,734,045	$1,131,699	$11,653,344

With No Related Allowance recorded
Residential real estate	$1,484,248	$1,484,248	$-	$297,289	$1,581,777
Commercial real estate	1,159,091	1,159,091	-	413,394	1,214,599
Other real estate	-	-	-	-	-
Construction and land development	681,679	681,679	-	176,824	650,748
Commercial loans	460,221	460,221	-	55,297	468,956
Consumer loans	5,903	5,903	-	-	5,903
Total impaired loans	$3,791,142	$3,791,142	$-	$942,803	$3,921,983

TOTAL
Residential real estate	$2,950,135	$2,950,135	$317,470	$521,016	$3,078,145
Commercial real estate	4,174,052	4,174,052	924,476	1,201,388	4,195,582
Other real estate	-	-	-	-	-
Construction and land development	7,598,983	7,598,983	347,076	218,503	7,566,323
Commercial loans	696,758	696,758	142,842	125,413	705,604
Consumer loans	29,796	29,796	2,180	8,183	29,673
Total impaired loans	$15,449,724	$15,449,724	$1,734,045	$2,074,502	$15,575,328

Transactions in the allowance for loan losses were as follows:

	June 30, 2011	December 31, 2010	June 30, 2010

Beginning balance	$5,656,788	$2,845,364	$2,845,364
Provision charged to operations	2,425,000	4,910,000	1,500,000
Recoveries	63,593	19,677	16,278
	8,145,381	7,775,041	4,361,642
Loans charged off	4,654,966	2,118,253	810,692
Ending balance	$3,490,415	$5,656,788	$3,550,950

4.	Loans and Allowance for Loan Losses (Continued)

The following tables represent the allowance for loan losses and loan balances that are individually evaluated for impairment and loan balances collectively evaluated for possible impairment.

Allowance for Credit Losses and Loan Balances that are Individually and Collectively Evaluated for Possible Impairment
June 30, 2011
			Residential	Commercial	Construction and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for Credit Losses
Beginning Balance	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788
Charge-Offs	-	(517,852)	(801,798)	(812,673)	(2,482,352)	-	(38,897)	(1,394)	(4,654,966)
Recoveries	-	510	2,560	-	4,000	-	55,395	1,128	63,593
Provision	(53,809)	532,403	1,076,591	837,375	100,617	(102)	(67,807)	(268)	2,425,000
Ending Balance	$83,238	$691,174	$1,084,081	$1,149,553	$402,413	$2,020	$75,442	$2,494	$3,490,415

Ending Balance allocated to:
Loans individually evaluated for impairment	$-	$13,227	$250,226	$656,846	$142,763	$-	$-	$-	$1,063,062
Loans collectively evaluated for impairment	83,238	677,947	833,855	492,707	259,650	2,020	75,442	2,494	2,427,353
	$83,238	$691,174	$1,084,081	$1,149,553	$402,413	$2,020	$75,442	$2,494	$3,490,415

Allowance for Credit Losses and Loan Balances that are Individually and Collectively Evaluated for Possible Impairment
December 31, 2010
			Residential	Commercial	Construction and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for Credit Losses
Beginning Balance	$140,751	$728,049	$920,132	$643,430	$164,539	$2,782	$245,137	$544	$2,845,364
Charge-Offs	-	(166,779)	(888,040)	(951,603)	(7,040)	-	(101,162)	(3,629)	(2,118,253)
Recoveries	-	2,660	374	-	-	-	15,113	1,530	19,677
Provision	(3,704)	112,183	774,262	1,433,024	2,622,649	(660)	(32,337)	4,583	4,910,000
Ending Balance	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788

Ending Balance allocated to:
Loans individually evaluated for impairment	$-	$46,126	$217,644	$535,044	$2,494,664	$-	$-	$-	$3,293,478
Loans collectively evaluated for impairment	137,047	629,987	589,084	589,807	285,484	2,122	126,751	3,028	2,363,310
	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788

Allowance for Credit Losses and Loan Balances that are Individually and Collectively Evaluated for Possible Impairment
June 30, 2010
					Construction
			Residential	Commercial	and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for Credit Losses
Beginning Balance	$140,751	$728,049	$920,132	$643,430	$164,539	$2,782	$245,137	$544	$2,845,364
Charge-Offs	-	(71,965)	(611,230)	(92,457)	(7,040)	-	(25,079)	(2,921)	(810,692)
Recoveries	-	2,050	73	-	-	-	12,906	1,249	16,278
Provision	(138,630)	127,343	479,676	445,451	566,286	(809)	16,968	3,715	1,500,000
Ending Balance	$2,121	$785,477	$788,651	$996,424	$723,785	$1,973	$249,932	$2,587	$3,550,950

Ending Balance allocated to:
Loans individually evaluated for impairment	$-	$142,842	$317,470	$924,476	$347,077	$-	$2,180	$-	$1,734,045
Loans collectively evaluated for impairment	2,121	642,635	471,181	71,948	376,708	1,973	247,752	2,587	1,816,905
	$2,121	$785,477	$788,651	$996,424	$723,785	$1,973	$249,932	$2,587	$3,550,950

4.	Loans and Allowance for Loan Losses (Continued)

Credit Quality Indicators.  As part of the on-going monitoring of the quality of the Bank’s loan portfolio, management tracks certain credit quality indicators

The Bank utilizes credit-score for all loans.  Loans are risk rated based on the scale below:

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

Grade 7 through 9 – This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest may have stopped.  This grade includes loans that are past due or not fully secured where a specific valuation allowance may be necessary.

The following table illustrates classified loans by class.  Classified loans included loans in Risk Grades 5, 6, and 7 through 9.

June 30, 2011	Pass Watch	Special Mention	Substandard	Total

Commercial	$575,095	$39,631	$1,822,607	$2,437,333
Residential real estate	3,566,950	28,435	4,640,404	8,235,789
Commercial real estate	1,047,818	1,256,498	7,190,194	9,494,510
Construction and land development	312,251	-	710,016	1,022,267
Other real estate	-	-	46,025	46,025
Consumer	24,673	-	11,290	35,963
	$5,526,787	$1,324,564	$14,420,536	$21,271,887

December 31, 2010	Pass Watch	Special Mention	Substandard	Total

Commercial	$159,817	$39,722	$2,673,725	$2,873,264
Residential real estate	1,975,178	-	4,448,109	6,423,287
Commercial real estate	3,255,868	1,833,303	4,834,487	9,923,658
Construction and land development	301,009	-	10,012,172	10,313,181
Other real estate	-	-	43,646	43,646
Consumer	11,695	-	10,417	22,112
	$5,703,567	$1,873,025	$22,022,556	$29,599,148

4.         Loans and Allowance for Loan Losses (Continued)

The following table analyzes the age of past due and nonaccruing loans for the years ended June 30, 2011, December 31, 2010 and June 30, 2010.

			Greater than
	30-59 Days	60-89 Days	90 Days or	Total		Total	Loans 90 Days
June 30, 2011	Past Due	Past Due	Nonaccruing	Past Due	Current	Loans	and Accruing

Residential real estate	$1,658,557	$1,223,750	$3,773,477	$6,655,784	$67,291,811	$73,947,595	$671,160
Commercial real estate	431,961	308,447	3,939,882	4,680,290	61,519,732	66,200,022	591,911
Other real estate	-	-	-	-	20,020,816	20,020,816	-
Construction and land development	-	-	710,016	710,016	8,272,998	8,983,014	97,961
Commercial loans	5,549	243,849	200,681	450,079	27,243,764	27,693,843	-
Consumer loans	59,448	23,764	29,532	112,744	4,754,531	4,867,275	-
Total	$2,155,515	$1,799,810	$8,653,588	$12,608,913	$189,103,652	$201,712,565	$1,361,032

			Greater than
	30-59 Days	60-89 Days	90 Days or	Total		Total	Loans 90 Days
December 31, 2010	Past Due	Past Due	Nonaccruing	Past Due	Current	Loans	and Accruing

Residential real estate	$1,452,435	$1,258,246	$4,506,064	$7,216,745	$67,989,329	$75,206,074	$2,008,168
Commercial real estate	980,023	467,285	3,216,515	4,663,823	60,693,365	65,357,188	2,120,564
Other real estate	-	-	1,130,824	1,130,824	23,129,123	24,259,947	1,130,824
Construction and land development	-	-	2,180,150	2,180,150	11,223,615	13,403,765	1,022,686
Commercial loans	54,262	28,545	594,022	676,829	28,375,584	29,052,413	19,838
Consumer loans	122,969	25,878	66,563	215,410	5,373,420	5,588,830	66,563
Total	$2,609,689	$1,779,954	$11,694,138	$16,083,781	$196,784,436	$212,868,217	$6,368,643

			Greater than
	30-59 Days	60-89 Days	90 Days or	Total		Total	Loans 90 Days
June 30, 2010	Past Due	Past Due	Nonaccruing	Past Due	Current	Loans	and Accruing

Residential real estate	$1,011,454	$475,300	$3,502,308	$4,989,062	$70,035,935	$75,024,997	$2,515,734
Commercial real estate	510,754	186,805	3,505,692	4,203,251	63,696,481	67,899,732	2,987,494
Other real estate	-	-	45,595	45,595	22,990,308	23,035,903	45,595
Construction and land development	-	97,969	1,119,189	1,217,158	11,208,981	12,426,139	542,223
Commercial loans	543,173	-	574,880	1,118,053	26,402,033	27,520,086	114,113
Consumer loans	51,381	65,627	56,371	173,379	6,019,056	6,192,435	56,371
Total	$2,116,762	$825,701	$8,804,035	$11,746,498	$200,352,794	$212,099,292	$6,261,530

4.	Loans and Allowance for Loan Losses (Continued)

Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at June 30, 2011 and December 31, 2010, are as follows:

	June 30,	December 31,
	2011	2010

Residential real estate	$3,102,316	$2,497,896
Commercial real estate	3,347,971	1,095,951
Other real estate	-	-
Construction and land development	612,055	1,157,464
Commercial loans	200,681	574,184
Consumer loans	29,533	-
Total	$7,292,556	$5,325,495

Interest not accrued on nonaccrual loans	$544,252	$644,566

As of June 30, 2011, the Bank had classified $4,919,345 of loans as troubled debt restructurings. (“TDRs”)  Under a TDR, interest rates may be reduced to current market rates or principal reductions may be deferred for a set period of time.  For each of the current TDRs, the customer is expected to pay the full principal balance owed.

5.	Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers.  Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur.  These obligations are not recorded in the Company’s financial statements.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies.  The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral.  The table below represents unfunded obligations at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010

Check loan lines of credit	$508,270	$468,621
Mortgage lines of credit	7,499,302	6,727,480
Other lines of credit	11,310,888	10,964,947
Undisbursed construction loan commitments	1,515,428	2,240,747
	$20,833,888	$20,401,795

Standby letters of credit	$2,017,602	$3,016,824

6.	Earnings Per Share

Earnings (loss) per common share is derived by dividing net income (loss) available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of  779,512 for the three- and six-month periods ended June 30, 2011 and 2010.

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

During the six-month periods  ended June 30, 2011 and 2010, the Bank recognized net periodic costs for this plan of $154,693 and $155,301, respectively.  The Bank contributed $34,088 to the plan during the six months ended June 30, 2011, compared to $121,260 for the first six months of 2010.

8.	Segment Reporting

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

8.	Segment Reporting (Continued)

Selected financial information by line of business is included in the following tables:

For the six months ended June 30 2011	Community Banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$4,241,503	$-	$-	$4,241,503
Provision for loan losses	2,425,000	-	-	2,425,000
Net interest income after provision	1,816,503	-	-	1,816,503

Noninterest revenue	654,342	650,108	-	1,304,450
Noninterest expense	3,310,256	475,462	-	3,785,718
Income before income taxes	(839,411)	174,646	-	(664,765)
Income taxes	(395,896)	68,889	-	(327,007)
Net income	$(443,515)	$105,757	$-	$(337,758)

Average assets	$248,033,700	$1,712,278	$(760,710)	$248,985,268

For the six months ended June 30 2010	Community Banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income (loss)	$4,557,701	$-	$-	$4,557,701
Provision for loan losses	1,500,000	-	-	1,500,000
Net interest income (loss) after provision	3,057,701	-	-	3,057,701

Noninterest revenue	614,618	629,079	-	1,243,697
Noninterest expense	3,362,596	455,775	-	3,818,371
Income before income taxes	309,723	173,304	-	483,027
Income taxes	81,293	68,544	-	149,837
Net income	$228,430	$104,760	$-	$333,190

Average assets	$248,325,510	$1,643,059	$(532,662)	$249,435,907

9.	Fair Value

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

•
Level 2 inputs — Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

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

9.	Fair Value (Continued)

The Company measures securities available for sale at fair value on a recurring basis.  The following table summarizes securities available for sale measured at fair value on a recurring basis as of June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

Available for Sale	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U. S. Government Securities	$8,078,680	$8,078,680	$-	$-

The Company’s foreclosed real estate is measured at fair value on a nonrecurring basis, which means that the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of reduced property value).  Foreclosed real estate measured at fair value on a non-recurring basis during the six months ended June 30, 2011 is reported at the fair value of the underlying collateral, assuming that the sale prices of the properties will be their current appraised values.  Appraised values are estimated using Level 2 inputs based on observable market data and current property tax assessments.  Foreclosed real estate measured at fair value on a nonrecurring basis during the six months ended June 30, 2011 is as follows.

	Total	(Level 1)	(Level 2)	(Level 3)

Foreclosed real estate	$5,083,586	$-	$5,083,586	$-

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

9.	Fair Value (Continued)

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial assets
Cash and due from banks	$20,063,114	$20,063,114	$10,378,485	$10,378,485
Federal funds sold	3,317,884	3,317,884	1,016,000	1,016,000
Investment securities (total)	8,585,527	8,593,730	11,546,313	11,590,095
Federal Home Loan Bank and CBB Financial Corp. stock	1,899,900	1,899,900	2,151,600	2,151,600
Loans, net	198,309,155	197,787,639	207,295,877	208,116,545
Accrued interest receivable	1,030,932	1,030,932	1,360,708	1,360,708

Financial liabilities
Noninterest-bearing deposits	$39,133,565	$39,133,565	$36,219,753	$36,219,753
Interest-bearing deposits	156,972,565	160,137,566	153,420,977	157,626,964
Short-term borrowings	2,456,175	2,456,175	2,754,321	2,754,321
Federal Home Loan Bank advances	22,000,000	23,578,072	24,000,000	25,230,768
Accrued interest payable	381,405	381,405	414,758	414,758

The fair value of fixed-rate loans is estimated to be the present value of scheduled payments discounted using interest rates currently in effect.  The fair value of variable-rate loans, including loans with a demand feature, is estimated to equal the carrying amount of the loan.  The valuation of loans is adjusted for possible loan losses.

The fair value of interest-bearing checking, savings, and money market deposit accounts is equal to the carrying amount.  The fair value of fixed-maturity time deposits and borrowings is estimated based on interest rates currently offered for deposits and borrowings of similar remaining maturities.

It is not practicable to estimate the fair value of outstanding loan commitments, unused lines of credit, and letters of credit.

10.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	cost	gains	losses	value
Available for sale
U. S. government agency	$8,046,140	$32,540	$-	$8,078,680

Held to maturity
U. S. government agency	$502,155	$8,160	$-	$510,315
Mortgage-backed securities	4,692	43	-	4,735
	$506,847	$8,203	$-	$515,050

December 31, 2010
Available for sale
U. S. government agency	$8,016,831	$18,949	$-	$8,035,780

Held to maturity
U. S. government agency	$3,505,278	$43,757	$-	$3,549,035
Mortgage-backed securities	$5,255	$25	$-	$5,280
	$3,510,533	$43,782	$-	$3,554,315

Contractual maturities and the amount of pledged securities are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
June 30, 2011	cost	value	cost	value
Maturing
Within one year	$5,022,026	$5,037,110	$502,155	$510,315
Over one to five years	3,024,114	3,041,570	-	-
Mortgage-backed securities	-	-	4,692	4,735
	$8,046,140	$8,078,680	$506,847	$515,050

Pledged securities	$2,681,071	$2,695,098	$-	$-

December 31, 2010
Maturing
Within one year	$6,002,966	$6,018,760	$3,505,278	$3,549,035
Over one to five years	2,013,865	2,017,020	-	-
Mortgage-backed securities	-	-	5,255	5,280
	$8,016,831	$8,035,780	$3,510,533	$3,554,315

Pledged securities	$633,593	$637,127	$2,530,378	$2,562,778

Investments are pledged to secure the deposits of federal and local governments and as collateral for repurchase agreements.

11.	Recent Accounting Pronouncements

Recent accounting pronouncements approved by FASB that apply to the Company are discussed below.  These pronouncements are not expected to have, or, if already effective, did not have, a material impact on the financial statements of the Company.

ASU No. 2010-20, “Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll-forward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period.  Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011. ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below.

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

ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist:  (i) the restructuring constitutes a concession; and (ii) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011.

11.           Recent Accounting Pronouncements (Continued)

ASU No. 2011-03, “Transfers and Servicing (Topic 860) - Reconsideration of Effective Control for Repurchase Agreements.”  ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 will be effective for the Company on January 1, 2012.

ASU 2011-04, “Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures.  ASU 2011-04 is effective for annual periods beginning after December 15, 2011.

ASU 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.”  ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011.

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

RESULTS OF OPERATIONS

General

           For the three-month period ended June 30, 2011, we reported a net loss of $40,138, or $(0.05) per share, compared to net loss of $68,066, or $(0.08) per share, for the same period in 2010.  Net loss for the six months ended June 30, 2011 was $337,758, or $(0.43) per share, compared to net income of $333,190, or $0.43 per share, for the first six months of 2010.  The decrease in losses for the second quarter of 2011 when compared to the second quarter of 2010 resulted primarily from a $100,000 decrease in our provision for loan losses, from $1,024,000 for the second quarter of 2010 to $925,000 for the second quarter of 2011.  The change in earnings, from net income for the first six months of 2010 to a net loss for the same period of 2011, resulted primarily from a $925,000 increase in our provision for loan losses, from $1,500,000 for the six months ended June 30, 2010 to $2,425,000 for the same period of 2011.  The increased provision for the first six months of 2011 was due primarily to the determination during the first quarter of 2011 that the Company would realize additional losses related to a significant borrower.  The Insurance Agency’s net income for the first six months of 2011 increased by $997 to $105,757 when compared to the $104,760 realized for the same time period in 2010.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets.  The Company’s net interest margin for the six-month period ended June 30, 2011 was 3.99%, compared to 4.14% for the same period in 2010.  The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities.  The net margin may also be adversely impacted by a number of factors, which cannot be predicted and are beyond our control.

Net interest income for the three-month period ended June 30, 2011 was $2,159,932, which represents a decrease of $52,626 or 2.38% from net interest income for the same period in 2010.  Net interest income for the six-month period ended June 30, 2011 was $4,241,503, which represents a decrease of $316,198 or 6.94% from net interest income for the first six months of 2010.  The primary contributor to the decreases was the reduction in interest earning assets.

Interest revenue for the three and six months ended June 30, 2011 totaled $2,977,170 and $5,912,322, respectively, compared to $3,156,978 and $6,487,093, respectively, for the same periods last year, representing decreases of $179,808 or 5.70% and $574,771 or 8.86%, respectively.  We have experienced a $453,890 decrease in interest earned on loans as a direct result of nonaccrual loan balances increasing when compared to the first six months of 2010.  Additionally, there was a $127,038 decrease in income on U. S. Government Agency securities for the first six months of 2011 when compared to the same time period in 2010.  This decrease was the direct result of the average balance of U.S. Government Agency securities decreasing by $3,886,759 when compared to the same period in 2010.

Interest expense for the three- and six-month periods ended June 30, 2011 totaled $817,238 and $1,670,819, respectively, compared to $944,430 and $1,929,392, respectively, for the same periods last year, representing decreases of $127,192 or 13.47% and $258,573 or 13.40%, respectively.  The Company decreased its Federal Home Loan Bank (“FHLB”) borrowings during the first six months of 2011 from $24,000,000 at December 31, 2010 to $22,000,000 at June 30, 2011.  FHLB borrowings at June 30, 2010 were $26,000,000.  As a result, interest expense on borrowed funds for the first six months of 2011 decreased $98,700 when compared to the six months ended June 30, 2010.

A table of our average balances, interest and yields follows:

Average Balances, Interest, and Yields

	For the Quarter Ended			For the Quarter Ended
	June 30, 2011			June 30, 2010
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$2,320,131	$2,111	0.19%	$1,665,824	$1,275	0.15%
Interest-bearing deposits	138,814	12	0.02%	24,917	19	0.15%
Investment securities:
U. S. government agency	10,529,556	72,154	1.38%	14,416,315	204,721	2.86%
FHLB of Atlanta &
CBB Financial Corp.. Stock	2,079,076	8,907	0.86%	2,401,200	3,244	0.27%
	12,608,632	81,061		16,817,515	207,965	2.49%
Loans:
Demand and time	27,171,608	794,637	5.90%	27,183,191	785,366	5.83%
Mortgage	174,473,033	4,931,391	5.70%	175,682,859	5,343,959	6.13%
Installment	5,230,783	171,138	6.60%	6,455,235	214,171	6.69%
Total loans	206,875,424	5,897,166	5.75%	209,321,285	6,343,496	6.11%
Allowance for loan losses	4,221,899			2,835,037
Total loans, net of allowance	202,653,525	5,897,166	5.87%	206,486,248	6,343,496	6.20%
Total interest-earning assets	217,721,102	5,980,350	5.54%	224,994,504	6,552,755	5.87%
Non-interest-bearing cash	16,598,158			11,556,068
Premises and equipment	6,351,809			6,518,370
Other assets	8,314,199			6,366,965
Total assets	$248,985,268			$249,435,907

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$47,231,814	$29,397	0.13%	$47,153,799	$43,892	0.19%
Money market and supernow	11,008,730	13,488	0.25%	11,070,864	25,006	0.46%
Other time deposits	98,531,099	1,270,022	2.60%	95,656,406	1,403,882	2.96%
Total interest-bearing deposits	156,771,643	1,312,907	1.69%	153,881,069	1,472,780	1.93%
Borrowed funds	25,148,643	357,912	2.87%	28,522,566	456,612	3.23%
Total interest-bearing liabilities	181,920,286	1,670,819	1.85%	182,403,635	1,929,392	2.13%
Noninterest-bearing deposits	37,993,539			35,672,397
	219,913,825			218,076,032
Other liabilities	1,924,083			2,539,643
Stockholders’ equity	27,147,360			28,820,232
Total liabilities and stockholders equity	$248,985,268			$249,435,907
Net interest spread			3.69%			3.74%
Net interest income		$4,309,531			$4,623,363
Net margin on interest-earning assets			3.99%			4.14%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Provision for Loan Losses

The provision for loan losses was $925,000 and $2,425,000 for the three- and six-month periods ended June 30, 2011, compared to $1,025,000 and $1,500,000 for the same periods of 2010.  The decrease in the provision for the second quarter of 2011 resulted from larger provisions in the first quarter of 2011.  The increase for the first six months of 2011 was in response to the increase in net charge-offs and specific allocations for impaired loans.  Additional information regarding risk elements in the loan portfolio, the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses are discussed below in the section entitled “Loan Quality”.

Noninterest Revenue

Noninterest revenue for the three- and six-month periods ended June 30, 2011 totaled $640,118 and $1,304,450, respectively, which represent increases of 21.58% and 14.52% over the $526,491 and $1,139,091, respectively, for the same periods in 2010.  The increase for the six-month period resulted primarily from the $76,907 or 17.43% increase in service charge on deposit account income earned during the first six months of 2011, from $441,171 for the first six months of 2010 to $518,078 for the same period of 2011.  Insurance Agency contingency income increased 3.85% or $23,990 to $647,385 when comparing the same time periods.  Insurance Agency contingency income is based on sales of new policies to customers and claims against existing policies for the prior year. Net losses on the sale of foreclosed real estate for the first six months of 2011 decreased by $85,958 or 82.17% when compared to the same period of 2010.  In addition, we experienced a decrease in other noninterest revenue during the first six months of 2011 of $21,496 or 12.00% when compared to the same period of 2010.

Noninterest Expense

The Company recorded noninterest expense of $1,979,828 and $3,785,718 for the three- and six-month periods ended June 30, 2011, respectively, compared to $1,859,213 and $3,713,765, respectively, for the same periods in 2010, representing increases of $120,615 or 6.49% and $71,953 or 1.94%, respectively.  The increases were mainly attributable to increased other operating expenses of $148,713 for the first six months of 2011.  The items in other operating expenses contributing to this increase are the $150,516 increase in the Bank’s foreclosed real estate expenses and the $17,235 increase in directors’ fees when compared to the first six months of 2010.  These increases were offset by a $59,204 decrease in salaries and employee benefits when compared to the six months ended June 30, 2010.

Income Tax Expense

The Company’s effective tax rate for the three- and six-month periods ended June 30, 2011 was (61.7)% and (49.2)%, respectively, compared to (53.1)% and 31.0%, respectively, for the same periods in 2010.  The Company recorded an income tax benefit of $64,640 and $77,108 for the three-month periods ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011, the Company recorded an income tax benefit of $327,007, compared to an income tax expense of $149,837 for the same period last year.  Negative income before income tax during the three- and six-month periods ended June 30, 2011 contributed to the decreases in income tax expense when compared to the same periods of last year.

FINANCIAL CONDITION

Overview

Total assets of the Company at June 30, 2011 were $249,161,593, compared to $245,792,415 at December 31, 2010, representing an increase of $3,369,178 or 1.37%.

Total liabilities at June 30, 2011 were $222,356,197, compared to $218,400,251 at December 31, 2010, representing an increase of  $3,955,946 or 1.81%.

Stockholders’ equity was $26,805,396 at June 30, 2011, compared to $27,392,164 at December 31, 2010, a decrease of $586,768.  The decrease was due to a net loss for the period totaling $337,758 plus a $8,230 increase in the unrealized gains on securities available for sale net of income taxes, offset by dividends paid to stockholders of $257,240.

Return on average equity for the six months ended June 30, 2011 was (2.51)%, compared to 2.33% for the same period in 2010.  Return on average assets was (0.27)% for the six months ended June 30, 2011, compared to 0.27% for the same period in 2010.

Composition of Loan Portfolio

At June 30, 2011, loans, net of allowance for loan losses, were $198,309,155, a decrease of $8,986,722 since December 31, 2010.  Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.  Average loans, net of the allowance for loan losses, were $202,653,525 and $206,486,248 for the first six months of 2011 and 2010, respectively, which constituted 93.08% and 91.77% of average interest-earning assets for the respective periods.  For the six months ended June 30, 2011, our average loan to deposit ratio was 104.05%, compared to 108.93% for the six months ended June 30, 2010.  The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance.  Our ratio of average loans to deposits plus borrowed funds was 92.15% for the six months ended June 30, 2011, compared to 94.69% for the six months ended June 30, 2010.  The Company extends credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County.  There are no industry concentrations in our loan portfolio.  A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region, which is directly impacted by the local economy, will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention.  The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy.  Management believes that the allowance as of June 30, 2011 is adequate to cover possible losses in the loan portfolio identified as of that date; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

The allowance for loan losses decreased to $3,490,415 at June 30, 2011, compared to $5,656,788 at December 31, 2010.  The provision for loan losses was $2,425,000 for the first six months of 2011, compared to $1,500,000 for the same period of 2010.  The increase in the provision for loan losses in the first six months of 2011 when compared to the same period of 2010 was in response to the increase in net charge-offs, the results of our quarterly reviews of the adequacy of the factors discussed previously, and specific allocations for impaired loans.  As of June 30, 2011 and December 31, 2010, the ratio of the allowance for loan losses to gross loans was 1.73% and 2.66%, respectively.  As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate.  Additionally, the current nationwide recession has had a significant and adverse impact on real estate values and sales over the past 12 months.  Consequently, we have closely reviewed our loan portfolio and applied sensitivity analysis to collateral values to ensure that we are adequately measuring potential future losses.  Where necessary, we have obtained new appraisals on collateral.  Specific allocations of the allowance have been provided in these instances where losses may occur.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

Allowance for Loan Losses
	June 30,	June 30,	December 31,
	2011	2010	2010

Balance at beginning of year	$5,656,788	$2,845,364	$2,845,364
Loan losses:
Commercial	517,852	71,965	166,779
Mortgages	4,096,822	710,728	1,846,683
Consumer	40,292	27,999	104,791
Total loan losses	4,654,966	810,692	2,118,253
Recoveries on loans previously charged off
Commercial	510	2,050	2,660
Mortgages	6,560	73	374
Consumer	56,523	14,155	16,643
Total loan recoveries	63,593	16,278	19,677
Net loan losses	4,591,373	794,414	2,098,576
Provision for loan losses charged to operations	2,425,000	1,500,000	4,910,000
Balance at end of period	$3,490,415	$3,550,950	$5,656,788

Allowance for loan losses to loans outstanding at end of period	1.73%	1.67%	2.66%

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

The Company had loans past due 90 days or more, including nonaccrual loans, of $8,653,588 and $8,804,035 at June 30, 2011 and 2010, respectively.  At December 31, 2010, loans past due 90 days or more, including nonaccrual loans, totaled $11,694,139.  During the first six months of 2011, the Company’s nonaccrual loans increased $1,967,061 or 36.94% from December 31, 2010.  This increase was due to the lack of economic recovery in the real estate market in our lending area.    These loans are detailed below:

Risk Elements of Loan Portfolio
			For the Year
	Six months	Six months	Ended
	Ended June 30,	Ended June 30,	December 31,
	2011	2010	2010
Nonaccrual Loans
Commercial	$200,681	$460,767	$574,184
Mortgage	7,062,342	2,081,738	4,751,311
Consumer	29,533	-	-
	7,292,556	2,542,505	5,325,495
Accruing Loans Past Due 90 Days or More
Commercial	-	114,113	19,838
Mortgage	1,361,032	6,091,046	6,282,242
Consumer	-	56,371	66,563
	1,361,032	6,261,530	6,368,643
	$8,653,588	$8,804,035	$11,694,138

Gross interest income of $183,130 for the first half of 2011, $347,046 for fiscal year 2010 and $80,941 for the first half of 2010 would have been recorded if nonaccrual loans had been current and performing in accordance with their original terms.  Interest actually recorded on such loans was $10,860 for the first half of 2011, $31,683 for fiscal year 2010 and $253 for the first half of 2010.

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful.  Management believes it has identified all significant impaired loans as of June 30, 2011 and has made the appropriate charge to the Bank’s loan loss reserve.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $2,890,574 or 1.88% to $156,771,643 for the six months ended June 30, 2011, from $153,881,069 for the same period in 2010.  Average noninterest-bearing deposits increased $2,321,142 or 6.51% to $37,993,539 for the six months ended June 30, 2011, from $35,672,397 for the same period in 2010.  Average total deposits have increased 2.75% or $5,211,716 to $194,765,182 for the six months ended June 30, 2011 from $189,553,466 for the same period in 2010.  Borrowings, primarily from the FHLB of Atlanta to fund loan demand, decreased to $22,000,000 from $24,000,000 at December 31, 2010, a decrease of 8.33%.

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

Short-Term Borrowings

The following table sets forth our position with respect to short-term borrowings for June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate

Retail Repurchase Agreements	2,456,175	.90%	2,754,321	1.76%

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

As of June 30, 2011, the Bank had lines of credit of $13,650,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds with correspondent banks.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business.  Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures.  The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $18,650,000 from correspondent banks.  The Bank is also a member of the FHLB of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $33,715,324 of which $22,000,000 has been advanced as of June 30, 2011.  We also have the ability to borrow secured funds through the Federal Reserve’s Discount window as necessary.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio).  In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.  A comparison of the Company’s capital ratios as of June 30, 2011 to the minimum ratios required by federal banking regulators is presented below.

		Minimum	To be well
	Actual	Requirements	Capitalized
Tier 1 risk-based capital	12.91%	4.00%	6.00%
Total risk-based capital	14.17%	8.00%	10.00%
Leverage ratio	10.24%	4.00%	5.00%

As of June 30, 2011, both Peoples Bancorp, Inc. and the Bank were considered “well capitalized” under applicable regulatory capital guidelines.

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

An evaluation of the effectiveness of these disclosure controls was carried out as of June 30, 2011 under the supervision and with the participation of management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the second quarter of 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1.               Legal Proceedings.

None.

Item 1A.            Risk Factors.

The risks and uncertainties to which our Company’s financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2010.  Management does not believe that any material changes in these risk factors have occurred since they were last disclosed.

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

PEOPLES BANCORP, INC.

Date: August 11, 2011	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer
& Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of the CEO/CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certifications of the CEO/CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)