Form 10-Q
period 2011-09-30
PEOPLES BANCORP INC/MD
filed 2011-11-14
CIK 1060244

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC   20549

FORM 10-Q

☒      Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           September 30, 2011

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

(410) 778-3500
(Registrant’s Telephone Number, Including Area Code)

N/A
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  779,512 shares of common stock issued and outstanding as of November 1, 2011

PEOPLES BANCORP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements.
PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Balance Sheets	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CASH AND DUE FROM BANKS	$21,687,732	$10,378,485
Federal funds sold	7,017,000	1,016,000
Cash and cash equivalents	28,704,732	11,394,485
Securities available for sale	8,054,300	8,035,780
Securities held to maturity (approximate fair value of $509,367 and $3,554,315)	505,486	3,510,533
Federal Home Loan Bank & Community Bankers Bank stock, at cost	1,764,600	2,151,600
Loans, less allowance for loan losses of $4,220,634 and $5,656,788	193,363,630	207,295,877
Premises and equipment	6,278,056	6,389,781
Goodwill and intangible assets	561,682	603,988
Accrued interest receivable	1,042,394	1,360,708
Deferred income taxes	2,367,923	2,367,847
Foreclosed real estate	4,332,400	1,201,600
Other assets	1,991,682	1,480,216
Total Assets	$248,966,885	$245,792,415

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Non-interest-bearing	$38,815,215	$36,219,753
Interest-bearing	158,333,002	153,420,977
	197,148,217	189,640,730

Securities sold under repurchase agreements	2,672,894	2,754,321
Federal Home Loan Bank advances	21,000,000	24,000,000
Accrued interest payable	268,887	414,758
Other liabilities	1,510,202	1,590,442
	222,600,200	218,400,251
Stockholders' equity
Common stock, par value $10 per share; authorized 1,000,000 shares issued and outstanding 779,512 shares	7,795,120	7,795,120
Additional paid in capital	2,920,866	2,920,866
Retained earnings	16,063,378	17,088,742
	26,779,364	27,804,728
Accumulated other comprehensive income (loss)
Unrealized gain (loss) on available for sales securities	11,359	11,474
Unfunded liability of defined benefit plan	(424,038)	(424,038)
	26,366,685	27,392,164
Total Liabilities and Stockholders’ Equity	$248,966,885	$245,792,415

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and dividend revenue
Loans, including fees	$2,906,621	$2,986,669	$8,740,170	$9,274,109
U. S. government agencies securities	18,816	58,589	87,045	253,855
Deposits in other banks	223	42	234	60
Federal funds sold	2,286	587	4,397	1,862
Equity securities	3,690	2,568	12,112	5,662
Total interest and dividend revenue	2,931,636	3,048,455	8,843,958	9,535,548

Interest expense
Deposits	600,488	730,960	1,913,395	2,203,740
Borrowed funds	175,879	205,147	533,791	661,759
Total interest expense	776,367	936,107	2,447,186	2,865,499

Net interest income	2,155,269	2,112,348	6,396,772	6,670,049

Provision for loan losses	1,450,000	485,000	3,875,000	1,985,000
Net interest income after provision for loan losses	705,269	1,627,348	2,521,772	4,685,049

Noninterest revenue
Service charges on deposit accounts	272,009	200,872	790,087	642,043
Insurance commissions	343,494	325,987	990,879	949,382
(Loss) gain on sale of foreclosed real estate	(42,459)	51,091	(61,107)	(53,515)
Other noninterest revenue	34,765	67,337	148,742	246,468
Total noninterest revenue	607,809	645,287	1,868,601	1,784,378

Noninterest expenses
Salaries and employee benefits	1,002,852	969,335	3,051,505	3,077,192
Occupancy	144,582	151,644	376,066	393,213
Furniture and equipment	67,116	87,049	231,124	258,528
Other operating	883,190	619,262	2,181,105	1,812,122
Total noninterest expenses	2,097,740	1,827,290	5,839,800	5,541,055

(Loss) income before income taxes	(784,662)	445,345	(1,449,427)	928,372

Income tax (benefit) expense	(354,296)	157,110	(681,303)	306,947

Net (loss) income	$(430,366)	$288,235	$(768,124)	$621,425

(Loss) earnings per common share	$(0.55)	$0.37	$(0.99)	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010

				Accumulated
		Additional		other
		paid-in	Retained	comprehensive	Comprehensive
	Par Value	Capital	earnings	income	income

Balance, December 31, 2009	$7,795,120	$2,920,866	$18,865,399	$(691,637)

Net income	-	-	621,425	-	$621,425
Unrealized gain on investment securities available for sale net of income taxes of ($7,695)	-	-	-	11,757	11,757
Comprehensive income					$633,182
Repurchase of stock	-	-	-	-
Cash dividend, $1.32 per share	-	-	(1,052,342)	-

Balance, September 30, 2010	$7,795,120	$2,920,866	$18,434,482	$(679,880)

Balance, December 31, 2010	$7,795,120	$2,920,866	$17,088,742	$(412,564)

Net loss	-	-	(768,124)	-	$(768,124)
Unrealized loss on investment securities available for sale net of income taxes of $75	-	-	-	(115)	(115)
Comprehensive income					$(768,239)
Repurchase of stock	-	-	-	-
Cash dividend, $.33 per share	-	-	(257,240)	-

Balance, September 30, 2011	$7,795,120	$2,920,866	$16,063,378	$(412,679)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	For the nine months ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received	$9,203,883	$9,804,945
Fees and commissions received	1,929,708	1,942,499
Cash paid to suppliers and employees	(5,896,751)	(5,667,166)
Interest paid	(2,593,057)	(2,886,279)
Taxes paid	681,303	(306,536)
	3,325,086	2,887,463
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for premises, equipment, and software	(106,224)	(214,982)
Loans made, net of principal collected	5,373,352	(6,526,416)
Proceeds from sale of foreclosed real estate	1,211,179	200,394
Proceeds from maturities and calls of securities
Available for sale	4,000,000	1,000,000
Held to maturity	3,000,688	6,550,709
Purchase of securities Available for Sale	(4,049,654)	(6,022,091)
Purchase of securities held to maturity	-	-
Redemption of FHLB Stock	387,000	167,800
Acquisition of Insurance Agency	-	-
	9,816,341	4,844,586
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in
Time deposits	1,458,595	4,695,081
Other deposits	6,048,892	(7,955,893)
Securities sold under repurchase agreements	(81,427)	(724,471)
Advances under (repayments of) notes payable	(3,000,000)	(4,000,000)
Repayments of other borrowings	-	-
Repurchase of Stock	-	-
Dividends paid	(257,240)	(1,052,341)
	4,168,820	(9,037,624)
NET INCREASE (DECREASE) IN CASH	17,310,247	(10,994,747)
CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	11,394,485	23,004,550
CASH AND EQUIVALENTS AT END OF PERIOD	$28,704,732	$12,009,803

NON CASH TRANSACTIONS
Transfer of foreclosed real estate	$4,667,588	$4,203,586

PEOPLES BANCORP, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) (continued)

	For the nine months ended
	September 30,
	2011	2010
RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED FROM OPERATING ACTIVITIES
Net income	$(768,124)	$621,425
ADJUSTMENTS
Depreciation and amortization	213,239	263,657
Provision for loan losses	3,875,000	1,985,000
Amortization of intangible assets	42,306	50,754
Write-down of foreclosed real estate	274,500	50,000
Security discount accretion, net of premium amortization	35,302	20,763
Deferred income taxes	-	411
Loss (gain) on sale of foreclosed real estate	61,107	104,606
Decrease (increase) in
Accrued interest receivable	318,314	209,200
Income tax refund receivable	-	-
Other assets	(506,756)	(334,210)
Increase (decrease) in
Deferred origination fees and costs, net	6,309	39,434
Accrued Interest payable and other liabilities	(226,111)	(123,577)
	$3,325,086	$2,887,463

The accompanying notes are an integral part of these financial statements.

Peoples Bancorp, Inc. and Subsidiaries
Notes to Financial Statements (unaudited)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Agency”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”).  Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other future interim period.  The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2010.  When used in these notes, the term “Company” refers to Peoples Bancorp, Inc, and, unless the context requires otherwise, its consolidated subsidiaries.

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

The Company has evaluated events and transactions occurring subsequent to the balance sheet issuance date of September 30, 2011 through November 2, 2011 for items that should potentially be recognized or disclosed in these financial statements.  No significant subsequent events were identified that would affect the presentation of the financial statements.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive (loss) income

For the nine months ended September 30, 2011 and 2010, total comprehensive (loss) income, net of taxes, was ($768,239) and $633,182, respectively.  Comprehensive (loss) income is the sum of net (loss) income and the change in the unrealized gain or loss on securities available for sale, net of income (benefit) taxes.

4.	Loans and Allowance for Loan Losses

Major classifications of loans as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31,2010

Real estate
Residential	$73,440,818	$75,206,074
Commercial	84,662,392	89,617,135
Construction	8,722,679	13,403,765
Commercial	25,717,036	29,052,413
Consumer	4,963,200	5,588,830
	197,506,125	212,868,217
Deferred costs, net of deferred fees	78,139	84,448
Allowance for loan losses	(4,220,634)	(5,656,788)
	$193,363,630	$207,295,877

Loan Origination/Risk Management.

The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, loan delinquencies and non-performing and potential problem loans.

Real Estate Loans

Real estate loans are broken into the following categories:  Residential; Commercial; Construction and Land Development; and Other Loans.

Residential real estate loans are underwritten subject to the borrower’s ability and willingness to repay, and a loan-to-value ratio of offered collateral of not more than 80% of the appraised value of the collateral.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and cash flow. With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success.

Construction, including land development, loans are underwritten based on financial analyses of the developers and property owners, and estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial Loans:

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and to prudently expand its business.  The Company’s management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.

Consumer Loans:

The Company originates consumer loans. To monitor and manage consumer loan risk, underwriting policies and procedures are developed and modified as needed.  The Company believes that its monitoring activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk.

The Company obtains an independent loan review from a third party vendor that reviews and evaluates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.  Most of the Company’s lending activity occurs in Kent County, Northern Queen Anne’s County, and Southern Cecil County in Maryland.

The rate repricing and maturity distribution of the loan portfolio is as follows:

	September 30, 2011	December 31,2010
Within ninety days	71,042,975.89	$41,653,284
Over ninety days to one year	57,848,319.00	96,362,940
Over one year to five years	68,031,170.00	74,464,702
Over five years	583,660	387,291
	$197,506,125	$212,868,217

Variable rate loans included in above	$11,148,375	$51,208,677

A table of the recorded investment in loans that were impaired and risk rated at September 30, 2011 follows:

Impaired and Risk Rated Loans at September 30, 2011

	Recorded	Unpaid	Investment for	Investment for
	Investment in	Principal	which there	which there
Description of Loans	Impaired Loans	Balance	is related ALLL	is no Related ALLL

Residential real estate	$1,743,441	$1,743,441	$1,743,441	$-
Commercial real estate	5,685,299	5,685,299	5,685,299	-
Other real estate	-	-	-	-
Construction and land development	528,006	528,006	528,006	-
Commercial loans	146,944	146,944	146,944	-
Consumer loans	-	-	-	-
Total impaired loans	$8,103,690	$8,103,690	$8,103,690	$-

The following table illustrates total impaired loans segmented by those with and without a related allowance as of September 30, 2011, December 31, 2010 and September 30, 2010.

Total Impaired Loans Segmented by Portfolio Segment With and Without a Related Allowance Recorded
September 30, 2011
	Recorded	Current		Interest
	Investment in	Loan	Related	Income	Average
Description of Loans	Impaired Loans	Balance	Allowance	Recognized	Balance
With Related Allowance recorded
Residential real estate	$1,743,441	$1,743,441	$466,337	$84,244	$2,115,431
Commercial real estate	5,685,299	5,685,299	1,147,748	227,609	5,490,140
Other real estate	-	-	-	-	-
Construction and land development	528,006	528,006	191,023	-	522,205
Commercial loans	146,944	146,944	102,782	8,186	151,953
Consumer loans	-	-	-	-	-
Total impaired loans	$8,103,690	$8,103,690	$1,907,890	$320,039	$8,279,729

With No Related Allowance recorded
Residential real estate	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-
Other real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total impaired loans	$-	$-	$-	$-	$-

TOTAL
Residential real estate	$1,743,441	$1,999,135	$466,337	$84,244	$2,115,431
Commercial real estate	5,685,299	5,429,605	1,147,748	227,609	5,490,140
Other real estate	-	-	-	-	-
Construction and land development	528,006	528,006	191,023	-	522,205
Commercial loans	146,944	146,944	102,782	8,186	151,953
Consumer loans	-	-	-	-	-
Total impaired loans	$8,103,690	$8,103,690	$1,907,890	$320,039	$8,279,729

Total Impaired Loans Segmented by Portfolio Segment With and Without a Related Allowance Recorded
December 31, 2010
	Recorded	Current		Interest
	Investment in	Loan	Related	Income	Average
Description of Loans	Impaired Loans	Balance	Allowance	Recognized	Balance
With Related Allowance recorded
Residential real estate	$1,092,458	$1,092,458	$217,644	$16,091	$1,109,176
Commercial real estate	1,670,505	1,670,505	535,044	72,645	1,589,338
Other real estate	-	-	-	-	-
Construction and land development	5,169,481	5,169,481	2,494,682	239,506	4,726,734
Commercial loans	160,283	160,283	46,126	1,511	138,065
Consumer loans	-	-	-	-	-
Total impaired loans	$8,092,727	$8,092,727	$3,293,496	$329,753	$7,563,313

With No Related Allowance recorded
Residential real estate	$1,080,353	$1,080,353	$-	$33,360	$1,105,548
Commercial real estate	1,441,244	1,441,244	-	24,395	2,032,234
Other real estate	-	-	-	-	-
Construction and land development	625,967	625,967	-	3,552	617,399
Commercial loans	385,221	385,221	-	-	385,221
Consumer loans	-	-	-	-	-
Total impaired loans	$3,532,785	$3,532,785	$-	$61,307	$4,140,402

TOTAL
Residential real estate	$2,172,811	$2,172,811	$217,644	$49,451	$2,214,724
Commercial real estate	3,111,749	3,111,749	535,044	97,040	3,621,572
Other real estate	-	-	-	-	-
Construction and land development	5,795,448	5,795,448	2,494,682	243,058	5,344,133
Commercial loans	545,504	545,504	46,126	1,511	523,286
Consumer loans	-	-	-	-	-
Total impaired loans	$11,625,512	$11,625,512	$3,293,496	$391,060	$11,703,715

Total Impaired Loans Segmented by Portfolio Segment With and Without a Related Allowance Recorded
September 30, 2010
	Recorded	Current		Interest
	Investment in	Loan	Related	Income	Average
Description of Loans	Impaired Loans	Balance	Allowance	Recognized	Balance
With Related Allowance recorded
Residential real estate	$730,223	$730,223	$167,185	$140,968	$897,955
Commercial real estate	403,768	403,768	381,983	69,553	389,960
Other real estate	-	-	-	-	-
Construction and land development	6,690,865	6,690,865	395,825	1,770,172	6,512,730
Commercial loans	75,000	75,000	3,484	8,441	82,509
Consumer loans	-	-	-	-	-
Total impaired loans	$7,899,856	$7,899,856	$948,478	$1,989,134	$7,883,154

With No Related Allowance recorded
Residential real estate	$726,740	$726,740	$-	$94,569	$622,509
Commercial real estate	2,673,055	2,673,055	-	1,046,739	3,462,866
Other real estate	-	-	-	-	-
Construction and land development	628,006	628,006	-	176,824	640,867
Commercial loans	385,221	385,221	-	63,319	482,449
Consumer loans	-	-	-	-	-
Total impaired loans	$4,413,022	$4,413,022	$-	$1,381,451	$5,208,691

TOTAL
Residential real estate	$1,456,963	$1,456,963	$167,185	$235,537	$1,520,464
Commercial real estate	3,076,823	3,076,823	381,983	1,116,292	3,852,826
Other real estate	-	-	-	-	-
Construction and land development	7,318,871	7,318,871	395,825	1,946,996	7,153,597
Commercial loans	460,221	460,221	3,484	71,760	564,958
Consumer loans	-	-	-	-	-
Total impaired loans	$12,312,878	$12,312,878	$948,478	$3,370,585	$13,091,845

Total interest income reported in the chart “Total Impaired Loans Segmented by With and Without a Related Allowance Recorded” for June 30, 2011 that was included in Note 4 to the consolidated financial statements contained in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 was overstated by $3,765,491 due to a clerical error.  The amount reported was $3,925.866, but it should have been $160,375.  A revised table for June 30, 2011 is set forth below.

Total Impaired Loans Segmented by Portfolio Segment With and Without a Related Allowance Recorded
June 30, 2011
	Recorded	Current		Interest
	Investment in	Loan	Related	Income	Average
Description of Loans	Impaired Loans	Balance	Allowance	Recognized	Balance

With Related Allowance recorded
Residential real estate	$968,513	$968,513	$250,226	$1,772	$964,448
Commercial real estate	5,029,924	5,029,924	656,846	120,777	5,030,067
Other real estate	-	-	-	-	-
Construction and land development	576,006	576,006	142,763	-	572,824
Commercial loans	39,631	39,631	13,227	714	39,676
Consumer loans	-	-	-	-	-
Total impaired loans	$6,614,074	$6,614,074	$1,063,062	$123,263	$6,607,015

With No Related Allowance recorded
Residential real estate	$205,754	$205,754	$-	$27,287	$222,067
Commercial real estate	605,468	605,468	-	9,825	602,177
Other real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
Total impaired loans	$811,222	$811,222	$-	$37,112	$824,244

TOTAL
Residential real estate	$1,174,267	$1,174,267	$250,226	$29,059	$1,186,515
Commercial real estate	5,635,392	5,635,392	656,846	130,602	5,632,244
Other real estate	-	-	-	-	-
Construction and land development	576,006	576,006	142,763	-	572,824
Commercial loans	39,631	39,631	13,227	714	39,676
Consumer loans	-	-	-	-	-
Total impaired loans	$7,425,296	$7,425,296	$1,063,062	$160,375	$7,431,259

Transactions in the allowance for loan losses were as follows:

	September 30, 2011	December 31, 2010	September 30, 2010

Beginning balance	$5,656,788	$2,845,364	$2,845,364
Provision charged to operations	3,875,000	4,910,000	1,985,000
Recoveries	75,554	19,677	18,552
	9,607,342	7,775,041	4,848,916
Loans charged off	5,386,708	2,118,253	1,979,819
Ending balance	$4,220,634	$5,656,788	$2,869,097

The following tables represent the allowance for loan losses and loan balances that are individually evaluated for impairment and loan balances collectively evaluated for possible impairment.

Allowance for Credit Losses and Loan Balances that are Individually and Collectively Evaluated for Possible Impairment
September 30, 2011
					Construction
			Residential	Commercial	and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for Credit Losses
Beginning Balance	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788
Charge-Offs	-	(517,852)	(1,287,678)	(1,033,650)	(2,530,352)	-	(15,579)	(1,597)	(5,386,708)
Recoveries	-	3,998	30,889	1,851	10,100	-	27,538	1,178	75,554
Provision	(123,105)	285,997	1,734,475	1,687,639	341,606	(167)	(67,009)	15,564	3,875,000
Ending Balance	$13,942	$448,256	$1,284,414	$1,780,691	$601,502	$1,955	$71,701	$18,173	$4,220,634

Ending Balance allocated to:
Loans individually evaluated for impairment	$-	$102,782	$523,029	$1,091,056	$191,023	$-	$-	$-	$1,907,890
Loans collectively evaluated for impairment	13,942	345,474	761,385	689,635	410,479	1,955	71,701	18,173	2,312,744
	$13,942	$448,256	$1,284,414	$1,780,691	$601,502	$1,955	$71,701	$18,173	$4,220,634

Allowance for Credit Losses and Loan Balances that are Individually and Collectively Evaluated for Possible Impairment
December 31, 2010
					Construction
			Residential	Commercial	and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for Credit Losses
Beginning Balance	$140,751	$728,049	$920,132	$643,430	$164,539	$2,782	$245,137	$544	$2,845,364
Charge-Offs	-	(166,779)	(888,040)	(951,603)	(7,040)	-	(101,162)	(3,629)	(2,118,253)
Recoveries	-	2,660	374	-	-	-	15,113	1,530	19,677
Provision	(3,704)	112,183	774,262	1,433,024	2,622,649	(660)	(32,337)	4,583	4,910,000
Ending Balance	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788

Ending Balance allocated to:
Loans individually evaluated for impairment	$-	$46,126	$217,644	$535,044	$2,494,664	$-	$-	$-	$3,293,478
Loans collectively evaluated for impairment	137,047	629,987	589,084	589,807	285,484	2,122	126,751	3,028	2,363,310
	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788

Allowance for Credit Losses and Loan Balances that are Individually and Collectively Evaluated for Possible Impairment
September 30, 2010
					Construction
			Residential	Commercial	and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for Credit Losses
Beginning Balance	$140,751	$728,049	$920,132	$643,430	$164,539	$2,782	$245,137	$544	$2,845,364
Charge-Offs	-	(166,779)	(784,972)	(951,603)	(7,040)	-	(66,112)	(3,313)	(1,979,819)
Recoveries	-	2,460	148	-	-	-	14,413	1,531	18,552
Provision	(43,112)	111,050	499,551	761,253	610,548	(775)	43,627	2,858	1,985,000
Ending Balance	$97,639	$674,780	$634,859	$453,080	$768,047	$2,007	$237,065	$1,620	$2,869,097

Ending Balance allocated to:
Loans individually evaluated for impairment	$-	$3,484	$167,186	$381,983	$395,825	$-	$-	$-	$948,478
Loans collectively evaluated for impairment	97,639	671,296	467,673	71,097	372,222	2,007	237,065	1,620	1,920,619
	$97,639	$674,780	$634,859	$453,080	$768,047	$2,007	$237,065	$1,620	$2,869,097

Credit Quality Indicators.

As part of the on-going monitoring of the quality of the Bank’s loan portfolio, management tracks certain credit quality indicators.  The Bank utilizes credit-score for all loans.  Loans are risk rated based on the scale below:

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

The following table illustrates classified loans by class.  Classified loans included loans in Risk Grades 5, 6, and 7 through 9.

September 30, 2011	Pass Watch	Special Mention	Substandard	Total

Commercial	$1,467,694	$-	$1,338,486	$2,806,180
Residential real estate	4,565,243	621,565	4,022,535	9,209,343
Commercial real estate	2,607,968	-	6,416,545	9,024,513
Construction and land development	312,251	-	661,416	973,667
Other real estate	-	-	43,655	43,655
Consumer	36,046	-	10,599	46,645
	$8,989,202	$621,565	$12,493,236	$22,104,003

December 30, 2010	Pass Watch	Special Mention	Substandard	Total

Commercial	$159,817	$39,722	$2,673,725	$2,873,264
Residential real estate	1,975,178	-	4,448,109	6,423,287
Commercial real estate	3,255,868	1,833,303	4,834,487	9,923,658
Construction and land development	301,009	-	10,012,172	10,313,181
Other real estate	-	-	43,646	43,646
Consumer	11,695	-	10,417	22,112
	$5,703,567	$1,873,025	$22,022,556	$29,599,148

The following table analyzes the age of past due and nonaccruing loans for the nine months ended September 30, 2011, the year ended December 31, 2010 and the nine months ended September 30, 2010.

			Greater than
	30-59 Days	60-89 Days	90 Days or	Total		Total	Loans 90 Days
September 30, 2011	Past Due	Past Due	Nonaccruing	Past Due	Current	Loans	and Accruing

Residential real estate	$1,951,431	$940,063	$4,112,780	$7,004,274	$66,474,321	$73,478,595	$122,997
Commercial real estate	1,027,295	524,525	3,716,754	5,268,574	60,005,430	65,274,004	-
Other real estate	123,922	-	-	123,922	19,255,634	19,379,556	-
Construction and land development	-	-	661,416	661,416	8,060,758	8,722,174	-
Commercial loans	467,208	70,941	122,646	660,795	25,085,987	25,746,782	-
Consumer loans	53,702	22,201	25,466	101,369	4,881,784	4,983,153	-
Total	$3,623,558	$1,557,730	$8,639,062	$13,820,350	$183,763,914	$197,584,264	$122,997

			Greater than
	30-59 Days	60-89 Days	90 Days or	Total		Total	Loans 90 Days
December 31, 2010	Past Due	Past Due	Nonaccruing	Past Due	Current	Loans	and Accruing

Residential real estate	$1,452,435	$1,258,246	$4,506,064	$7,216,745	$67,989,329	$75,206,074	$2,008,168
Commercial real estate	980,023	467,285	3,216,515	4,663,823	60,693,365	65,357,188	2,120,564
Other real estate	-	-	1,130,824	1,130,824	23,129,123	24,259,947	1,130,824
Construction and land development	-	-	2,180,150	2,180,150	11,223,615	13,403,765	1,022,686
Commercial loans	54,262	28,545	594,022	676,829	28,375,584	29,052,413	19,838
Consumer loans	122,969	25,878	66,563	215,410	5,373,420	5,588,830	66,563
Total	$2,609,689	$1,779,954	$11,694,138	$16,083,781	$196,784,436	$212,868,217	$6,368,643

			Greater than
	30-59 Days	60-89 Days	90 Days or	Total		Total	Loans 90 Days
September 30, 2010	Past Due	Past Due	Nonaccruing	Past Due	Current	Loans	and Accruing

Residential real estate	$2,288,674	$1,868,383	$3,394,136	$7,551,193	$66,955,635	$74,506,828	$1,148,574
Commercial real estate	741,632	-	2,638,173	3,379,805	61,807,439	65,187,244	1,533,694
Other real estate	546,592	546,592	44,295	1,137,479	22,075,852	23,213,331	44,295
Construction and land development	765,609	399,725	1,256,045	2,421,379	10,258,119	12,679,498	134,017
Commercial loans	306,006	143,681	575,928	1,025,615	28,578,525	29,604,140	1,913
Consumer loans	116,084	46,200	10,852	173,136	5,666,426	5,839,562	10,852
Total	$4,764,597	$3,004,581	$7,919,429	$15,688,607	$195,341,996	$211,030,603	$2,873,345

Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at September 30, 2011 and December 31, 2010, are as follows:

	September 30,	December 31,
	2011	2010

Residential real estate	$3,989,783	$2,497,896
Commercial real estate	3,716,753	1,095,951
Other real estate	-	-
Construction and land development	661,416	1,157,464
Commercial loans	122,646	574,184
Consumer loans	25,466	-
Total	$8,516,064	$5,325,495

Interest not accrued on nonaccrual loans	$592,889	$644,566

A loan will be returned to accrual status when all of the principal and interest amounts contractually due are brought current and management believes that future principal and interest amounts contractually due are reasonably assured, which belief is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

The modification of terms on a loan (restructuring) is considered a “troubled debt restructuring” if it is done to accommodate a borrower who is experiencing financial difficulties.  The lender may forgive principal, lower the interest rate or payment amount, or may modify the payment due dates or maturity date of the loan for a troubled borrower.  The Company’s troubled debt restructurings at September 30, 2011 are set forth in the following table:

	Troubled Debt Restructurings

			Paying as agreed	Past due
	Number of	Contract	under	30 days or more
	Contracts	balance	modified terms	Or non-accruing
September 30, 2011
Troubled Debt restructurings
Residential real estate	33	$5,504,329	$3,944,212	$1,560,117
Commercial real estate	26	7,834,330	4,362,773	3,471,557
Other real estate	4	1,028,422	1,028,422	-
Construction and land development	2	379,664	379,664	-
Commercial loans	0	-	-	-
Consumer loans	0	-	-	-
	65	$14,746,745	$9,715,071	$5,031,674

			Paying as agreed	Past due
	Number of	Contract	under	30 days or more
	Contracts	balance	modified terms	Or non-accruing
September 30, 2010
Troubled Debt restructurings
Residential real estate	21	$3,926,347	$3,255,857	$670,490
Commercial real estate	9	1,030,174	994,313	35,862
Other real estate	0	-	-	-
Construction and land development	3	1,067,251	542,251	525,000
Commercial loans	0	-	-	-
Consumer loans	0	-	-	-
	33	$6,023,772	$4,792,421	$1,231,352

5.           Commitments

Loan commitments are made to accommodate the financial needs of the Company’s customers.  Letters of credit commit the Company to make payments on behalf of customers when certain specified future events occur.  These obligations are not recorded in the Company’s financial statements.  The credit risks inherent in loan commitments and letters of credit are essentially the same as those involved in extending loans to customers, and these arrangements are subject to the Company’s normal credit policies.  The Company’s exposure to credit loss in the event the customer does not satisfy the terms of these arrangements equals the notional amount of the obligation less the value of any collateral.  The table below represents unfunded obligations at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010

Check loan lines of credit	$504,629	$468,621
Mortgage lines of credit	6,053,782	6,727,480
Other lines of credit	10,688,994	10,964,947
Undisbursed construction loan commitments	1,632,995	2,240,747
	$18,880,400	$20,401,795

Standby letters of credit	$1,946,388	$3,016,824

6.           Earnings Per Share

Earnings (loss) per common share is derived by dividing net income (loss) available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 779,512 for the three- and nine-month periods ended September 30, 2011 and 2010.

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

During the nine months ended September 30, 2011 and 2010, the Bank recognized net periodic costs for this plan of $230,637 and $230,861, respectively.  The Bank contributed $55,059 to the plan during the nine months ended September 30, 2011, compared to $136,351 for the first nine months of 2010.

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

Selected financial information by line of business, is included in the following table:

For the nine months ended September 30, 2011	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$6,396,772	$-	$-	$6,396,772
Provision for loan losses	3,875,000	-	-	3,875,000
Net interest income after provision	2,521,772	-	-	2,521,772

Noninterest revenue	872,681	995,920	-	1,868,601
Noninterest expense	5,109,079	730,721	-	5,839,800
Income before income taxes	(1,714,626)	265,199	-	(1,449,427)
Income taxes	(785,911)	104,608	-	(681,303)
Net income (loss)	$(928,715)	$160,591	$-	$(768,124)

Average assets	$248,155,189	$1,721,248	$(747,738)	$249,128,699

For the nine months ended September 30, 2010	Community banking	Insurance products and services	Intersegment Transactions	Consolidated Total

Net interest income	$6,670,049	$-	$-	$6,670,049
Provision for loan losses	1,985,000	-	-	1,985,000
Net interest income after provision	4,685,049	-	-	4,685,049

Noninterest revenue	879,287	958,606	-	1,837,893
Noninterest expense	4,890,796	703,774	-	5,594,570
Income before income taxes	673,540	254,832	-	928,372
Income taxes	206,245	100,702	-	306,947
Net income	$467,295	$154,130	$-	$621,425

Average assets	$247,585,518	$1,603,469	$(480,405)	$248,708,582

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

The Company measures securities available for sale at fair value on a recurring basis.  The following table summarizes securities available for sale measured at fair value on a recurring basis as of September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

Available for Sale	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U. S. Government Securities	$8,054,300	$8,054,300	$-	$-

The Company’s foreclosed real estate is measured at fair value on a nonrecurring basis, which means that the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of reduced property value).  Foreclosed real estate measured at fair value on a non-recurring basis during the nine months ended September 30, 2011 is reported at the fair value of the underlying collateral, assuming that the sale prices of  the properties will be their current appraised values.  Appraised values are estimated using Level 2 inputs based on observable market data and current property tax assessments.  Foreclosed real estate measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011 is as follows.

	Total	(Level 1)	(Level 2)	(Level 3)
Foreclosed real estate	$4,332,400	$-	$4,332,400	$-

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

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial assets
Cash and due from banks	$21,687,732	$21,687,732	$10,378,485	$10,378,485
Federal funds sold	7,017,000	7,017,000	1,016,000	1,016,000
Investment securities (total)	8,559,786	8,563,667	11,546,313	11,590,095
Federal Home Loan Bank and CBB Financial Corp. stock	1,764,600	1,764,600	2,151,600	2,151,600
Loans, net	193,363,630	193,111,586	207,295,877	208,116,545
Accrued interest receivable	1,042,394	1,042,394	1,360,708	1,360,708

Financial liabilities
Noninterest-bearing deposits	$38,815,215	$38,815,215	$36,219,753	$36,219,753
Interest-bearing deposits	158,333,002	161,263,342	153,420,977	157,626,964
Short-term borrowings	2,672,894	2,672,894	2,754,321	2,754,321
Federal Home Loan Bank advances	21,000,000	22,927,752	24,000,000	25,230,768
Accrued interest payable	268,887	268,887	414,758	414,758

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

It is not practicable to estimate the fair value of outstanding loan commitments, unused lines of credit, and letters of credit.

10.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
September 30, 2011	cost	gains	losses	Value
Available for Sale
U. S. government agency	$8,035,541	$24,209	$5,450	$8,054,300

Held to maturity
U. S. government agency	$500,924	$3,871	$-	$504,795
Mortgage-backed securities	4,562	10	-	4,572
	$505,486	$3,881	$-	$509,367

December 31, 2010
Available for Sale
U. S. government agency	$8,016,831	$18,949	$-	$8,035,780

Held to maturity
U. S. government agency	$3,505,278	$43,757	$-	$3,549,035
Mortgage-backed securities	5,255	25	-	5,280
	$3,510,533	$43,782	$-	$3,554,315

The table below shows the gross unrealized loss and fair value of securities that are in an unrealized loss position as of September 30, 2011, aggregated by length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	loss	value	loss	value	loss

U. S. Government Agency	$1,003,460	$5,450	$-	$-	$1,003,460	$5,450

Total	$1,003,460	$5,450	$-	$-	$1,003,460	$5,450

The debt securities for which an unrealized loss is recorded are issues of the U.S. Treasury, Federal Home Loan Bank (a U. S. government agency), and general and highly rated revenue obligations of states and municipalities. Fluctuations in fair value reflect market conditions, and are not indicative of an other-than-temporary impairment of the investment.

Contractual maturities and the amount of pledged securities are shown below.  Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to maturity
	Amortized	Fair	Amortized	Fair
September 30, 2011	cost	Value	cost	Value
Maturing
Within one year	$6,019,055	$6,031,890	$500,924	$504,795
Over one to five years	2,016,486	2,022,410	-	-
Mortgage-backed securities	-	-	4,562	4,572
	$8,035,541	$8,054,300	$505,486	$509,367

Pledged securities	$2,676,401	$2,678,289	$-	$-

December 31, 2010
Maturing
Within one year	$3,002,803	$3,017,460	$1,503,934	$1,533,625
Over one to five years	2,013,865	2,017,020	-	-
Mortgage-backed securities	-	-	5,255	5,280
	$5,016,668	$5,034,480	$1,509,189	$1,538,905

Pledged securities	$633,593	$637,127	$2,530,378	$2,562,778

Investments are pledged to secure the deposits of federal and local governments and as collateral for repurchase agreements.

11.	Recent Accounting Standards

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

The allowance for loan losses (“ALL”) represents management’s best estimate of identified and inherent losses in the loan portfolio as of the balance sheet date. Adequacy of the ALL is evaluated no less than quarterly.  Determining the amount of the ALL is difficult and calls for numerous subjective judgments as it relies on estimates of potential loss on individual loans, the effects of portfolio trends due to evolving market conditions, and other internal and external factors.

The ALL consists of formula-based reserves for potential losses in the balances of specific segments of the loan portfolio, specific reserve amounts for potential losses on loans management has identified as impaired, and unallocated reserves not associated with a specific loan or portfolio segment.

The Bank evaluates loan portfolio risk for the purpose of establishing an adequate ALL.  Management considers historical loss experience for all segments of the loan portfolio in order to determine an adequate level for the formula based portion of the ALL.  Different segments of the loan portfolio are evaluated based on loss experience using a 36-month rolling historical loss ratio.  Based on this evaluation, management applies a formula to current portfolio balances in the different portfolio segments, giving weight to portfolio segment size and loss experience for real estate construction and land development loans, other real estate secured loans, other loans to commercial borrowers and other personal loans to consumers.

Historical data may not present a complete prediction of loss potential in the current loan portfolio.  Bearing this in mind, management also evaluates trends in delinquencies, lending volume, and changes in lending practices and policies. Management further considers external factors such as current local and national economic conditions and trends, reviews by independent loan review vendors, reviews by our outside auditors, and the results of examinations by bank regulatory authorities.  Further information about the methodology used to determine the allowance is discussed below under the heading “Loan Quality”.

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

RESULTS OF OPERATIONS

Overview

For the three- and nine-month periods ended September 30, 2011, the Company reported a net loss of $430,366, or ($0.55) per share, and $768,124, or ($0.99) per share, respectively, compared to net income of $288,235, or $0.37 per share, and $621,425, or $0.80 per share, respectively, for the same periods in 2010.  The decreases for the three months (249.31%) and nine months (223.61%) ended September 30, 2011 over the same periods last year resulted primarily from decreased net interest income and increases in the loan loss provision and other operating expenses.  The Insurance Agency’s net income for the first nine months of 2011 increased by $6,461 to $160,591 when compared to the $154,130 realized for the same time period in 2010.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

The key performance measure for net interest income is the “net margin on interest-earning assets,” or net interest income divided by average interest-earning assets.  The Company’s net interest margin for the nine-month period ended September 30, 2011 was 4.01%, compared to 4.04% for the same period in 2010.  The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities.  The net margin may also be adversely impacted by a number of factors which cannot be predicted and are beyond our control.

Net interest income for the three-month period ended September 30, 2011 was $2,155,269, which represents an increase of $42,921 or 2.03% from net interest income for the same period in 2010.  Net interest income for the nine-month period ended September 30, 2011 was $6,396,772, which represents a decrease of $273,277 or 4.10% from the net interest income for the first nine months of 2010.  The primary contributor to the decrease was the reduction in interest earning assets.

Interest revenue for the three and nine months ended September 30, 2011 totaled $2,931,636 and $8,834,958, respectively, compared to $3,048,455 and $9,535,548, respectively, for the same periods last year, representing decreases of $116,819 or 3.83% and $691,590 or 7.25%, respectively.  We recorded a $533,939 decrease in interest earned on loans as a direct result of nonaccrual loan balances increasing when compared to the first nine months of 2010. Additionally, there was a $166,810 decrease in income on U. S. Government Agency securities for the first nine months of 2011 when compared to the same time period in 2010.  This decrease was the direct result of a $656,697 decline in the average balance of U.S. Government Agency securities and lower interest rates on securities as they re-priced when compared to the same period in 2010.

Interest expense for the three- and nine-month periods ended September 30, 2011 totaled $776,367 and $2,447,186, respectively, compared to $936,107 and $2,865,499, respectively, for the same periods last year, representing decreases of $159,740 or 17.06% and $418,313 or 14.60%, respectively.  The Company decreased its FHLB borrowings during the first nine months of 2011 from $24,000,000 at December 31, 2009 to $21,000,000 at September 30, 2010.  FHLB borrowings at September 30, 2010 were $24,000,000.  As a result, interest expense on borrowed funds for the first nine months of 2011 decreased $127,968 when compared to the nine months ended September 30, 2010.

A table of the Company’s average balances, interest and yields follows.

	For the nine months Ended			For the nine months Ended
	September 30, 2011			September 30, 2010
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$3,483,663	$4,397	0.17%	$1,446,565	$1,862	0.17%
Interest-bearing deposits	207,443	235	0.15%	43,625	63	0.19%
Investment securities:
U. S. government agency	9,872,859	92,077	1.25%	13,531,296	268,468	2.65%
FHLB of Atlanta &
CBB Financial Corp.. Stock	2,003,331	12,809	0.85%	2,363,351	5,988	0.34%
	11,876,190	104,886		15,894,647	274,456
Loans:
Demand and time	27,236,219	1,209,297	5.94%	27,544,150	1,183,039	5.74%
Mortgage	172,658,302	7,373,089	5.71%	176,033,250	7,868,542	5.98%
Installment	5,136,723	255,056	6.64%	6,308,184	309,920	6.57%
Total loans	205,031,244	8,837,442	5.76%	209,885,584	9,361,501	5.96%
Allowance for loan losses	4,051,718			3,099,666
Total loans, net of allowance	200,979,526	8,837,442	5.88%	206,785,918	9,361,501	6.05%
Total interest-earning assets	216,546,822	8,946,960	5.52%	224,170,755	9,637,882	5.75%
Non-interest-bearing cash	17,239,579			11,689,401
Premises and equipment	6,331,182			6,510,957
Other assets	9,011,116			6,337,469
Total assets	$249,128,699			$248,708,582

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$47,261,619	$41,353	0.12%	$46,149,438	$63,431	0.18%
Money market and supernow	11,361,880	18,937	0.22%	11,007,339	34,027	0.41%
Other time deposits	98,726,276	1,853,105	2.51%	96,530,726	2,106,282	2.92%
Total interest-bearing deposits	157,349,775	1,913,395	1.63%	153,687,503	2,203,740	1.92%
Borrowed funds	24,734,736	533,791	2.89%	28,401,635	661,759	3.12%
Total interest-bearing liabilities	182,084,511	2,447,186	1.80%	182,089,138	2,865,499	2.10%
Noninterest-bearing deposits	38,179,958			35,426,592
	220,264,469			217,515,730
Other liabilities	1,852,762			2,526,906
Stockholders’ equity	27,011,468			28,665,946
Total liabilities and stockholders equity	$249,128,699			$248,708,582
Net interest spread			3.73%			3.64%
Net interest income		$6,499,774			$6,772,383
Net margin on interest-earning assets			4.01%			4.04%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Analysis of Changes in Net Interest Income
	Nine months ended September 30,			Nine months ended September 30,
	2011 compared with 2010			2010 compared with 2011
	variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume
Earning assets
Federal funds sold	$2,572	$(37)	$2,535	$(5,342)	$(576)	$(5,918)
Interest-bearing deposits	188	(16)	172	(29)	35	6
Investment securities:
U. S. government agency	(59,590)	(116,801)	(176,391)	3,372	(167,174)	(163,802)
FHLB stock	(1,039)	7,860	6,821	(16)	863	847
Other	-	-	-	-	-	-
Loans:
Demand and time	(13,337)	39,595	26,258	(446,974)	(122,819)	(569,793)
Mortgage	(148,834)	(346,619)	(495,453)	265,375	(622,250)	(356,875)
Installment	(58,134)	3,270	(54,864)	129,449	(47,880)	81,569
Total interest revenue	(278,174)	(412,748)	(690,922)	(54,165)	(959,801)	(1,013,966)

Interest-bearing liabilities
Savings and NOW deposits	1,494	(23,572)	(22,078)	17,736	(13,347)	4,389
Money market and supernow	1,063	(16,153)	(15,090)	(19,979)	(7,252)	(27,231)
Other time deposits	46,969	(300,145)	(253,176)	234,207	(319,261)	(85,054)
Other borrowed funds	(81,427)	(46,541)	(127,968)	(484,545)	(67,615)	(552,160)
Total interest expense	(31,901)	(386,411)	(418,312)	(252,581)	(407,475)	(660,056)

Net interest income	$(246,273)	$(26,337)	$(272,610)	$198,416	$(552,326)	$(353,910)

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).
The variance that is due both to rate and volume is divided proportionally between the rate and volume variance.

Provision for Loan Losses

The provision for loan losses was $3,875,000 for the first nine months of 2011, compared to $1,985,000 for the same period of 2010.  The increase in the provision was in response to the increase in net charge-offs, and specific allocations for impaired loans.  Additional information regarding risk elements in the loan portfolio, the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses are discussed below in the section entitled “Loan Quality.”

Noninterest Revenue

Noninterest revenue for the three-month period ended September 30, 2011 totaled $607,809, which represents a decrease of 5.81% from the $645,287 recorded for the same period in 2010.  The decrease resulted primarily from a loss of $42,459 on the sale of foreclosed real estate, compared to a gain on foreclosed real estate of $51,091 for the same period in 2010.  For the first nine months of 2011, noninterest revenue was $1,868,801, compared to $1,784,378 for the same period last year, representing an increase of 4.72%.  The increase was mainly attributable to the $148,044, or 23.06%, increase to service charges on deposit accounts.  Insurance Agency contingency income increased $41,497, or 4.37%, over the first nine months 2010.  Insurance Agency contingency income is based on sales of new policies to customers and claims against existing policies for the prior year. In addition, we experienced a decrease in other noninterest revenue of $97,726, or 39.65%, when compared to the same period of 2010.

Noninterest Expense

The Company recorded noninterest expense of $2,097,740 and $5,839,800 for the three- and nine-month periods ended September 30, 2011, respectively, compared to $1,827,290 and $5,541,055, respectively, for the same periods in 2010, representing respective increases of $270,450, or 14.80%, and $298,745, or 5.39%.  The increases were mainly attributable to increased other operating expenses of $368,983 for the first nine months of 2011.  The items in other operating expenses contributing to the increases are other real estate expense increase of $339,657 and increased other expenses of $79,348.  These increases were offset by a $25,687 decrease in salaries and employee benefits and a $39,476 decrease in FDIC insurance assessments.

Income Tax Expense

The Company’s effective tax rate for the three- and nine-month periods ended September 30, 2011 was 45.2% and 47.0%, respectively, compared to 35.3% and 33.1%, respectively, for the same periods in 2010.  The Company recorded an income tax benefit of $354,296 and $681,303 for the three- and nine-months ended September 30, 2011, respectively, compared to the income tax expense of $157,110 and $306,947, respectively, for the same periods in 2010.  Losses before income tax during the three- and nine-month periods ended September 30, 2011 contributed to the decreases in income tax expense when compared to the same periods of last year.

FINANCIAL CONDITION

Overview

Total assets of the Company at September 30, 2011 were $248,966,885, compared to $245,792,415 at December 31, 2010, representing an increase of $3,174,470 or 1.29%.

Total liabilities at September 30, 2011 were $222,600,200, compared to $218,400,251 at December 31, 2010, representing an increase of  $4,199,949 or 1.92%.

Stockholders’ equity was $26,366,685 at September 30, 2011, compared to $27,392,164 at December 31, 2010, representing a decrease of $1,025,479.  The decrease was due to a net loss for the first nine months of 2011 totaling $768,124, plus a $115 decrease in the unrealized gains on securities available for sale net of income taxes and dividends paid to stockholders of $257,240.

Return on average equity for the nine months ended September 30, 2011 was (3.80)%, compared to 2.90% for the same period in 2010.  Return on average assets was (0.41)% for the nine months ended September 30, 2011, compared to 0.33% for the same period in 2010.

Composition of Loan Portfolio

At September 30, 2011, loans, net of the allowance for loan losses, were $193,363,630, a decrease of $13,932,247 since December 31, 2010.  Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin.  Average loans, net of the allowance for loan losses, were $200,979,526 and $206,785,918 during the first nine months of 2011 and 2010, respectively, which constituted 92.81% and 92.24% of average interest-earning assets for the respective periods.  For the nine months ended September 30, 2011, our average loan to deposit ratio was 102.79%, compared to 109.34% for the nine months ended September 30, 2010.  The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. Our ratio of average loans to deposits plus borrowed funds was 91.24% for the nine months ended September 30, 2011, compared to 95.07% for the nine months ended September 30, 2010.  The Company extends credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County.  There are no industry concentrations in our loan portfolio.  A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region, which is directly impacted by the local economy, will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention.  The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy.  Management believes that the allowance as of September 30, 2011 is adequate to cover possible losses in the loan portfolio identified as of that date; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

For significant problem loans, management's review consists of evaluation of the financial strengths of the borrowers and guarantors, the related collateral, and the effects of economic conditions.  The overall evaluation of the adequacy of the total allowance for loan losses is based on an three year analysis of historical loan loss ratios, loan charge-offs, delinquency trends, and previous collection experience, along with an assessment of the effects of external economic conditions.  The allowance may be increased to accommodate reserves for specific loans identified as substandard during management's loan review.  Net recoveries and/or decreases in loans may cause the allowance as a percentage of gross loans to exceed our target.  Historically, our regulators have discouraged negative provisions, however, management would consider a negative provision if warranted.

The provision for loan losses is a charge to earnings in the current period to replenish the allowance and maintain it at a level management has determined to be adequate.

The allowance for loan losses decreased to $4,220,634 at September 30, 2011, from $5,656,788 at December 31, 2010.  The provision for loan losses was $3,875,000 for the first nine months of 2011, compared to $1,985,000 for the same period of 2010.  The increase in the provision for loan losses in the first nine months of 2011 when compared to the same period of 2010 was in response to the increase in net charge-offs, the results of our quarterly review of the adequacy of the factors discussed previously, and specific allocations for impaired loans.  As of September 30, 2011 and December 31, 2010, the ratio of allowance for loan losses to gross loans was 2.14% and 2.66%, respectively.  As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate.  Additionally, the current nationwide recession has had a significant and adverse impact on real estate values and sales over the past 12 months.  Consequently, we have closely reviewed our loan portfolio and applied sensitivity analysis to collateral values to ensure that we are adequately measuring potential future losses.

Our policy is to obtain or perform updated collateral valuations on impaired loans at least annually to measure impaired loans for potential future losses.  Our valuations use staff evaluations, tax assessments, government assessment information, and evaluations and updated appraisals from licensed appraisers.  Impairment measurement is for potential future losses.  Collateral valuation is assessed and adjusted quarterly in light of general market conditions, the age and condition of the property, and adjoining property values and conditions.  Specific allocations of the allowance have been provided in instances in which management has determined that losses may occur.

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for loan Losses
	Nine months ended	Nine months ended	Year ended
	September 30,	September 30,	December 31,
	2011	2010	2010

Balance at beginning of year	$5,656,788	$2,845,364	$2,845,364
Loan losses:
Commercial	517,852	166,779	166,779
Mortgages	4,851,680	1,743,615	1,846,683
Consumer	17,176	69,425	104,791
Total loan losses	5,386,708	1,979,819	2,118,253
Recoveries on loans previously charged off
Commercial	3,998	2,460	2,660
Mortgages	42,840	148	374
Consumer	28,716	15,944	16,643
Total loan recoveries	75,554	18,552	19,677
Net loan losses	5,311,154	1,961,267	2,098,576
Provision for loan losses charged to expense	3,875,000	1,985,000	4,910,000
Balance at end of year	$4,220,634	$2,869,097	$5,656,788

Allowance for loan losses to loans outstanding	2.14%	1.36%	2.66%

As a general rule, a loan, or a portion thereof, is deemed uncollectable and is charged-off as and when required by bank regulatory guidelines, which provide that the loan, or portion thereof, should be charged-off when the Company becomes aware of the loss.  The Company becomes aware of a loss upon the occurrence of one or more triggering events, including, among other things, the receipt of new information about the borrower’s intent and/or ability to repay the loan, the severity of delinquency, the borrower’s bankruptcy, the detection of fraud, or the borrower’s death.  Management believes it has identified and charged off all significant losses in the loan portfolio, but there can be no assurance that additional losses will not occur in future periods.  The ratio of the allowance for loan losses to loans outstanding has increased due to the economic conditions being felt in our market area.

As a result of management’s ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms.  These loans are classified as nonaccrual even though the presence of collateral or the borrower’s financial strength may be sufficient to provide for ultimate repayment.  Interest on nonaccrual loans is recognized only when received.  A loan is generally placed in nonaccrual status when it is specifically determined to be impaired and it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that had been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income.  No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.  A loan will be returned to accrual status when all of the principal and interest amounts contractually due are brought current and management believes that future principal and interest amounts contractually due are reasonably assured, which belief is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

The Company had loans past due 90 days or more including nonaccrual loans of  $8,639,061, $7,923,834 and $11,694,138 at September 30, 2011, September 30, 2010 and December 31, 2010, respectively.  These loans are detailed below:

Risk Elements of Loan Portfolio

	Nine months	Nine months	For the Years
	Ended	Ended	Ended
	September 30,	September 30,	December 31,
	2011	2010	2010
Nonaccrual Loans
Commercial	$122,646	$574,014	$574,184
Mortgage	8,367,953	4,472,070	4,751,311
Consumer	25,466	0	-
	8,516,064	5,046,084	5,325,495
Accruing Loans Past Due 90 Days or More
Commercial	-	1,913	19,838
Mortgage	122,997	2,864,985	6,282,242
Consumer	-	10,852	66,563
	122,997	2,877,750	6,368,643
	$8,639,061	$7,923,834	$11,694,138

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful.  Management believes that it has identified all significant impaired loans as of September 30, 2011 and has made the appropriate charge to the Bank’s loan loss reserve.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $3,662,272 or 2.38% to $157,349,775 for the nine months ended September 30, 2011, from $153,687,503 for the same period in 2010.  Average noninterest-bearing deposits increased $2,753,366 or 7.77% to $38,179,958 for the nine months ended September 30, 2011, from $35,426,592 for the same period in 2010.  Average total deposits increased 3.39% or $6,415,638 to $195,529,733 for the nine months ended September 30, 2011 from $189,114,095 for the same period in 2010.  Average borrowed funds, primarily from the FHLB of Atlanta to fund loan demand, decreased 12.91% to $24,734,736 from $28,401,635 at September 30, 2010.

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

Short-term Borrowings

The following table sets forth our position with respect to short-term borrowings at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amount	Rate	Amount	Rate

Retail Repurchase Agreements	$2,672,894	1.28%	$2,754,321	1.76%

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

As of September 30, 2011, the Bank had lines of credit of $6,650,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds with correspondent banks.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business.  Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures.  The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets.  To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $11,650,000 from correspondent banks.  The Bank is also a member of the FHLB of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $28,478,065 of which $21,000,000 was advanced as of September 30, 2011.  We also have the ability to borrow secured funds through the Federal Reserve’s Discount window as necessary.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio).  In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels.  A comparison of the Company’s capital ratios as of September 30, 2011 to the minimum ratios required by federal banking regulators is presented below.

	Actual	Minimum Requirements	To Be Well Capitalized
Total risk-based capital	14.18%	8.00%	10.00%
Tier 1 risk-based capital	12.92%	4.00%	6.00%
Tier 1 leverage ratio	10.04%	4.00%	5.00%

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk.

The Company is a “smaller reporting company” and is not required to include the information required by this item.

Item 4.                     Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that Peoples Bancorp, Inc. files under the Securities and Exchange Act of 1934 with the Securities and Exchange Commission, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including its principal executive officer, who also serves as the principal accounting officer (the “CEO”), to allow for timely decisions regarding required disclosure.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls was carried out as of September 30, 2011 under the supervision and with the participation of management, including the CEO.  Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the third quarter of 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PEOPLES BANCORP, INC.

Date: November 10, 2011	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer
& Chief Financial Officer
(Principal Executive Officer &
Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of the Principal Executive Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)