Form 10-K
period 2011-12-31
PEOPLES BANCORP INC/MD
filed 2012-03-29
CIK 1060244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company(check one): Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $36,067,680.

The number of shares outstanding of the registrant’s common stock as of March 1, 2012 was 779,512.

Documents Incorporated by Reference

Portions of the definitive proxy statement to be filed with the SEC in connection with the registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PEOPLES BANCORP, INC.

FORM 10-K

This Annual Report on Form 10-K of Peoples Bancorp, Inc. (the “Company” and, together with its consolidated subsidiaries, “we”, “our” or “us”) contains forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Such statements include projections, predictions, expectations or statements as to beliefs or future events or results or refer to other matters that are not historical facts. Forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking statements contained in this annual report are based on various factors and were derived using numerous assumptions. In some cases, you can identify these forward-looking statements by words like “may”, “will”, “should”, “expect”, “plan”, “anticipate”, intend”, “believe”, “estimate”, “predict”, “potential”, or “continue” or the negative of those words and other comparable words. You should be aware that those statements reflect only our predictions. If known or unknown risks or uncertainties should materialize, or if underlying assumptions should prove inaccurate, actual results could differ materially from past results and those anticipated, estimated or projected. You should bear this in mind when reading this annual report and not place undue reliance on these forward-looking statements. Factors that might cause such differences include, but are not limited to:

•	the risk that the weak national and local economies and depressed real estate and credit markets caused by the recent global recession will continue to decrease the demand for loan, deposit and other financial services and/or increase loan delinquencies and defaults;

•	changes in market rates and prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet;

•	our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	the effect of legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial services industry;

•	competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	the effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”), the Public Company Accounting Oversight Board and other regulatory agencies; and

•	the effect of fiscal and governmental policies of the United States federal government.

You should also consider carefully the Risk Factors contained in Item 1A of Part I of this annual report, which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. The risks discussed in this annual report are factors that, individually or in the aggregate, management believes could cause our actual results to differ materially from expected and historical results. You should understand that it is not possible to predict or identify all such factors. Consequently, you should not consider such disclosures to be a complete discussion of all potential risks or uncertainties.

The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I

Item 1.        Business.

General

The Company was incorporated under the laws of Maryland on December 10, 1996 and is a financial holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Company’s sole business is acting as the parent company to The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Subsidiary”). The Bank has one subsidiary, PB Land Trust, which is a Maryland statutory trust that was organized to acquire, hold and dispose of real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure (the “Land Trust”).

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

Other services include cash management services, safe deposit boxes, travelers checks, internet banking, direct deposit of payroll and social security checks, and automatic drafts for various accounts. The Bank is associated with a regional network of automated teller machines that may be used by our customers throughout Maryland and other regions. We also offer non-deposit investment products, such as insurance and securities products, through broker-dealer relationships.

Information about our revenues, net income and assets derived from our operations in the community banking segment for each of the years ended December 31, 2011 and 2010 may be found in our Consolidated Financial Statements and Notes thereto, which are included in Item 8 of Part II of this annual report.

Investment Activities

We maintain a portfolio of investment securities to provide liquidity and income. The current portfolio amounts to approximately 3.60% of our total assets and is invested primarily in U.S. government agency and mortgage-backed securities.

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

Insurance Activities

The Insurance Subsidiary is located in Chestertown, Kent County, Maryland and Cecilton, Cecil County, Maryland. The Insurance Subsidiary offers a full range of property and casualty insurance products and services to customers in our market area.

Seasonality

Management does not believe that our business activities are seasonal in nature. Demand for our products and services may vary depending on local and national economic conditions, but management believes that any variation will not have a material impact on our planning or policy-making strategies.

Employees

At March 1, 2011, we employed 70 persons, of which 62 were employed on a full-time basis.

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

The following table sets forth deposit data for Kent County, Maryland as of June 30, 2011, the most recent date for which comparative information is available:

Institution	Offices In Market Area	Deposits (in thousands)	Market Share
The Peoples Bank (f/k/a Peoples Bank of Kent County, Maryland)	5	180,738	35.87%
PNC Bank National Assn	4	133,143	26.43%
Chesapeake Bank & Trust Co	2	69,220	13.74%
Branch Banking & Trust Co	2	48,094	9.55%
CNB (f/k/a The Centreville National Bank of Maryland)	2	44,604	8.85%
SunTrust Bank	1	28,011	5.56%

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

Regulation of Financial Holding Companies

In November 1999, the federal Gramm-Leach-Bliley Act (the “GLB Act”) was signed into law. Effective in pertinent part on March 11, 2000, the GLB Act revised the BHC Act and repealed the affiliation provisions of the Glass-Steagall Act of 1933, which, taken together, limited the securities, insurance and other non-banking activities of any company that controls an FDIC insured financial institution. Under the GLB Act, a bank holding company can elect, subject to certain qualifications, to become a “financial holding company.” The GLB Act provides that a financial holding company may engage in a full range of financial activities, including insurance and securities underwriting and agency activities, merchant banking, and insurance company portfolio investment activities, with new expedited notice procedures.

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

On October 14, 2008, the FDIC announced the creation of the Temporary Liquidity Guarantee Program (the “TLGP”) to decrease the cost of bank funding and, hopefully, normalize lending. This program is comprised of two components. The first component guarantees senior unsecured debt issued between October 14, 2008 and June 30, 2009. The guarantee will remain in effect until June 30, 2012 for such debts that mature beyond June 30, 2009. The second component, called the Transaction Accounts Guarantee Program (“TAG”), provided full coverage for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.25% or less, regardless of account balance, initially until December 31, 2009. The TAG program expired on December 31, 2010. We elected to participate in both programs and paid additional FDIC premiums in 2010 as a result. FDIC insurance reduced in 2011 due to the use of a new assessment base that uses assets and tier one capital in the assessment calculation.

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

The Dodd-Frank Act’s significant regulatory changes include the creation of a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the “Consumer Protection Bureau”), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred securities issuances from counting as Tier 1 capital. These developments may limit our future capital strategies. The other provisions of the Dodd-Frank Act will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. In particular, the Dodd-Frank Act will require us to invest significant management attention and resources so that we can evaluate the impact of this law and make any necessary changes to our product offerings and operations.

Deposit Insurance

Deposits at the Bank are insured through the Deposit Insurance Fund, which is administered by the FDIC, and the Bank is required to pay quarterly deposit insurance premium assessments to the FDIC. The Deposit Insurance Fund was created pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 8, 2006. This law (i) required the then-existing $100,000 deposit insurance coverage to be indexed for inflation (with adjustments every five years, commencing January 1, 2011), and (ii) increased the deposit insurance coverage for retirement accounts to $250,000 per participant, subject to adjustment for inflation. Effective October 3, 2008, however, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted and, among other things, temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. EESA initially contemplated that the coverage limit would return to $100,000 after December 31, 2009, but the expiration date has since been extended to December 31, 2012. The coverage for retirement accounts did not change and remains at $250,000. On July 21, 2010, as part of the Dodd-Frank Act, the current standard maximum deposit insurance amount was permanently raised to $250,000.

The Reform Act also gave the FDIC greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments. On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based deposit assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009. This prepayment did not include the assessments for TLGP participation or the FICO assessment that will be billed quarterly. It was also announced that the assessment rate will increase by 3 basis points effective January 1, 2011. The prepayment will be accounted for as a prepaid expense to be amortized quarterly. The prepaid assessment will qualify for a zero risk weight under the risk-based capital requirements. The Bank’s three-year prepaid assessment was $1,022,585. The Bank expensed a total of $244,266 in FDIC premiums during 2011.

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

As of December 31, 2011, the Company and the Bank were deemed to be “well capitalized.” For more information regarding the capital condition of the Company and the Bank, see Item 7 of Part II of this annual report under the caption “Capital.”

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

Item 1A.        Risk Factors.

The significant risks and uncertainties related to us, our business and the Company’s securities of which we are aware are discussed below. You should carefully consider these risks and uncertainties before making investment decisions in respect of the Company’s securities. Any of these factors could materially and adversely affect our business, financial condition, operating results and prospects and could negatively impact the market price of the Company’s securities. If any of these risks materialize, you could lose all or part of your investment in the Company. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations. You should also consider the other information contained in this annual report, including our financial statements and the related notes, before making investment decisions.

Risks Relating to the Business of the Company and its Subsidiaries

The Company’s future depends on the successful growth of its subsidiaries.

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

The majority of our business is concentrated in Maryland, a significant amount of which is concentrated in real estate-secured lending, so a decline in the local economy and real estate markets could adversely impact our financial condition and results of operations.

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

The national and local economies have significantly weakened during the past two years in part due to the widely-reported problems in the sub-prime mortgage loan market and the resulting meltdown of the financial services industry as a whole. As a result, real estate values across the country, including in our market areas, have decreased and the general availability of credit, especially credit to be secured by real estate, has also decreased. These conditions have made it more difficult for real estate owners and owners of loans secured by real estate to sell their assets at the times and at the prices they desire. Not only has this impacted the demand for credit to finance the acquisition and development of real estate, but it has also impaired the ability of banks, including the Bank, to sell real estate acquired through foreclosure. In the case of real estate acquisition, construction and development projects that we have financed, these challenging economic conditions have caused some of our borrowers to default on their loans. Because of the deterioration in the market values of real estate collateral caused by the recession, banks, including the Bank, have been unable to recover the full amount due under their loans when forced to foreclose on and sell real estate collateral. As a result, the Bank has realized significant impairments and losses in it loan portfolio, which have materially and adversely impacted our financial condition and results of operations. These conditions and their consequences are likely to continue until the nation fully recovers from the recent economic recession. Management cannot predict the extent to which these conditions will cause future impairments or losses, nor can it provide any assurances as to when, or if, economic conditions will improve.

Our significant amount of real estate-secured commercial loans could subject us to increased regulatory scrutiny and directives, which could force us to preserve or raise capital and/or limit our future commercial lending activities.

The FRB and the FDIC, along with the other federal banking regulators, issued guidance in December 2006 entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” directed at institutions who have particularly high concentrations of commercial real estate loans within their lending portfolios. This guidance suggests that these institutions face a heightened risk of financial difficulties in the event of adverse changes in the economy and commercial real estate markets. Accordingly, the guidance suggests that institutions whose concentrations exceed certain percentages of capital should implement heightened risk management practices appropriate to their concentration risk. The guidance provides that banking regulators may require such institutions to reduce their concentrations and/or maintain higher capital ratios than institutions with lower concentrations in commercial real estate. Based on our concentration of commercial acquisition and development and construction lending as of December 31, 2011, we may be subject to heightened supervisory scrutiny during future examinations and/or be required to take steps to address our concentration and capital levels. Management cannot predict the extent to which this guidance will impact our operations or capital requirements.

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

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate values, rapid changes in interest rates and the monetary and fiscal policies of the federal government. Our profitability is in part a function of the spread between the interest rates earned on assets and the interest rates paid on deposits and other interest-bearing liabilities (i.e., net interest income), including advances from the Federal Home Loan Bank (the “FHLB”) of Atlanta. Interest rate risk arises from mismatches (i.e., the interest sensitivity gap) between the dollar amount of repricing or maturing assets and liabilities. If more assets reprice or mature than liabilities during a falling interest rate environment, then our earnings could be negatively impacted. Conversely, if more liabilities reprice or mature than assets during a rising interest rate environment, then our earnings could be negatively impacted. Fluctuations in interest rates are not predictable or controllable. There can be no assurance that our attempts to structure our asset and liability management strategies to mitigate the impact on net interest income of changes in market interest rates will be successful in the event of such changes.

The market value of our investments could decline.

As of December 31, 2011, we had classified 99.95% of our investment securities as available-for-sale pursuant to Investments – Debt and Equity Securities No. 320 (“ASC 320”) relating to accounting for investments. ASC 320 requires that the available-for-sale portfolio be “marked to market” and that unrealized gains and losses be reflected as a separate item in stockholders’ equity (net of tax) as accumulated other comprehensive income. The remaining investment securities are classified as held-to-maturity in accordance with ASC 320, and are stated at amortized cost.

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

In response to the banking crisis that began in 2008 and the resulting national recession, the federal government took drastic steps to help stabilize the credit market and the financial industry. These steps included the enactment of EESA, which, among other things, raised the basic limit on federal deposit insurance coverage to $250,000, and the FDIC’s adoption of the TLGP, which, under the TAG portion, provides full deposit insurance coverage through June 30, 2010 for non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.50% or less, regardless of account balance. The TLGP was extended to December 31, 2012 and includes non-interest bearing transaction deposit accounts, IOLTAs, and NOW accounts with interest rates of 0.25% or less, regardless of account balance. The TLGP requires participating institutions, like us, to pay 10 basis points per annum for the additional insured deposits. These actions will cause our regulatory expenses to increase. Additionally, due in part to the failure of several depository institutions around the country since the banking crisis began, the FDIC imposed an emergency insurance assessment to help restore the Deposit Insurance Fund and further required insured depository institutions to prepay their estimated quarterly risk-based deposit assessments through 2012 on December 30, 2009. Given the current state of the national economy, there can be no assurance that the FDIC will not impose future emergency assessments or further revise its rate structure.

In addition, and as noted above, the Dodd-Frank Act recently became law and implements significant changes in the financial regulatory landscape that will impact all financial institutions, including the Company and the Bank. The Dodd-Frank Act is likely to increase our regulatory compliance burden. It is too early, however, for us to assess the full impact that the Dodd-Frank Act may have on our business, financial condition or results of operations. Many of the Dodd-Frank Act’s provisions require subsequent regulatory rulemaking. The Dodd-Frank Act’s significant regulatory changes include the creation of the Consumer Protection Bureau a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection, that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and states’ attorneys general may enforce consumer protection rules issued by the Bureau of Consumer Financial Protection. The Dodd-Frank Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital. These restrictions will limit our future capital strategies. The Dodd-Frank Act also increases regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions. Although certain provisions of the Dodd-Frank Act, such as direct supervision by the Bureau of Consumer Financial Protection, will not apply to banking organizations with less than $10 billion of assets, such as First United Corporation and the Bank, the changes resulting from the legislation will impact our business. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

Recent amendments to the FRB’s Regulation E may negatively impact our non-interest income.

On November 12, 2009, the FRB announced the final rules amending Regulation E (“Reg E”) that prohibit financial institutions from charging fees to consumers for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts-in, to the overdraft service for those types of transactions. Compliance with this regulation is effective July 1, 2010 for new consumer accounts and August 15, 2010 for existing consumer accounts. These new rules negatively impacted certain non-interest income in 2011 by approximately 3.92% when compared to 2010, the effect of which is included in service charge income on the statement of operations.

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

Safeguarding our business and customer information increases our cost of operations. To the extent that we, or our third party vendors, are unable to prevent the theft of or unauthorized access to this information, our operations may become disrupted, we may be subject to claims, and our net income may be adversely affected.

Our business depends heavily on the use of computer systems, the Internet and other means of electronic communication and recordkeeping. Accordingly, we must protect our computer systems and network from break-ins, security breaches, and other risks that could disrupt our operations or jeopardize the security of our business and customer information. Moreover, we use third party vendors to provide products and services necessary to conduct our day-to-day operations, which exposes us to risk that these vendors will not perform in accordance with the service arrangements, including by failing to protect the confidential information we entrust to them. Any security measures that we or our vendors implement, including encryption and authentication technology that we use to effect secure transmissions of confidential information, may not be effective to prevent the loss or theft of our information or to prevent risks associated with the Internet, such as cyber-fraud. Advances in computer capabilities, new discoveries in the field of cryptography, or other developments could permit unauthorized persons to gain access to our confidential information in spite of the use of security measures that we believe are adequate. Any compromise of our security measures or of the security measures employed by our vendors of our third party could disrupt our business and/or could subject us to claims from our customers, either of which could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B.        Unresolved Staff Comments.

The Company is a “smaller reporting company” and, thus, this Item 1B is not applicable.

Item 2.        Properties.

Other than for our operating purposes, we do not invest in real estate. We operate branches at the following locations:

Location	Type of Office	Square Footage
100 Spring Avenue in Chestertown, Maryland 21620	Main Office	16,000
600 Washington Avenue, Chestertown, Maryland 21620	Branch	3,500
166 North Main Street, Galena, Maryland 21635	Branch	2,000
21337 Rock Hall Avenue, Rock Hall, Maryland 21661	Branch	2,000
31905 River Road, Millington, Maryland 21651	Branch	2,584
1005 Sudlersville Road, Church Hill, Maryland 21623	Branch	2,584
223 East Main Street, Sudlersville, Maryland 21668	Branch	2,584
100 Talbot Boulevard, Chestertown, Maryland 21620	Insurance Subsidiary	3,000
116 North Bohemia Avenue, Cecilton, Maryland 21913	Insurance Subsidiary	225

Except for the Insurance Subsidiary’s branch located in Cecilton, Maryland, we own all of the foregoing properties. We also own property located off of Route 544 in Chestertown, Maryland which is being held for possible future expansion purposes.

Item 3.        Legal Proceedings

We are not a party to, nor is any of our properties the subject of, any material legal proceedings other than routine litigation arising in the ordinary course of business. In the opinion of management, no such proceeding will have a material adverse effect on our financial condition or results of operations.

Item 4.        Mine Safety Disclosures

This item is not applicable.

PART II

Item 5.        Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2012, the Company had 623 stockholders of record. Although certain brokers make a market in the shares of the Company’s common stock through the Over-the-Counter Bulletin Board (“OTCBB”) operated by The NASDAQ Stock Market, we believe there is no established trading market for the shares of common stock, that transactions are infrequent, and that most transactions are privately negotiated. Management cannot predict whether any market will develop in the near future. Market information for the Company’s common stock may be found at the OTCBB’s Internet website, www.otcbb.com, under the symbol “PEBC”. The information contained in or accessed through that website is not part of this annual report or incorporated herein by reference. The following table sets forth, to the best knowledge of the Company, the high and low sales prices for the shares of the Company’s common stock, along with the cash dividends paid, for each quarterly period of 2010 and 2011. There may have been sales during these periods of which the Company is not aware. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

	2010			2011
	Price Range		Dividends	Price Range		Dividends
	High	Low		High	Low
First Quarter	$92.00	$60.00	$0.45	65.00	$51.95	$0.22
Second Quarter	65.00	40.00	0.45	65.00	60.00	0.11
Third Quarter	65.00	50.00	0.45	62.00	47.00	0.00
Fourth Quarter	65.00	65.00	0.45	50.00	45.00	0.00

The last sale known to the Company occurred on February 24, 2012 and the sales price reported through the OTCBB was $45.00 per share.

Cash dividends are at the discretion of the Board of Directors, based upon such factors as operating results, financial condition, capital adequacy, regulatory requirements, and stockholder return. The Company’s ability to pay dividends is limited by federal and Maryland law and is generally dependent on the ability of the Bank to declare and pay dividends to the Company, which is also limited by law. For more information regarding these limitations, see Item 1A of Part I of this annual report under the caption, “Our ability to pay dividends is limited.” There can be no assurance that dividends will be declared in any fiscal quarter. In 2010 and 2011, the Company paid cash dividends to stockholders totaling $1,403,122 and $257,239, respectively. On January 14, 2011, the Company’s Board of Directors reduced the quarterly cash dividend on the common stock for the fourth quarter of 2010 to $.22 per share from $.45 per share for the third quarter of 2010. The quarterly cash dividend declared on common stock for the first quarter of 2011 was declared at $.11 per share on April 14, 2011. As the result of our year-to-date loss and after consultation with the FRB, the Company’s Board voted to eliminate the quarterly cash dividend on the shares of common stock until the Company returns to positive earnings that will support the payment of dividends.

The transfer agent for the shares of common stock of the Company is:

The Peoples Bank

100 Spring Avenue

Chestertown, Maryland 21620

410-778-3500

The Company and its affiliates (as defined by Exchange Act Rule 10b-18) did not purchase any shares of the Company’s common stock during the three-month period ended December 31, 2011.

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

Overview

For the year ended December 31, 2011 and December 31, 2010, we recorded net losses of $1,987,281 and $373,535. Basic and diluted net loss per share was $2.55 for 2011, compared to basic and net loss per share of $.48 for 2010.

Return on average assets decreased to (.80)% for 2011 from (.15)% for 2010. Return on average stockholders’ equity for 2011 was (7.41)%, compared to (1.31)% for 2010. Average assets increased to $249,612,448 in 2011, representing a .29% increase when compared to 2010. Average loans net of allowance for loan losses decreased 4.58% in 2011 to $198,723,080. During 2011, average deposits increased 3.59% to $196,708,790 when compared to 2010. Average stockholders’ equity for the year ended December 31, 2011 decreased 6.16% over 2010, totaling $26,836,434.

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

The allowance for loan losses (“ALL”) represents management’s best estimate of identified and inherent losses in the loan portfolio as of the balance sheet date. Adequacy of the ALL is evaluated no less than quarterly. Determining the amount of the ALL is difficult and calls for numerous subjective judgments as it relies on estimates of inherent loss on individual loans, the effects of portfolio trends due to evolving market conditions, and other internal and external factors.

The ALL consists of formula-based reserves for inherent losses in the balances of specific segments of the loan portfolio, specific reserve amounts for inherent losses on loans management has identified as impaired, and unallocated reserves not associated with a specific loan or portfolio segment.

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

RESULTS OF OPERATIONS

We reported a net loss of $1,987,281 for the year ended December 31, 2011, compared to a net loss of $373,535 for the year ended December 31, 2010. Basic and diluted net loss per share for the years ended December 31, 2011 and December 31, 2010 was $2.55 and $0.48, respectively. The higher loss in 2011 ($1,613,746 or 432.02%) when compared to 2010 was the direct result of a $1,640,000 increase in our provision for loan losses in 2011 to $6,550,000 from $4,910,000 in 2010. The increased provision was due primarily to increased losses in our loan portfolio during 2011.

Net Interest Income

The primary source of our income is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings. The level of net interest income is determined primarily by the average balance of interest-earning assets and funding sources and the various rate spreads between our interest-earning assets and our interest-bearing funding sources. The table “Average Balances, Interest, and Yields” that appears below shows our average volume of interest-earning assets and interest-bearing liabilities for 2011 and 2010, and related income/expense and yields. Changes in net interest income from period to period result from increases or decreases in the volume of interest-earning assets and interest-bearing liabilities, and increases or decreases in the average rates earned and paid on such assets and liabilities. The volume of interest-earning assets and interest-bearing liabilities is affected by the ability to manage the earning-asset portfolio (which includes loans), and the availability of particular sources of funds, such as noninterest bearing deposits. The table “Analysis of Changes in Net Interest Income” shows the amount of net interest income change from rate changes and from volume changes.

For the year ended December 31, 2011, net interest income decreased $499,209, or 5.52%, to $8,537,654 from $9,036,863 for the year ended December 31, 2010. The decrease in net interest income in 2011 was the result of a $1,095,266 decrease in interest income offset by a $596,057 decrease in interest expense. In 2011, deposits increased but our borrowed funds decreased with loan demand. Net interest income decreased because the yield earned on loans declined faster than yields on deposits and borrowed funds. The yield on interest-earning assets on a fully taxable equivalent basis was 5.77% in 2010 and 5.52% in 2011, with the combined effective rate on deposits and borrowed funds following the same fluctuation by decreasing from 2.08% in 2010 to 1.75% in 2011.

The key performance measure for net interest income is the “net margin on interest-earning assets”, or net interest income divided by average interest-earning assets. Our net interest margin for 2011 and 2010 on a fully taxable equivalent basis was 4.04% and 4.09%, respectively. Management attempts to maintain a net margin on interest-earning assets of 4.50% or higher. The net margin may decline, however, if competition increases, loan demand decreases, or the cost of funds rises faster or declines slower than the return on loans and securities. Although such expectations are based on management’s judgment, actual results will depend on a number of factors that cannot be predicted with certainty, and fulfillment of management’s expectations cannot be assured.

Average Balances, Interest, and Yields

	For the Year Ended			For the Year Ended
	December 31, 2011			December 31, 2010
	Average			Average
	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Federal funds sold	$4,385,386	$6,404	0.15%	$1,338,039	$2,433	0.18%
Interest-bearing deposits	257,999	431	0.17%	42,530	88	0.21%
Investment securities:
U. S. government agency	9,573,552	110,785	1.16%	13,033,449	315,862	2.42%
FHLB of Atlanta &
CBB Financial Corp. Stock	1,923,037	16,636	0.87%	2,320,287	8,305	0.36%
	11,496,589	127,421		15,353,736	324,167	%
Loans
Business Loans	26,936,217	1,610,098	5.98%	28,168,323	1,612,031	5.72%
Mortgage loans	170,770,616	9,775,658	5.72%	176,460,817	10,611,050	6.01%
Personal loans	5,081,613	335,576	6.60%	6,168,924	401,426	6.51%
Total loans	202,788,446	11,721,332	5.78%	210,798,064	12,624,507	5.99%
Allowance for loan losses	4,065,366			3,148,200
Total loans, net of allowance	198,723,080	11,721,332	5.90%	207,649,864	12,624,507	6.08%
Total interest-earning assets	214,863,054	11,855,588	5.52%	224,384,169	12,951,195	5.77%
Non-interest-bearing cash	19,127,133			11,721,212
Premises and equipment	6,318,539			6,493,792
Other assets	9,303,722			6,296,970
Total assets	$249,612,448			$248,896,143

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$47,529,136	$53,344	0.11%	$45,714,413	$82,960	0.18%
Money market and supernow	11,807,400	23,546	0.20%	11,127,627	42,807	0.38%
Other time deposits	98,522,114	2,401,344	2.44%	97,006,196	2,795,184	2.88%
Total interest-bearing deposits	157,858,650	2,478,234	1.57%	153,848,236	2,920,951	1.90%
Borrowed funds	24,248,093	702,772	2.90%	27,902,456	855,923	3.07%
Total interest-bearing liabilities	182,106,743	3,181,006	1.75%	181,750,692	3,776,874	2.08%
Noninterest-bearing deposits	38,850,140			36,043,099
	220,956,883			217,793,791
Other liabilities	1,819,131			2,505,653
Stockholders’ equity	26,836,434			28,596,699
Total liabilities and stockholders equity	$249,612,448			$248,896,143
Net interest spread			1.27%			3.69%
Net interest income		$8,674,582			$9,174,321
Net margin on interest-earning assets			4.04%			4.09%

Interest on tax-exempt loans and investments are reported on a fully taxable equivalent basis (a non GAAP financial measure).

Analysis of Changes in Net Interest Income

	Year ended December 31,			Year ended December 31,
	2011 compared with 2010			2010 compared with 2009
	variance due to			variance due to
	Total	Rate	Volume	Total	Rate	Volume
Earning assets
Federal funds sold	$3,971	$(566)	$4,537	$(7,267)	$728	$(7,995)
Interest-bearing deposits	343	(20)	363	(8)	102	(110)
Investment securities:
U. S. government agency	(205,077)	(135,987)	(69,090)	(238,125)	(221,018)	(17,107)
FHLB & CBB Financial Corp. stock	8,331	9,970	(1,639)	627	818	(191)
Loans:
Demand and time	(1,933)	70,134	(72,067)	(405,428)	(121,467)	(283,961)
Mortgage	(835,392)	(499,827)	(335,565)	(234,660)	(613,911)	379,251
Installment	(65,850)	5,872	(71,722)	(191,282)	(116,672)	(74,610)
Total interest revenue	(1,095,607)	(550,424)	(545,183)	(1,076,143)	(1,071,420)	(4,723)

Interest-bearing liabilities
Savings and NOW deposits	(29,616)	(32,791)	3,175	(3,541)	(9,057)	5,516
Money market and supernow	(19,261)	(21,734)	2,473	(20,032)	(22,296)	2,264
Other time deposits	(393,840)	(436,901)	43,061	(130,669)	(393,822)	263,153
Other borrowed funds	(153,151)	(45,404)	(107,747)	(676,368)	(137,713)	(538,655)
Total interest expense	(595,868)	(536,830)	(59,038)	(830,610)	(562,888)	(267,722)

Net interest income	$(499,207)	$(13,594)	$(486,145)	$(245,533)	$(508,532)	$262,999

Notes:

(1)	Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).
(2)	The variance that is due both to rate and volume is divided proportionally between the rate and volume variance.

Noninterest Revenue

Noninterest revenue for the 12 months ended December 31, 2011 was $2,421,168, compared to $2,305,062 for same period in 2010. This increase resulted from a $50,155 increase in the Insurance Subsidiary’s insurance commissions and a $41,125 increase in service charges on deposit accounts when compared to 2010. Additionally, there was a net loss of $77,827 on the sale of foreclosed real estate, compared to a net loss of $53,515 in 2010, and an increase in other income of $49,138.

The following table presents the principal components of noninterest revenue for the years ended December 31, 2011 and 2010:

Noninterest Revenue

	2011	2010
Service charges on deposit accounts	$897,996	$856,871
Insurance commissions	1,233,112	1,182,957
Loss on sale of foreclosed real estate	(77,827)	(53,515)
Other noninterest revenue	367,887	318,749
Total noninterest revenue	$2,421,168	$2,305,062

Noninterest revenue as a percentage of total revenue	17.12%	15.25%

Noninterest Expense

Noninterest expense for the 12-month period ended December 31, 2011 increased by $410,103, or 5.72%, to $7,583,753, from $7,173,650 in 2010. This increase was attributable to the increases in the Bank’s foreclosed real estate expense of $392,936, or 290.65%, directors fees of $26,590, or 18.17%, and professional fees of $58,301, or $44.53%, offset by decreases of $16,903, or 24.79%, to public relations and contribution expenses and $56,061, or 16.87%, in regulatory assessments.

The following table presents the principal components of noninterest expense for the years ended December 31, 2011 and 2010:

Noninterest Expense

	2011	2010

Compensation and related expenses	$3,977,538	$3,952,737
Occupancy expense	500,849	515,091
Furniture and equipment expense	330,404	345,097
Data processing and correspondent bank costs	664,598	681,718
Director fees	172,938	146,348
Postage	103,254	110,799
Office supplies	87,896	96,054
Professional fees	189,234	130,933
Printing and stationery	7,629	14,905
Public relations and contributions	51,285	68,188
Telephone	41,931	43,747
Regulatory assessments	276,247	332,308
Loan products	15,310	13,825
Foreclosed real estate expense	528,128	135,192
Advertising	53,457	59,532
Insurance	34,016	37,687
Other	549,039	489,489

Total noninterest expense	$7,583,753	$7,173,650

Noninterest expense as a percentage of total expense	47.43%	46.30%

Income Taxes

We file consolidated federal and state income tax returns. Our effective income tax rate was 37.4% in 2011 and 49.60% in 2010.

Results for the Fourth Quarter of 2010

During the fourth quarters of 2011 and 2010, we recorded a net loss of $1,219,156 and $994,960, respectively. Correspondingly, we recorded a net loss per share of $1.56 for the forth quarter of 2011 and $1.28 for the fourth quarter of 2010. The higher loss in 2011 resulted from a $225,931 decrease in net interest income, offset by a decrease of $250,000 in the provision for loan loss, a $50,487 increase in compensation and related expenses and a $53,279 increase in forclosed real estate expense when compared to 2010.

The Company recorded net interest income of $2,140,883 for the fourth quarter of 2011, which represents a $225,931 decrease over the $2,366,814 recorded for the three months ended December 31, 2010. The decrease was due primarily to loan revenues and borrowed funds interest expense reducing in direct correlation to the reduction in loan and borrowed funds account balances. Deposit balances increased during this period and interest expense decreased as the direct result of lower interest rates for the period and the repricing of matured time deposits at lower rates. Comparing the fourth quarter of 2011 to the fourth quarter of 2010, interest revenue decreased $403,676, with $380,428 of this decrease resulting from a decrease in loan interest expense. Interest expense decreased $177,745, with $140,664 of this decrease resulting from a decrease in borrowed funds interest expense. The provision for loan losses for the fourth quarter of 2011 decreased by $250,000 to $2,675,000 when compared to the fourth quarter of 2010.

Noninterest income for the fourth quarter of 2011 increased $31,883 to $552,567 when compared to the same period of 2010. This increase was due primarily to a $64,230 increase in service charges and an $8,658 increase in insurance commissions, offset by a $16,720 loss on the sale of forclosed real estate and a $24,285 decrease in other income for the fourth quarter of 2011 when compared to the fourth quarter of 2010.

Total noninterest expense increased $111,357 to $1,743,952 for the quarter ended December 31, 2011, from $1,632,595 for the corresponding quarter of 2010. This increase primarily resulted from a $53,279 increase in foreclosed real estate expense and a $50,487 increase compensation and related expenses. We have reduced those expenses that are under management’s control and constantly attempts to increase overall income.

FINANCIAL CONDITION

Assets

Total assets increased 3.00% to $253,158,228 at December 31, 2011 when compared to assets at December 31, 2010. Average total assets for 2011 were $249,612,448, an increase of .29% from 2010. The loan portfolio represented 92.49% of average earning assets in 2011, compared to 92.54% in 2010, and was the primary source of income for the Company.

Funding for loans is provided primarily by core deposits, securities repurchase agreements, and FHLB borrowings. Total deposits increased 7.15% to $203,195,268 at December 31, 2011 when compared to 2010.

Composition of Loan Portfolio

Because loans are expected to produce higher yields than investment securities and other interest-earning assets (assuming that loan losses are not excessive), the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $198,723,080 and $207,649,864 for 2011 and 2010, respectively, which constituted 92.49% and 92.54% of average interest-earning assets for the respective years. At December 31, 2011, our loan to deposit ratio was 92.95%, compared to 109.31% at December 31, 2010, while the ratio of average loans to average deposits was 101.02% and 109.35% for 2011 and 2010, respectively. The securities sold under agreements to repurchase function like deposits with the securities providing collateral in place of the FDIC insurance. The Bank also borrows from correspondent banks and the FHLB to fund loans. Our ratio of average loans to average deposits plus average borrowed funds was 89.94% for the year ended December 31, 2011, compared to 95.34% for the year ended December 31, 2010. We extend loans primarily to customers located in and near Kent County, Queen Anne’s County and Cecil County in Maryland. There are no industry concentrations in our loan portfolio. A substantial portion of our loans are, however, secured by real estate and, accordingly, the real estate market in the region will influence the performance of our loan portfolio.

The following table sets forth the composition of our loan portfolio at December 31, 2011 and 2010:

Composition of Loan Portfolio

	2011		2010
		Percent		Percent
	Amount	of total	Amount	of total
Commercial	$23,714,668	12.28%	$29,052,413	13.65%
Real estate – residential	72,620,650	37.61%	75,206,074	35.33%
Real estate - commercial	83,938,292	43.47%	89,617,135	42.10%
Construction	7,919,498	4.10%	13,403,765	6.30%
Consumer	4,901,916	2.54%	5,588,830	2.62%
Total loans	193,095,024	100.00%	212,868,217	100.00%
Deferred costs, net of deferred fees	76,723		84,448
Allowance for loan losses	(4,295,541)		(5,656,788)
Net loans	$188,876,206		$207,295,877

The following table sets forth the maturity distribution, classified according to sensitivity to changes in interest rates, for selected components of our loan portfolio at December 31, 2011:

Loan Maturity Schedule and Sensitivity to Changes in Interest Rates

	December 31, 2011
	One year or less	Over one through five	Over five years	Total

Commercial	$22,284,183	$1,333,124	$97,361	$23,714,668
Real estate – residential	44,012,071	28,441,897	166,682	72,620,650
Real estate - commercial	48,845,537	35,092,755	-	83,938,292
Construction	6,724,622	1,086,115	108,761	7,919,498
Consumer	3,905,384	971,623	24,909	4,901,916
Total	$125,771,797	$66,925,514	$397,713	$193,095,024

Fixed interest rate	$115,252,260	$66,913,123	$397,713	$182,563,096
Variable interest rate	10,519,537	12,391	-	10,531,928
Total	$125,771,797	$66,925,514	$397,713	$193,095,024

At December 31, 2011, $10,531,928, or 5.45%, of the total loans were either variable-rate loans or loans written on demand.

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

Loan Quality

The allowance for loan losses represents a reserve for inherent losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management’s judgment about factors affecting loan quality and assumptions about the economy. Management considers the year-end allowance appropriate and adequate to cover inherent losses in the loan portfolio; however, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

Risk Elements of Loan Portfolio

	For the Years Ended December 31,
	2011	2010

Non-Accrual Loans	$9,465,430	$5,325,495
Accruing Loans Past Due 90 Days or More	107,206	6,368,643

During the previous year management reevaluated how loans were placed in a nonaccrual status. As the result loans are now placed in nonaccrual at the time they reach 90 days past due unless management’s review of the loan determines the collateral is sufficient to discharge the debt in full or the loan is in the process of collection.

The following table, “Allocation of Allowance for Loan Losses”, shows the specific allowance applied by loan type and also the general allowance included in the allowance for loan losses at December 31, 2011 and 2010:

	2011	2010

Commercial	$342,962	$676,113
Residential real estate	1,467,947	806,728
Commercial real estate	1,608,829	1,124,851
Construction and land development	777,031	2,780,148
Other real estate	9,755	2,122
Consumer	65,539	126,751
Overdraft	1,047	3,028
Unallocated	22,431	137,047
Total	$4,295,541	$5,656,788

The provision for loan losses is a charge to earnings in the current period to replenish the allowance for loan losses and maintain it at a level management has determined to be adequate. The provision for loan losses was $6,550,000 in 2011, which represents an increase of $1,640,000 over the $4,910,000 that was recorded in 2010. We added to our reserves in anticipation of inherent losses in connection with the higher than normal balances of nonaccrual loans. The following table shows information about the allowance for loan losses for each of the last two years:

Allowance for loan Losses

	Year ended	Year ended
	December 31,	December 31,
	2011	2010
Balance at beginning of year	$5,656,788	$2,845,364
Loans charged off:
Commercial	669,862	166,779
Mortgages	7,310,607	1,846,683
Consumer	19,850	104,791
Total loan losses	8,000,319	2,118,253
Recoveries on loans previously charged off
Commercial	6,498	2,660
Mortgages	53,565	374
Consumer	29,009	16,643
Total loan recoveries	89,072	19,677
Net loan losses	7,911,247	2,098,576
Provision for loan losses charged to expense	6,550,000	4,910,000
Balance at end of year	$4,295,541	$5,656,788

Allowance for loan losses to loans outstanding	2.22%	2.66%

Net charge-offs to average loans	3.90%	1.00%

As a result of management’s ongoing review of the loan portfolio, a loan is considered impaired when, based on current information and events, management believes that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. The accrual of interest is discontinued when principal or interest is ninety days past due or when the loan is determined to be impaired, unless collateral is sufficient to discharge the debt in full and the loan is in process of collection. When a loan is placed in nonaccrual status, all interest that had been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

We had nonperforming loans of $9,572,636 and $11,694,138 at December 31, 2011 and 2010, respectively. Management considers the nonaccrual loans and loans over 90 days past due to be nonperforming loans. We had $4,122,400 and $1,201,600 in foreclosed other real estate at December 31, 2011 and 2010, respectively. After our borrowers default, we acquire real estate securing our loans either by taking title by deed in lieu of foreclosure or through foreclosure. The real estate is placed in foreclosed other real estate after we take title. During 2011, the Bank added a large parcel valued at approximately $2,500,000 to foreclosed other real estate. Foreclosed other real estate is considered part of non-performing assets.

Investment Securities

Our security portfolio is categorized as available-for-sale and held to maturity. Investment securities classified as available-for-sale are held for an indefinite period of time and may be sold in response to changing market and interest rate conditions or for liquidity purposes as part of our overall asset/liability management strategy. Available-for-sale securities are carried at market value, with unrealized gains and losses excluded from earnings and reported as a separate component of other comprehensive income included in stockholders’ equity, net of applicable income taxes. We do not currently follow a strategy of making security purchases with a view of near-term resales and, therefore, do not own any securities classified as trading securities. Management intends to hold investment securities classified as held-to-maturity until they mature. Held-to maturity securities are recorded at amortized cost. For additional information about the investment portfolio, see Note 3 to the Consolidated Financial Statements, which are included in Item 8 of Part II of this annual report.

The following table sets forth the maturities of the investment portfolio as of December 31, 2011.

	Available for Sale		Held to maturity
	Amortized	Fair	Amortized	Fair
December 31, 2011	cost	Value	cost	Value
Maturing
Within one year.	$4,011,267	$4,017,270	$-	$-
Over one to five years	5,043,086	5,059,720	-	-
Mortgage-backed securities	-	-	4,303	4,370
	$9,054,353	$9,076,990	$4,303	$4,370

Pledged securities	$2,671,734	$2,682,359	$-	$-

Liquidity Management

Liquidity describes our ability to meet financial obligations that arise during the normal course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of customers and to fund current and planned expenditures. Liquidity is derived through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets. The funds invested in federal funds sold also provide liquidity, as do lines of credit, overnight federal funds, and reverse repurchase agreements available from correspondent banks. The aggregate amount available from correspondent banks under all lines of credit at December 31, 2011 was $11,650,000. The Bank has a partially funded line of credit from the FHLB of Atlanta under which it may borrow up to $29,482,946 through any combination of notes or line of credit advances. As of December 31, 2011, the Bank had borrowed $20,000,000 as line of credit advances. The Bank was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit. This line is secured by the Bank’s residential mortgage loan portfolio. Additionally, the Bank has a secured line of credit with the Federal Reserve Discount Window under which it may borrow approximately $18,000,000.

Average liquid assets (cash and amounts due from banks, interest bearing deposits in other banks, federal funds sold, and investment securities available for sale) were 16.29% of average deposits for 2011, compared to 10.38% for 2010.

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

The interest rate sensitivity position at December 31, 2011 is presented in the table “Interest Sensitivity Analysis”. The difference between rate-sensitive assets and rate-sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. We were asset-sensitive for the three month, twelve month and over five year time horizons and liability sensitive in the after one year and within five year time horizon. For asset-sensitive institutions, if interest rates should decrease, the net interest margins should decline. Because all interest rates and yields do not adjust at the same velocity, the gap is only a general indicator of rate sensitivity.

Interest Sensitivity Analysis

	December 31, 2011
	Within	After three	After one
	Three	but within	but within	After
	Months	12 months	five years	five years	Total
Assets
Earning assets
Interest-bearing deposits	$210,299	$250,000	$-	$-	$460,299
Federal funds sold	9,018,000	-	-	-	9,018,000
Investment securities
Available for sale	2,004,120	2,013,150	5,059,720	-	9,076,990
Held to maturity	-	-	4,303	-	4,303
Restricted stock	-	-	-	1,601,400	1,601,400
Loans	75,837,962	49,933,835	66,925,514	397,713	193,095,024
Total earning assets	$87,070,381	$52,196,985	$71,989,537	$1,999,113	$213,256,016
Liabilities
Interest-bearing liabilities
Money market and Supernow	$13,095,200	$-	$-	$-	$13,095,200
Savings and NOW deposits	50,736,832	-	-	-	50,736,832
Certificates $100,000 and over	1,247,587	3,328,336	29,809,165	519,963	34,905,051
Certificates under $100,000	3,149,111	5,197,518	53,704,029	200,236	62,250,894
Securities sold under repurchase agreements & federal funds purchased	1,914,007	-	1,002,893	-	2,916,900
Notes payable	14,000,000	3,000,000	3,000,000	-	20,000,000
Total interest-bearing liabilities	$84,142,737	$11,525,854	$87,516,087	$720,199	$183,904,877

Period gap	$2,927,644	$40,671,131	$(15,526,550)	$1,278,914	$29,351,139
Cumulative gap	2,927,644	43,598,775	28,072,225	29,351,139	29,351,139
Ratio of cumulative gap to total earning assets	1.37%	20.44%	13.16%	13.76%	13.76%

From time to time, we may also employ other methods to assess our interest rate sensitivity, such as simulation models to quantify the effect a hypothetical immediate upward or downward change in rates would have on net interest income and the fair value of capital.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing liabilities increased $356,051, or .20%, to $182,106,743 in 2011, from $181,750,692 in 2010. Average interest-bearing deposits increased $4,010,414, or 2.61%, to $157,858,650 in 2011 from $153,848,236 in 2010. Correspondingly, average demand deposits increased $2,807,041, or 7.79%, to $38,850,140 in 2011 from $36,043,099 in 2010.

Total deposits at December 31, 2011 were $203,195,268, an increase of 7.15% when compared to deposits of $189,640,730 at December 31, 2010.

The following table sets forth deposits by category at December 31, 2011 and 2010:

.

	2011		2010
		Percent of		Percent of
	Amount	Deposits	Amount	Deposits
Demand deposit accounts	$42,207,291	20.77%	$35,219,753	18.57%
Savings and NOW accounts	50,736,832	24.97%	45,538,267	24.02%
Money market accounts	13,095,200	6.44%	10,778,134	5.68%
Time deposits less than $100,000	62,250,893	30.64%	63,187,359	33.32%
Time deposits of $100,000 or more	34,905,052	17.18%	34,917,217	18.41%
Total deposits	$203,195,268	100.00%	$189,640,730	100.00%

Core deposits, which exclude certificates of deposit of $100,000 or more, provide a relatively stable funding source for our loan portfolio and other earning assets. Our core deposits increased $13,566,703 during 2011, primarily due to competitor’s branch closing in our service area. In the past, deposits, particularly core deposits, have been our primary source of funding and have enabled us to meet our short-term liquidity needs. In recent years, we have borrowed from correspondent banks and the FHLB of Atlanta to meet liquidity needs. The maturity distribution of our time deposits over $100,000 at December 31, 2011 is shown in the following table.

Maturities of Certificates of Deposit and Other Time Deposits of $100,000 or More

	December 31, 2011
	Within three months	After three through six months	After six through 12 months	After 12 months	Total
Certificates of Deposit - $100,000 or more	$1,247,587	$2,375,634	$952,702	$30,329,129	$34,905,052

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

The average balance of borrowings decreased $3,654,363, or 13.10%, in 2011 when compared to 2010. The average balance of borrowings decreased $17,182,103, or 38.11%, in 2010. The decrease in 2011 when compared to 2010 was due primarily to the fact that loan demand has reduced and we were able to reduce our lines of credit, particularly at the FHLB of Atlanta, during 2011.

Short-term Borrowings

The following table sets forth our position with respect to short-term borrowings for each of the last two years ended December 31:

	2011		2010
	Amount	Rate	Amount	Rate

At year end:
Repurchase Agreements	$2,916,900	0.21%	$2,754,321	0.38%

Average for the year:
Retail Repurchase Agreements	$2,478,167	1.53%	$2,324,268	1.76%
Federal Funds purchased	0	0.00%	107	0.63%

Maximum Month End Balance:
Retail Repurchase Agreements	$6,993,283		$7,956,138
Federal Funds purchased	0		27,000

The Bank may borrow up to approximately $29,000,000 from the FHLB of Atlanta through any combination of notes or line of credit advances. Both the notes payable and the line of credit are secured by a floating lien on all of the Bank’s real estate mortgage loans. The Bank was required to purchase shares of capital stock in the FHLB of Atlanta as a condition to obtaining the line of credit.

We provide collateral of 105% of the repurchase agreement balances by pledging U.S. Government Agency securities.

The Bank has lines of credit of $6,650,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds with correspondent banks at December 31, 2011. The bank has a secured line of credit with the Federal Reserve Discount Window of approximately $18,000,000.

Capital

Under the capital adequacy guidelines of the FRB and the FDIC, the Company and the Bank are required to maintain minimum capital ratios. These requirements are described above in Item 1 or Part I under “SUPERVISION AND REGULATION—Capital Requirements.” At December 31, 2011 and 2010, the Company and the Bank were considered “well-capitalized.” The table below compares the capital ratios of the Bank with the regulatory minimums. The Company’s only assets in 2011 other than its equity interest in the Bank were its equity interest in the Insurance Subsidiary and a small amount of cash. The value of the equity interest in the Insurance Subsidiary at December 31, 2011 did not cause the Company’s capital ratios as of December 31, 2011 to materially differ from the Bank’s ratios.

Analysis of Capital

		Actual Ratios	Actual Ratios
	Required	2011	2010
	Minimums	Bank	Bank
Total risk-based capital ratio	8.0%	13.7%	14.3%
Tier I risk-based capital ratio	4.0%	12.4%	13.0%
Tier I leverage ratio	4.0%	9.5%	10.5%

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

The following accounting guidance has been approved by the Financial Accounting Standards Board and would apply to the Company if the Company or Bank entered into an applicable activity. Some of these new pronouncements become effective in 2011.

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

Item 8.          Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Peoples Bancorp, Inc.

Chestertown, Maryland

We have audited the accompanying consolidated balance sheets of Peoples Bancorp, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peoples Bancorp, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Rowles & Company, LLP

Baltimore, Maryland
March 24, 2012

PEOPLES BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS	DECEMBER 31,

	2011	2010

Cash and due from banks	$27,613,717	$10,378,485
Federal funds sold	9,018,000	1,016,000
Cash and cash equivalents	36,631,717	11,394,485
Securities available for sale	9,076,990	8,035,780
Securities held to maturity (fair value of $4,370 and $3,554,315)	4,303	3,510,533
Federal Home Loan Bank and CBB Financial Corp. stock, at cost	1,601,400	2,151,600
Loans, less allowance for loan losses of $4,295,541 and $5,656,788	188,876,206	207,295,877
Premises and equipment	6,186,844	6,389,781
Goodwill and intangible assets	547,932	603,988
Accrued interest receivable	1,087,971	1,360,708
Deferred income taxes	1,678,922	2,367,847
Foreclosed real estate	4,122,400	1,201,600
Other assets	3,343,543	1,480,216
	$253,158,228	$245,792,415

LIABILITIES AND STOCKHOLDERS' EQUITY

	2011	2010

Deposits
Noninterest bearing checking	$42,207,291	$35,219,753
Savings and NOW	50,736,832	45,538,267
Money market	13,095,200	10,778,134
Other time	97,155,945	98,104,576
	203,195,268	189,640,730

Securities sold under repurchase agreements	2,916,900	2,754,321
Federal Home Loan Bank advances	20,000,000	24,000,000
Accrued interest payable	345,359	414,758
Other liabilities	1,886,780	1,590,442
	228,344,307	218,400,251
Stockholders' equity
Common stock, par value $10 per share; authorized 1,000,000 shares; issued and outstanding 779,512 shares	7,795,120	7,795,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	14,844,222	17,088,742
Accumulated other comprehensive income Unrealized gain on securities available for sale	13,707	11,474
Unfunded liability for defined benefit plan	(759,994)	(424,038)
	24,813,921	27,392,164
	$253,158,228	$245,792,415

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	YEARS ENDED DECEMBER 31,

	2011	2010

Interest and dividend revenue
Loans, including fees	$11,591,338	$12,505,705
U.S. government agency securities	104,758	297,851
Federal funds sold	6,404	2,433
Other	16,160	7,937
Total interest and dividend revenue	11,718,660	12,813,926

Interest expense
Deposits	2,478,234	2,920,951
Borrowed funds	702,772	856,112
Total interest expense	3,181,006	3,777,063

Net interest income	8,537,654	9,036,863

Provision for loan losses	6,550,000	4,910,000
Net interest income after provision for loan losses	1,987,654	4,126,863
Noninterest revenue
Service charges on deposit accounts	897,996	856,871
Insurance commissions	1,233,112	1,182,957
Loss on sale of foreclosed real estate	(42,827)	(53,515)
Other noninterest revenue	367,887	318,749
Total noninterest revenue	2,456,168	2,305,062
Noninterest expense
Salaries	2,979,382	3,004,709
Employee benefits	998,156	948,028
Occupancy	500,849	515,091
Furniture and equipment	330,404	345,097
Data processing and correspondent fees	664,598	681,718
Forclosed real estate expense	563,128	135,192
Other operating	1,582,236	1,543,815
Total noninterest expense	7,618,753	7,173,650

Loss before income tax benefits	(3,174,931)	(741,725)

Income tax (benefit)	(1,187,650)	(368,190)

Net loss	$(1,987,281)	$(373,535)

Loss per common share - basic and diluted	$(2.55)	$(0.48)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES

Statements of Comprehensive Income

	Years Ended December 31,
	2011	2010

Net income (loss)	$(1,987,281)	$(373,535)

Other comprehensive income
Unrealized gain/loss on securities available for sale	3,687	11,990
Change in underfunded status of defined beinefit plan	(554,795)	447,446
	(551,108)	459,436
Income Tax relating to items above	217,385	(180,363)
Other comprehensive income	(333,723)	279,073

Total comprehensive income	$(2,321,004)	$(94,462)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 and 2010

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders
	Shares	Par value	capital	earnings	income	equity

Balance, December 31, 2009	779,512	$7,795,120	$2,920,866	$18,865,399	$(691,637)	$28,889,748

Net loss	-	-	-	(373,535)	-	(373,535)
Change in underfunded status of defined benefit plan net of income taxes of $176,261	-	-	-	-	271,185	271,185
Unrealized gain on investment securities available for sale net of income taxes of $4,102	-	-	-	-	7,888	7,888
Cash dividend, $1.80 per share	-	-	-	(1,403,122)	-	(1,403,122)

Balance, December 31, 20010	779,512	7,795,120	2,920,866	17,088,742	(412,564)	27,392,164

Net loss	-	-	-	(1,987,281)	-	(1,987,281)
Change in underfunded status of defined benefit plan net of income taxes of $218,839	-	-	-	-	(335,956)	(335,956)
Unrealized gain on investment securities available for sale net of income taxes of $1,454	-	-	-	-	2,233	2,233
Cash dividend, $.33 per share	-	-	-	(257,239)	-	(257,239)

Balance, December 31, 2011	779,512	$7,795,120	$2,920,866	$14,844,222	$(746,287)	$24,813,921

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,

	2011	2010

Cash flows from operating activities
Interest received	$12,045,938	$12,949,311
Fees and commissions received	2,463,995	2,358,577
Interest paid	(3,340,180)	(3,801,715)
Cash paid to suppliers and employees	(8,904,491)	(6,210,301)
Income taxes paid	2,093,677	(978,679)
	4,358,939	4,317,193
Cash flows from investing activities
Proceeds from maturities and calls of investment securities
Held to maturity	3,500,946	6,551,030
Available for sale	6,000,000	1,000,000
Purchase of investment securities
Available for sale	(7,079,054)	(6,022,073)
Redemption of Federal Home Loan Bank stock	550,200	249,600
Purchase of CBB Financial Corp. stock	-	-
Loans made, net of principal collected	7,109,360	(8,722,941)
Purchase of premises, equipment, and software	(142,495)	(235,041)
Proceeds from sale of foreclosed real estate	1,479,459	428,485
	11,418,416	(6,750,940)
Cash flows from financing activities
Net increase (decrease) in
Time deposits	(948,631)	3,535,326
Other deposits	14,503,168	(7,145,504)
Securities sold under repurchase agreements and federal funds purchased	162,579	(163,018)
Federal Home Loan Bank advances, net of repayments	(4,000,000)	(4,000,000)
Dividends paid	(257,239)	(1,403,122)
	9,459,877	(9,176,318)

Net increase (decrease) in cash and cash equivalents	25,237,232	(11,610,065)

Cash and cash equivalents at beginning of year	11,394,485	23,004,550

Cash and cash equivalents at end of year	$36,631,717	$11,394,485

PEOPLES BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	YEARS ENDED DECEMBER 31,

	2011	2010

Reconciliation of net loss to net cash provided by operating activities
Net loss	$(1,987,281)	$(373,535)

Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of premiums and accretion of discounts	46,816	27,796
Provision for loan losses	6,550,000	4,910,000
Depreciation and software amortization	340,722	354,426
Amortization of intangible assets	56,056	67,672
Write-down of foreclosed real estate	309,500	50,000
Gain on sale of foreclosed real estate	42,827	53,515
Deferred income taxes	906,027	(1,185,153)
Decrease (increase) in Accrued interest receivable	272,737	89,447
Prepaid income taxes	-	(161,716)
Other assets	(1,858,617)	508,829
Increase (decrease) in
Deferred origination fees and costs, net	7,725	18,142
Accrued interest payable	(159,174)	(24,652)
Other liabilities	(168,399)	(17,578)
	$4,358,939	$4,317,193
Non cash transactions
Transfer of foreclosed real estate	$4,752,586	$398,600

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

Principles of consolidation

The consolidated financial statements include the accounts of the Peoples Bancorp, Inc., the Bank, and the Insurance Subsidiary. The Bank has one subsidiary, PB Land Trust, which is a Maryland statutory trust that was formed to acquire, hold and dispose of real estate that the Bank acquires by deed in lieu of foreclosure or through foreclosure (the “Land Trust”). The accounts of the Land Trust are included in the Bank’s accounts. Intercompany balances and transactions have been eliminated.

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

The Insurance Subsidiary operates from one location in Kent County and one in Cecil County. They provide a full range of insurance products to businesses and consumers. Product lines include property, casualty, life, marine, long-term care and health insurance.

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

Federal Home Loan Bank stock and CBB Financial Corp.

Federal Home Loan Bank stock and CBB Financial Corp. stock are carried at cost, which approximates fair value. Both stocks are restricted as to their ability to resale and trade in a limited market. As a member of the Federal Home Loan Bank, the Bank is required to purchase stock based on its total assets. Additional stock is purchased and redeemed based on the outstanding Federal Home Loan Bank advances to the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies (Continued)

Loans and allowance for loan losses

Loans are stated at their outstanding unpaid principal balance adjusted for deferred origination costs, deferred origination fees, and the allowance for loan losses.

Interest on loans is accrued based on the principal amounts outstanding. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the related loan yield using the interest method. The accrual of interest is discontinued when it is not reasonable to expect collection of interest under the original terms. As a result of management’s ongoing review of the loan portfolio, loans are classified as nonaccrual when it is not reasonable to expect collection of interest under the original terms. These loans are classified as nonaccrual even though the presence of collateral or the borrower’s financial strength may be sufficient to provide for ultimate repayment. Interest on nonaccrual loans is recognized only when received. A loan is generally placed in nonaccrual status when it is specifically determined to be impaired or it becomes 90 days or more past due. When a loan is placed in nonaccrual status, all interest that had been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

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

The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are classified as impaired. For loans that are classified as impaired, an allowance is established when the collateral value, if the loan is collateral dependent, or the discounted cash flows of the impaired loan is lower that the carrying value of that loan. The general component covers nonclassified loans and is based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, management believes that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis. Loans may be placed on non-accrual status regardless of whether or not such loans are considered past due. The accrual of interest is discontinued when principal or interest is ninety days past due or when the loan is determined to be impaired, unless collateral is sufficient to discharge the debt in full and the loan is in process of collection. When a loan is placed in nonaccruing status, any interest previously accrued but unpaid is reversed from interest revenue. Interest payments received on nanaccrual loans are generally recorded as a reduction of principal, but may be recorded as cash basis income depending on management’s judgment on the a loan by loan basis. A loan will be returned to accrual status when all of the principal and interest amounts contractually due are brought current and management believes that future principal and interest amounts contractually due are reasonably assured, which belief is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

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

Goodwill and intangible assets

In 2007, the Company acquired the Insurance Subsidiary and recorded goodwill of $273,000 and other intangible assets of approximately $550,000.

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

Per share data

Basic earnings(loss) per share is calculated by dividing net income(loss) available to common stockholders by the weighted-average number of common shares outstanding and does not include the effect of any potentially dilutive common stock equivalents. Diluted earnings(loss) per share is calculated by dividing net income(loss) by the weighted-average number of shares outstanding, adjusted for the dilutive effect of stock-based awards. There is no dilutive effect on the loss per share during loss periods. The weighted average number of shares outstanding were 779,512 for 2011 and 2010. There were no dilutive common stock equivalents outstanding in 2011 or 2010.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the balance sheet issuance date of December 31, 2011 through March 23, 2012 for items that should potentially be recognized or disclosed in these financial statements. No significant subsequent events were identified that would affect the presentation of the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Cash and Due From Banks

The Bank normally carries balances with other banks that exceed the federally insured limit. The average balances carried in excess of the limit, including unsecured federal funds sold to the same banks, were $3,368,540 for 2011 and $1,338,038 for 2010.

Banks are required to carry noninterest-bearing cash reserves at specified percentages of deposit balances. The Bank's normal amount of cash on hand and on deposit with other banks is sufficient to satisfy the reserve requirements.

3.	Investment Securities

Investment securities are summarized as follows:

	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	cost	gains	losses	value
Available for sale
U. S. government agency	$9,054,353	$22,637	$-	$9,076,990

Held to maturity
Mortgage-backed securities	$4,303	$67	$-	$4,370

December 31, 2010
Available for sale
U. S. government agency	$8,016,831	$18,949	$-	$8,035,780

Held to maturity
U. S. government agency	$3,505,278	$43,757	$-	$3,549,035
Mortgage-backed securities	5,255	25	-	5,280
	$3,510,533	$43,782	$-	$3,554,315

Contractual maturities and the amount of pledged securities are shown below. Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are paid monthly.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Investment Securities (Continued)

	Available for sale		Held to maturity
	Amortized	Fair	Amortized	Fair
December 31, 2011	cost	value	cost	value
Maturing
Within one year	$4,011,267	$4,017,270	$-	$-
Over one to five years	5,043,086	5,059,720	-	-
Mortgage-backed securities	-	-	4,303	4,370
	$9,054,353	$9,076,990	$4,303	$4,370

Pledged securities	$2,671,734	$2,682,359	$-	$-

December 31, 2010
Maturing
Within one year	$6,002,966	$6,018,760	$3,505,278	$3,549,035
Over one to five years	2,013,865	2,017,020	-	-
Mortgage-backed securities	-	-	5,255	5,280
	$8,016,831	$8,035,780	$3,510,533	$3,554,315

Pledged securities	$633,593	$637,127	$2,530,378	$2,562,778

Investments are pledged to secure the deposits of federal and local governments and as collateral for repurchase agreements.

As of December 31, 2011, there were no securities in an unrealized loss position.

There were no sales of securities in 2011 or 2010.

4.	Loans and Allowance for Loan Losses

Major classifications of loans as of December 31, are as follows:

	2011	2010

Real estate
Residential	$72,620,650	$75,206,074
Commercial	64,164,400	65,357,188
Other	19,773,892	24,259,947
Construction	7,919,498	13,403,765
Commercial	23,714,668	29,052,413
Consumer	4,901,916	5,588,830
	193,095,024	212,868,217
Deferred costs, net of deferred fees	76,723	84,448
Allowance for loan losses	(4,295,541)	(5,656,788)
	$188,876,206	$207,295,877

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans and Allowance for Loan Losses (Continued)

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

Real Estate Loans

Real estate loans are segregated into the following categories: Residential; Commercial; Construction and Land Development; and Other Loans.

Residential real estate loans are underwritten based on management’s determination of the borrower’s ability and willingness to repay, and a loan-to-value ratio of offered collateral of not more than 80% of the appraised value of the collateral.

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are assessed primarily based on cash flow and secondarily on the underlying real estate collateral. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and cash flow. With respect to loans to developers and builders that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship with the Company and have a proven record of success.

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

The rate repricing and maturity distribution of the loan portfolio at December 31, is as follows:

2011
Within ninety days	$75,837,962
Over ninety days to one year	49,933,835
Over one year to five years	66,925,514
Over five years	397,713
$193,095,024

Variable rate loans included in above	$47,509,265

The following table illustrates total impaired loans segmented by those with and without a related allowance as of December 31, 2011 and 2010.

Total Impaired Loans Segmented by With and Without a Related Allowance Recorded

December 31, 2011

	Number		Unpaid		Interest	Average
	of	Recorded	Contractual	Related	Income	Recorded
Description of Loans	loans	Investment	Balance	Allowance	Recognized	Investment

With Related Allowance recorded
Residential real estate	18	$3,032,410	$3,407,124	$632,496	$104,883	$2,649,640
Commercial real estate	3	3,177,730	3,614,975	444,903	102,048	3,497,395
Other real estate	-	-	-	-	-	-
Construction and land development	3	452,549	670,371	154,782	9,604	581,392
Commercial loans	1	149,751	150,420	31,671	3,930	149,751
Consumer loans	-	-	-	-	-	-
Total impaired loans	25	$6,812,440	$7,842,890	$1,263,852	$220,465	$6,878,178

With No Related Allowance recorded
Residential real estate	39	$5,916,089	$6,644,581	$-	$308,487	$6,484,492
Commercial real estate	6	1,541,699	2,367,015	-	69,761	1,931,087
Other real estate	4	1,028,000	1,031,466	-	74,254	1,014,270
Construction and land development	6	788,183	1,023,929	-	29,667	949,221
Commercial loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total impaired loans	55	$9,273,971	$11,066,991	$-	$482,169	$10,379,070

TOTAL
Residential real estate	57	$8,948,499	$10,051,705	$632,496	$413,370	$9,134,132
Commercial real estate	9	4,719,429	5,981,990	444,903	171,809	5,428,482
Other real estate	4	1,028,000	1,031,466	-	74,254	1,014,270
Construction and land development	9	1,240,732	1,694,300	154,782	39,271	1,530,613
Commercial loans	1	149,751	150,420	31,671	3,930	149,751
Consumer loans	-	-	-	-	-	-
Total impaired loans	80	$16,086,411	$18,909,881	$1,263,852	$702,634	$17,257,248

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans and Allowance for Loan Losses (Continued)

Total Impaired Loans Segmented by With and Without a Related Allowance Recorded

December 31, 2010

	Number		Unpaid		Interest	Average
	of	Recorded	Contractual	Related	Income	Recorded
Description of Loans	loans	Investment	Balance	Allowance	Recognized	Investment

With Related Allowance recorded
Residential real estate	7	$1,092,458	$1,092,458	$217,644	$16,091	$1,109,176
Commercial real estate	6	1,670,505	1,670,505	535,044	72,645	1,589,338
Other real estate	-	-	-	-	-	-
Construction and land development	3	5,169,481	5,169,481	2,494,682	239,506	4,726,734
Commercial loans	3	160,283	160,283	46,126	1,511	138,065
Consumer loans	-	-	-	-	-	-
Total impaired loans	19	$8,092,727	$8,092,727	$3,293,496	$329,753	$7,563,313

With No Related Allowance recorded
Residential real estate	10	$1,080,353	$1,080,353	$-	$33,360	$1,105,548
Commercial real estate	6	1,441,244	1,441,244	-	24,395	2,032,234
Other real estate	-	-	-	-	-	-
Construction and land development	3	625,967	625,967	-	3,552	617,399
Commercial loans	3	385,221	385,221	-	-	385,221
Consumer loans	-	-	-	-	-	-
Total impaired loans	22	$3,532,785	$3,532,785	$-	$61,307	$4,140,402

TOTAL
Residential real estate	17	$2,172,811	$2,172,811	$217,644	$49,451	$2,214,724
Commercial real estate	12	3,111,749	3,111,749	535,044	97,040	3,621,572
Other real estate	-	-	-	-	-	-
Construction and land development	6	5,795,448	5,795,448	2,494,682	243,058	5,344,133
Commercial loans	6	545,504	545,504	46,126	1,511	523,286
Consumer loans	-	-	-	-	-	-
Total impaired loans	41	$11,625,512	$11,625,512	$3,293,496	$391,060	$11,703,715

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans and Allowance for Loan Losses (Continued)

The following table represents the allowance for loan losses and loan balances that are individually evaluated for impairment and loan balances collectively evaluated for inherent impairment.

Allowance for Loan Losses and Loan Balances that are Individually and Collectively Evaluated for Inherent Impairment

December 31, 2011

					Construction
			Residential	Commercial	and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for loan losses
Beginning balance	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788
Charge-offs	-	(669,862)	(1,780,502)	(2,786,202)	(2,743,903)	-	(17,330)	(2,520)	(8,000,319)
Recoveries	-	6,498	31,414	6,051	16,100	-	27,825	1,184	89,072
Provision	(114,616)	330,213	2,410,307	3,264,129	724,686	7,633	(71,707)	(645)	6,550,000
Ending balance	$22,431	$342,962	$1,467,947	$1,608,829	$777,031	$9,755	$65,539	$1,047	$4,295,541

Ending balance allocated to:
Loans individually evaluated for impairment	$-	$31,671	$632,496	$444,903	$154,782	$-	$-	$-	$1,263,852
Loans collectively evaluated for impairment	22,431	311,291	835,451	1,163,926	622,249	9,755	65,539	1,047	3,031,689
	$22,431	$342,962	$1,467,947	$1,608,829	$777,031	$9,755	$65,539	$1,047	$4,295,541

Allowance for Loan Losses and Loan Balances that are Individually and Collectively Evaluated for Inherent Impairment

December 31, 2010

					Construction
			Residential	Commercial	and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for loan losses
Beginning balance	$140,751	$728,049	$920,132	$643,430	$164,539	$2,782	$245,137	$544	$2,845,364
Charge-offs	-	(166,779)	(888,040)	(951,603)	(7,040)	-	(101,162)	(3,629)	(2,118,253)
Recoveries	-	2,660	374	-	-	-	15,113	1,530	19,677
Provision	(3,704)	112,183	774,262	1,433,024	2,622,649	(660)	(32,337)	4,583	4,910,000
Ending balance	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788

Ending balance allocated to:
Loans individually evaluated for impairment	$-	$46,126	$217,644	$535,044	$2,494,682	$-	$-	$-	$3,293,496
Loans collectively evaluated for impairment	137,047	629,987	589,084	589,807	285,466	2,122	126,751	3,028	2,363,292
	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans and Allowance for Loan Losses (Continued)

As part of the on-going monitoring of the quality of the Bank’s loan portfolio, management tracks certain credit quality indicators. The Bank risk rates all loans. Loans are risk rated based on the scale below:

Grade 1 through 4 – These grades include “pass grade” loans to borrowers of acceptable credit quality and risk.

Grade 5 – This grade includes loans that are on management’s “watch list” and is intended to be utilized on a temporary basis for pass grade borrowers where a significant risk-modifying action is anticipated in the near future

Grade 6 – This grade is for “Other Assets Especially Mentioned” or “Special Mention” in accordance with regulatory guidelines. This grade is intended to be temporary and includes loans to borrowers whose credit quality has clearly deteriorated and are at risk of further decline unless active measures are taken to correct the situation. This grade may include loans not fully secured where a specific valuation allowance may be necessary.

Grade 7 through 9 – This grade includes “Substandard” loans, in accordance with regulatory guidelines, for which accrual of interest may have stopped. This grade includes loans where loans are past due or not fully secured where a specific valuation allowance may be necessary.

The following table illustrates classified loans by class. Classified loans included loans in Risk Grades 5, 6 and 7 through 9.

			Special
December 31, 2011	Pass	Pass Watch	Mention	Substandard	Total

Commercial	$22,175,382	$675,334	$-	$893,326	$23,744,042
Residential real estate	62,132,321	4,435,904	65,025	6,013,960	72,647,210
Commercial real estate	56,702,832	3,310,503	-	4,151,670	64,165,005
Construction and land development	6,880,548	-	-	1,040,411	7,920,959
Other real estate	17,778,047	-	1,951,473	43,655	19,773,175
Consumer	4,875,006	36,453	-	9,897	4,921,356
	$170,544,136	$8,458,194	$2,016,498	$12,152,919	$193,171,747

			Special
December 31, 2010	Pass	Pass Watch	Mention	Substandard	Total

Commercial	$26,179,149	$159,817	$39,722	$2,673,725	$29,052,413
Residential real estate	68,782,787	1,975,178	-	4,448,109	75,206,074
Commercial real estate	55,433,530	3,255,868	1,833,303	4,834,487	65,357,188
Construction and land development	3,090,584	301,009	-	10,012,172	13,403,765
Other real estate	24,216,301	-	-	43,646	24,259,947
Consumer	5,566,718	11,695	-	10,417	5,588,830
	$183,269,069	$5,703,567	$1,873,025	$22,022,556	$212,868,217

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans and Allowance for Loan Losses (Continued)

The following table analyzes the age of past due loans, including both accruing and nonaccruing loans, segregated by class of loans as of the years ended December 31, 2011 and 2010.

			Greater than
	30-59 Days	60-89 Days	90 Days and	Total		Total	Loans 90 Days
December 31, 2011	Past Due	Past Due	Nonaccruing	Past Due	Current	Loans	and Accruing

Residential real estate	$2,435,288	$942,334	$3,730,214	$7,107,836	$65,512,814	$72,620,650	$107,206
Commercial real estate	1,839,733	212,058	5,128,702	7,180,493	56,983,906	64,164,399	-
Other real estate	122,533	-	-	122,533	19,651,359	19,773,892	-
Construction and land development	20,093	-	662,139	682,232	7,237,267	7,919,499	-
Commercial loans	208,884	28,003	13,377	250,264	23,464,404	23,714,668	-
Consumer loans	59,857	49,321	38,204	147,382	4,754,534	4,901,916	-
Total	$4,686,388	$1,231,716	$9,572,636	$15,490,740	$177,604,284	$193,095,024	$107,206

			Greater than
	30-59 Days	60-89 Days	90 Days and	Total		Total	Loans 90 Days
December 31, 2010	Past Due	Past Due	Nonaccruing	Past Due	Current	Loans	and Accruing

Residential real estate	$1,452,435	$1,258,246	$4,506,064	$7,216,745	$67,989,329	$75,206,074	$2,008,168
Commercial real estate	980,023	467,285	3,216,515	4,663,823	60,693,365	65,357,188	2,120,564
Other real estate	-	-	1,130,824	1,130,824	23,129,123	24,259,947	1,130,824
Construction and land development	-	-	2,180,150	2,180,150	11,223,615	13,403,765	1,022,686
Commercial loans	54,262	28,545	594,022	676,829	28,375,584	29,052,413	19,838
Consumer loans	122,969	25,878	66,563	215,410	5,373,420	5,588,830	66,563
Total	$2,609,689	$1,779,954	$11,694,138	$16,083,781	$196,784,436	$212,868,217	$6,368,643

Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at December 31, are as follows:

	2011	2010

Residential real estate	$3,623,008	$2,497,896
Commercial real estate	5,128,702	1,095,951
Other real estate	-	-
Construction and land development	662,139	1,157,464
Commercial loans	13,377	574,184
Consumer loans	38,204	-
Total	$9,465,430	$5,325,495

Interest not accrued on nonaccrual loans	$621,287	$644,566

A loan will be returned to accrual status when all of the principal and interest amounts contractually due are brought current and management believes that future principal and interest amounts contractually due are reasonably assured, which belief is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

The modification of terms on a loan (restructuring) is considered a “troubled debt restructuring” if it is done to accommodate a borrower who is experiencing financial difficulties. The lender may forgive principal, lower the interest rate or payment amount, or may modify the payment due dates or maturity date of the loan for a troubled borrower. The Company’s troubled debt restructurings at December 31, 2011 are set forth in the following table:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Loans and Allowance for Loan Losses (Continued)

TROUBLED DEBT RESTRUCTURINGS

			Paying as agreed		Past due
	Number of	Contract	under	Number of	30 days or more
December 31, 2011	Contracts	balance	modified terms	Contracts	Or non-accruing
Troubled Debt restructurings
Residential real estate	41	$5,987,534	$4,090,470	$17	$1,897,065
Commercial real estate	28	6,857,017	2,230,550	17	4,626,466
Other real estate	4	1,028,000	1,028,000	-	-
Construction and land development	1	189,184	-	1	189,184
Commercial loans	2	199,742	199,742	-	-
Consumer loans	-	-	-	-	-
	76	$14,261,477	$7,548,762	$35	$6,712,715

			Paying as agreed		Past due
	Number of	Contract	under	Number of	30 days or more
December 31, 2010	Contracts	balance	modified terms	Contracts	Or non-accruing
Troubled Debt restructurings
Residential real estate	37	$6,970,359	$3,603,477	$14	$3,366,882
Commercial real estate	29	8,499,471	7,863,026	4	636,445
Other real estate	-	-	-	-	-
Construction and land development	4	1,134,751	67,500	3	1,067,251
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
	70	$16,604,581	$11,534,003	$21	$5,070,578

Outstanding loan commitments, unused lines of credit, and letters of credit as of December 31, are as follows:

	2011	2010

Check loan lines of credit	$493,545	$468,621
Mortgage lines of credit and loan commitments	6,910,187	6,727,480
Other lines of credit and commitments	10,942,715	10,964,947
Undisbursed construction loan commitments	1,381,015	2,240,747
	$19,727,462	$20,401,795

Standby letters of credit	$2,685,138	$3,761,110

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

5.	Premises and Equipment

A summary of premises and equipment and related depreciation expense as of December 31, is as follows:

	2011	2010

Land	$2,432,279	$2,432,279
Premises	5,151,031	5,054,037
Furniture and equipment	3,087,624	3,067,445
	10,670,934	10,553,761
Accumulated depreciation	4,484,091	4,163,980
Net premises and equipment	$6,186,843	$6,389,781

Depreciation expense	$327,794	$344,882

Computer software included in other assets and the related amortization are as follows:

	2011	2010

Cost	$134,967	$110,296
Accumulated amortization	96,473	83,545
Net computer software	$38,494	$26,751

Amortization expense	$12,928	$9,545

6.	Other Time Deposits

Maturities of other time deposits as of December 31, are as follows:

	2011	2010

Within one year	$11,721,019	$23,900,138
Over one to two years	23,296,101	7,896,616
Over two to three years	23,270,159	23,404,265
Over three to four years	18,091,632	22,925,801
Over four to five years	20,056,835	19,388,381
Over five years	720,199	589,375
	$97,155,945	$98,104,576

Included in other time deposits are certificates of deposit in amounts of $100,000 or more of $34,905,052 and $34,917,217 as of December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Securities Sold Under Repurchase Agreements

Securities sold under repurchase agreements represent borrowings from customers. The government agency securities that are the collateral for these agreements are owned by the Bank and maintained in the custody of an unaffiliated bank. Additional information is as follows:

	2011	2010

Maximum month-end amount outstanding	$6,993,283	$7,956,138
Average amount outstanding	2,478,167	2,324,268
Average rate paid during the year	1.53%	1.76%
Investment securities underlying agreements at year-end
Book value	2,349,657	2,354,950
Fair value	2,357,306	2,339,598

8.	Intangibles and Goodwill

The Company recorded a $550,000 intangible asset and $272,932 in goodwill in connection with the Insurance Subsidiary acquisition in 2007. The intangible asset is fully amortizable straight-line over 10 years for financial statement purposes and 15 years for income tax purposes. Goodwill is not amortized, but is annually evaluated for impairment.

In addition, the Insurance Subsidiary acquired a local insurance agency in 2009 and recording a $25,344 intangible asset that is fully amortizable over two years. No goodwill was recorded in connection with this transaction.

Information relating to goodwill and intangible assets at December 31, 2011 is as follows:

Balance
Goodwill	$272,932
Intangible assets	575,344
Accumulated amortization	(300,344)
Goodwill and intangible assets, net	$547,932

Amortization expense recognized in 2011	$56,056

Estimated amortization expense:
2012	$55,000
2013	55,000
2014	55,000
2015	55,000
2016	55,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Notes Payable and Lines of Credit

The Bank may borrow up to approximately $29,000,000 from the Federal Home Loan Bank (the “FHLB”) through any combination of notes or line of credit advances. Both the notes payable and the line of credit are secured by a floating lien on all of the Bank’s real estate mortgage loans. As of December 31, 2011, the Bank had $9,482,946 of mortgage loans available to pledge as collateral to the FHLB. The Bank was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

The Bank’s borrowings from the FHLB as of December 31, 2011 and 2010 are summarized as follows:

Maturity	Interest	2011	2010
date	rate	Balance	Balance

March 17, 2011	2.12%	$-	$1,000,000
March 28, 2011	2.00%	-	1,000,000
July 22, 2011	1.48%	-	1,000,000
October 11, 2011	1.32%	-	1,000,000
March 27, 2012	2.43%	1,000,000	1,000,000
April 2, 2012	1.26%	1,000,000	1,000,000
June 9, 2012	2.19%	1,000,000	1,000,000
October 9, 2012	1.94%	1,000,000	1,000,000
October 22, 2012	1.53%	1,000,000	1,000,000
April 2, 2013	1.93%	1,000,000	1,000,000
April 22, 2013	1.85%	1,000,000	1,000,000
June 24, 2013	1.60%	1,000,000	1,000,000
October 27, 2014	2.55%	2,000,000	2,000,000
January 26, 2017	4.36%	5,000,000	5,000,000
August 2, 2017	4.34%	5,000,000	5,000,000
		$20,000,000	$24,000,000

The outstanding advances require interest payments monthly or quarterly with principal due at maturity.

In addition to the line from the FHLB, the Bank has lines of credit of $6,650,000 in unsecured overnight federal funds and $5,000,000 in secured overnight federal funds at December 31, 2011. The Bank has a secured line of credit with the Federal Reserve Discount Window of approximately $18,000,000. As of December 31, 2011, the Bank had not borrowed under these federal funds lines of credit or the Federal Reserve Discount Window.

10.	Income Taxes

The components of income tax expense (benefit) are as follows:

	2011	2010
Current
Federal	$(1,727,945)	$671,320
State	(355,098)	145,643
	(2,083,043)	816,963
Deferred	895,393	(1,185,153)
	$(1,187,650)	$(368,190)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.      Income Taxes (Continued)

The components of the deferred income tax expense (benefit) are as follows:

Provision for loan losses and bad debts	$1,032,355	$(983,487)
Prepaid pension costs	(30,718)	(24,954)
Depreciation and amortization	(37,017)	(4,417)
Discount accretion	(3,443)	(21,835)
Nonaccrual interest	9,182	(142,741)
Deferred compensation	28,461	(7,072)
Write-down of foreclosed real estate	(103,427)	(647)
	$895,393	$(1,185,153)

The components of the net deferred income tax asset are as follows:

Deferred income tax assets
Allowance for loan losses and bad debt reserve	$893,163	$1,937,899
Deferred compensation	165,446	193,907
Pension liability	392,166	142,891
Nonaccrual interest	245,067	254,249
Foreclosed real estate valuation allowance	147,064	43,744
	1,842,906	2,572,690
Deferred income tax liabilities
Depreciation and amortization	155,055	193,925
Discount accretion	-	3,443
Unrealized gain on investment securities available for sale	8,929	7,475
	163,984	204,843
Net deferred income tax asset	$1,678,922	$2,367,847

A reconciliation of the provisions for income taxes from statutory federal rates to effective rates follows:

	2011	2010

Tax at statutory federal income tax rate	34.0%	34.0%
Tax effect of
Tax-exempt income	2.0	9.0
State income taxes, net of federal benefit	2.0	4.1
Other, net	(0.6)	2.5
	37.4%	49.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      Profit Sharing Plan

The Company has a profit sharing plan qualifying under section 401(k) of the Internal Revenue Code that covers all of the Company’s employees with one year of service who have attained age 21. The Company matches 15% of employee contributions to the Plan, up to a maximum of 2% of pay. The Company may make discretionary contributions to the Plan in amounts approved by its Board of Directors. Plan expenses, included in employee benefits expense for 2011 and 2010, were $9,114 and $9,422, respectively.

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

The following table sets forth the financial status of the plan at December 31:

	2011	2010
Change in plan assets
Fair value of plan assets at beginning of year	$2,627,528	$2,618,274
Actual return on plan assets	88,045	86,123
Employer contribution	145,000	136,351
Benefits paid	(52,991)	(213,220)
Fair value of plan assets at end of year	2,807,582	2,627,528

Change in benefit obligation
Projected benefit obligation at beginning of year	2,989,189	3,364,118
Service cost	170,418	100,334
Interest cost	185,168	205,566
Benefits paid	(52,991)	(213,220)
Actuarial loss (gain)	509,846	(467,609)
Projected benefit obligation at end of year	3,801,630	2,989,189

Funded status	(994,048)	(361,661)
Unamortized prior service cost	(5)	(1,382)
Unrecognized net loss	1,255,157	702,180
Prepaid pension expense included in other assets	$261,104	$339,137

Accumulated benefit obligation	$2,814,987	$2,036,621

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.      Pension (Continued)

Net pension expense includes the following components:

	2011	2010

Service cost	$170,418	$100,334
Interest cost	185,168	205,566
Expected return on assets	(153,729)	(150,155)
Amortization of prior service cost	(1,377)	(1,377)
Amortization of loss	22,395	45,246
Net pension expense	$222,875	$199,614

Assumptions used in the accounting for net pension expense were:

Discount rates	5.00%	6.25%
Rate of increase in compensation level	2.75%	5.00%
Long-term rate of return on assets	5.75%	5.75%

The Bank intends to contribute approximately $175,000 to the Plan in 2012.

Projected benefits expected to be paid from the Plan are as follows:

Year	Amount

2012	$43,000
2013	$43,000
2014	$109,000
2015	$108,000
2016	$115,000
2017-2021	$901,000

The long-term rate of return on assets assumption considers the current earnings on assets of the Plan as well as the effects of asset diversification. The Plan’s investment strategy is to earn a reasonable return while safeguarding the benefits promised to employees. All assets of the Plan are invested in deposit accounts at the Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      Other Operating Expenses

Other operating expenses consist of the following:

	2011	2010

Directors' fees	$172,938	$146,348
Professional fees	189,234	130,933
Advertising	53,457	59,532
Postage	103,254	110,799
Public relations and contributions	51,285	68,188
Office supplies and printing	95,525	110,959
Telephone	41,931	43,747
Regulatory assessments	276,247	332,308
Loan product costs	15,310	13,825
Insurance	34,016	37,687
Other	549,039	489,489
	$1,582,236	$1,543,815

14.      Related Party Transactions

In the normal course of banking business, loans are made to senior officers and directors of the Company as well as to companies and individuals affiliated with those officers and directors. The terms of these transactions are substantially the same as the terms provided for similar transactions to borrowers who are not related to the Company. In the opinion of management, these loans are consistent with sound banking practices, are within regulatory lending limitations, and do not involve more than normal credit risk.

A summary of these loans is as follows:

	2011	2010

Beginning loan balances	$5,088,728	$5,251,105
Advances	5,089,891	4,115,395
Repayments	(6,283,285)	(4,275,123)
Change in related parties	-	(2,649)
Ending loan balances	$3,895,334	$5,088,728

In addition to the outstanding balances listed above, the officers and directors and their related interests have $4,351,524 in unused loans committed but not funded as of December 31, 2011.

A director is a partner in a law firm that provides services to the Company. Payments of $11,000 were made to that firm during 2011 and 2010.

Deposits from senior officers and directors and their related interests were $2,381,768 as of December 31, 2011 and $2,752,485 as of December 31, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      Capital Standards

The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation have adopted risk-based capital standards for banking organizations. These standards require ratios of capital to assets for minimum capital adequacy and to be classified as well capitalized under prompt corrective action provisions. The table below sets forth the capital ratios of the Bank as of December 31, 2011 and 2010. Because Peoples Bancorp, Inc.’s only asset other than its equity interest in the Bank and the Insurance Subsidiary is a small amount of cash, its capital ratios do not differ materially from those of the Bank.

			Minimum		To be well
	Actual		capital adequacy		capitalized
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011
Total capital (to risk-weighted assets)	$26,073	13.7%	$15,256	8.0%	$19,070	10.0%
Tier 1 capital (to risk-weighted assets)	$23,665	12.4%	$7,628	4.0%	$11,442	6.0%
Tier 1 capital (to average fourth quarter assets)	$23,665	9.5%	$9,946	4.0%	$12,433	5.0%

December 31, 2010
Total capital (to risk-weighted assets)	$28,651	14.3%	$16,050	8.0%	$20,062	10.0%
Tier 1 capital (to risk-weighted assets)	$26,104	13.0%	$8,025	4.0%	$12,037	6.0%
Tier 1 capital (to average fourth quarter assets)	$26,104	10.5%	$9,934	4.0%	$12,418	5.0%

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

16.      Foreclosed Real Estate

The increase in foreclosed real estate in 2011 was mainly attributable to the Bank’s acquisition by foreclosure of one customer’s large parcel of building lots valued at approximately $2,500,000.

Activity in foreclosed real estate is as follows:

	2011	2010

Beginning of year balance	$1,201,600	$1,335,000
Additions	4,752,586	398,600
Write downs	(309,500)	(50,000)
Proceeds from sales	(1,479,459)	(428,485)
Gain (loss) on sales	(42,827)	(53,515)
End of year balance	$4,122,400	$1,201,600

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

Fair value measured on a recurring basis

The Company measures securities available for sale at fair value on a recurring basis. The following table summarizes securities available for sale measured at fair value on a recurring basis as of December 31, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

December 31, 2011
Available for Sale	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U. S. Government Agency Securities	$9,076,990	$9,076,990	$-	$-

December 31, 2010
Available for Sale	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U. S. Government Agency Securities	$8,035,780	$8,035,780	$-	$-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.	Fair Value Measures (Continued)

Fair values on a nonrecurring basis

The Company’s foreclosed real estate and impaired loans are measured at fair value on a nonrecurring basis, which means that the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of reduced property value). Foreclosed real estate measured at fair value on a non-recurring basis during the twelve months ended December 31, 2011 is reported at the fair value of the underlying collateral, assuming that the sale prices of the properties will be their current appraised values. Appraised values are estimated using Level 2 inputs based on observable market data and current property tax assessments. Impaired loans were measured at fair value during the same period and are reported at the fair value of the loan’s collateral. Fair value is generally determined using Level 3 inputs based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds.

	Level	Level	Level
	1 Inputs	2 Inputs	3 Inputs	Total
December 31, 2011
Foreclosed real estate	$-	$4,122,400	$-	$4,122,400
Impaired Loans	-	-	14,822,559	16,086,411
	$-	$4,122,400	$14,822,559	$20,208,811

December 31, 2010
Foreclosed real estate	$-	$1,201,600	$-	$1,201,600
Impaired Loans	-	-	8,332,016	11,625,512
	$-	$1,201,600	$8,332,016	$12,827,112

FASB ASC Topic 825 requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis.

The Company does not measure the fair value of any of its other financial assets or liabilities on a recurring basis. The fair value of financial instruments equals the carrying value of the instruments except as noted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Fair Value Measures (Continued)

	December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Financial assets
Cash and due from banks	$27,613,717	$27,613,717	$10,378,485	$10,378,485
Federal funds sold	9,018,000	9,018,000	1,016,000	1,016,000
Investment securities (total)	9,081,293	9,081,360	11,546,313	11,590,095
Federal Home Loan Bank and CBB Financial Corp. stock	1,601,400	1,601,400	2,151,600	2,151,600
Loans, net	188,876,206	208,116,545	207,295,877	208,116,545
Accrued interest receivable	1,087,971	1,087,971	1,306,708	1,360,708

Financial liabilities
Noninterest-bearing deposits	$42,207,291	$4,207,291	$35,219,753	$35,219,753
Interest-bearing deposits	160,987,977	164,463,824	154,420,977	157,626,964
Short-term borrowings	2,916,900	2,916,900	2,754,321	2,754,321
Federal Home Loan Bank advances	20,000,000	21,878,280	24,000,000	25,230,768
Accrued interest payable	345,358	345,358	414,758	414,758

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Parent Company Financial Information

The balance sheets, statements of income, and statements of cash flows for Peoples Bancorp, Inc. (Parent Only) follow:

	December 31,
Balance Sheets	2011	2010
Assets
Cash	$314,903	$306,690
Investment in bank subsidiary	22,918,726	25,690,671
Investment in insurance agency subsidiary	1,565,132	1,399,805
Due from bank subsidiary	1,571	-
Income tax refund receivable	16,288	4,839
Total assets	$24,816,620	$27,402,005

Liabilities and Stockholders' Equity

Other liabilities	$2,699	$9,841
Stockholders' equity
Common stock	7,795,120	7,795,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	14,844,222	17,088,741
Accumulated other comprehensive income (loss)	(746,287)	(412,563)
Total stockholders' equity	24,813,921	27,392,164
Total liabilities and stockholders' equity	$24,816,620	$27,402,005

	Years Ended December 31,
Statements of Income	2011	2010

Interest revenue	$2,324	$3,626
Dividends from bank subsidiary	317,239	1,413,122
Equity in undistributed income of insurance agency subsidiary	165,327	165,047
Equity in undistributed income of bank subsidiary	(2,438,222)	(1,945,573)
	(1,953,332)	(363,778)
Expenses
Professional fees	35,163	8,000
Other	15,075	4,915
	50,238	12,915

Loss before income tax benefit	(2,003,570)	(376,693)
Income tax (benefit)	(16,289)	(3,158)
Net loss	$(1,987,281)	$(373,535)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.    Parent Company Financial Information (Continued)

	Years Ended December 31,
Statements of Cash Flows	2011	2010

Cash flows from operating activities
Interest and dividends received	$319,563	$1,416,748
Income taxes refunded	4,838	3,158
Cash paid for operating expenses	(58,949)	(17,333)
	265,452	1,402,573

Cash flows from financing activities
Dividends paid	(257,239)	(1,403,122)

Net increase (decrease) in cash	8,213	(549)
Cash at beginning of year	306,690	307,239
Cash at end of year	$314,903	$306,690

Reconciliation of net income to net cash provided by operating activities
Net loss	$(1,987,281)	$(373,535)
Adjustments to reconcile net loss to net cash provided by operating activities
Undistributed net income of subsidiaries	2,272,895	1,780,526
Increase (decrease) in other liabilities	(7,142)	(6,974)
(Increase) decrease in income tax refund receivable	(11,450)	2,556
(Increase) decrease in accounts receivable	(1,570)	-
	$265,452	$1,402,573

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.    Quarterly Results of Operations (Unaudited)

	Three Months Ended
(in thousands)	December 31,	September 30,	June 30,	March 31,
except per share information
2011
Interest revenue	$2,875	$2,932	$2,977	$2,935
Interest expense	734	776	817	854
Net interest income	2,141	2,156	2,160	2,081
Provision for loan losses	2,675	1,450	925	1,500
Net income (loss)	(1,219)	(430)	(40)	(298)
Comprehensive income (loss)	(1,553)	(438)	(30)	(300)

Earnings (loss) per share	$(1.57)	$(0.55)	$(0.05)	$(0.38)

2010
Interest revenue	$3,279	$3,048	$3,157	$3,330
Interest expense	912	936	944	985
Net interest income	2,367	2,112	2,213	2,345
Provision for loan losses	2,925	485	1,025	475
Net income (loss)	(995)	288	(68)	401
Comprehensive income (loss)	(727)	292	(59)	400

Earnings (loss) per share	$(1.28)	$0.38	$(0.09)	$0.51

Item 9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.           Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act with the Securities and Exchange Commission, such as this annual report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer, who also serves as the Company’s principal accounting officer (the “CEO”), as appropriate, to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls as of December 31, 2011 was carried out under the supervision and with the participation of the Company’s management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that the Company’s disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the fourth quarter of 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has performed an evaluation and testing of the Company’s internal control over financial reporting as of December 31, 2011. Management’s report on the Company’s internal control over financial reporting is included on the following page.

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

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because management’s report was not subject to attestation pursuant to rules of the SEC that permit the Company to provide only this management’s report.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective. The Company is a “smaller reporting company” as defined by Exchange Act Rule 12b-2 and, accordingly, its independent registered public accounting firm is not required to attest to the foregoing management report.

March 28, 2012

/s/ Thomas G. Stevenson
Thomas G. Stevenson,
President, Chief Executive Officer & Chief Financial Officer
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

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2012 Annual Meeting of Stockholders:

•	Election of Directors (Proposal 1);
•	Qualifications of Director Nominees;
•	Executive Officers;
•	Section 16(a) Beneficial Ownership Reporting Compliance; and
•	Corporate Governance Matters (under “Board Committees”).

Item 11.              Executive Compensation.

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2012 Annual Meeting of Stockholders entitled “Director Compensation” and “Executive Compensation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Company has not adopted any compensation plan or arrangement pursuant to which our executive officers may receive shares of the Company’s common stock. All other information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2012 Annual Meeting of Stockholders entitled “Beneficial Ownership of Common Stock”.

Item 13.             Certain Relationships and Related Transactions and Director Independence.

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2012 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Corporate Governance Matters” (under the heading, “Director Independence”).

Item 14.              Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2012 Annual Meeting of Stockholders entitled “Audit Fees and Services”.

PART IV

Item 15.               Exhibits and Financial Statement Schedules.

(a)(1), (2) and (c). Financial statements and schedules:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets at December 31, 2011 and 2010

Consolidated Statements of Income for the years Ended December 31, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the years Ended December 31, 2011 and 2010

Notes to Consolidated Financial Statements for the years ended December 31, 2011 and 2010

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

PEOPLES BANCORP, INC.

Date: March 28, 2012	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President, CEO and CFO

 In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 28, 2012	By:	/s/ E. Jean Anthony
E. Jean Anthony, Director

Date:	March 28, 2012	By:	/s/Robert W. Clark, Jr.
Robert W. Clark, Jr., Director

Date:	March 28, 2012	By:	/s/Lamont e. Cooke
LaMonte E. Cooke, Director

Date:	March 28, 2012	By:	/s/ Gary B. Fellows
Gary B. Fellows, Director

Date:	March 28, 2012	By:	/s/ Herman E. Hill, Jr.
Herman E. Hill, Jr., Director

Date:	March 28, 2012	By:	/s/ Patricia Joan Ozman Horsey
Patricia Joan Ozman Horsey, Director

Date:	March 28, 2012	By:
P. Patrick McClary, Director

Date:	March 28, 2012	By:	/s/ Alexander P. Rasin, III
Alexander P. Rasin, III, Director

Date:	March 28, 2012	By:	/s/ Stefan R. Skipp
Stefan R. Skipp, Director

Date:	March 28, 2012	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson, President, CEO,
CFO and Director

Date:	March 28, 2012	By:	/s/ Elizabeth A. Strong
Elizabeth A. Strong, Director

Date:	March 28, 2012	By:	/s/ William G. Wheatley
William G. Wheatley, Director

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as corrected and amended (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on January 24, 2005)
3.2	Bylaws of the Company, as amended (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004)
21	Subsidiaries of the Company (filed herewith)
31.1	Certifications of the PEO/PAO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of the PEO/PAO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (furnished herewith)

101.SCH	XBRL Taxonomy Extension Schema (furnished herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (furnished herewith)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (furnished herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (furnished herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (furnished herewith)

- 75 -