Form 10-Q
period 2012-03-31
PEOPLES BANCORP INC/MD
filed 2012-05-14
CIK 1060244

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 779,512 shares of common stock issued and outstanding as of May 1, 2012

PEOPLES BANCORP, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and due from banks	$33,099,778	$27,613,717
Federal funds sold	9,019,000	9,018,000
Cash and cash equivalents	42,118,778	36,631,717
Securities available for sale	8,049,200	9,076,990
Securities held to maturity (fair value of $1,014,750 and $4,370)	1,013,192	4,303
Federal Home Loan Bank and CBB Financial Corp. stock, at cost	1,601,400	1,601,400
Loans, less allowance for loan losses of $4,861,379 and $4,295,541	182,385,906	188,876,206
Premises and equipment	6,128,152	6,186,844
Goodwill and intangible assets	534,182	547,932
Accrued interest receivable	759,681	1,087,971
Deferred income taxes	1,683,379	1,678,922
Foreclosed real estate	3,705,473	4,122,400
Other assets	3,808,913	3,343,543
	$251,788,256	$253,158,228

	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing checking	$41,176,800	$42,207,291
Savings and NOW	50,930,723	50,736,832
Money market	13,791,537	13,095,200
Other time	98,335,524	97,155,945
	204,234,584	203,195,268

Securities sold under repurchase agreements	1,909,668	2,916,900
Federal Home Loan Bank advances	19,000,000	20,000,000
Accrued interest payable	338,364	345,359
Other liabilities	1,988,164	1,886,780
	227,470,780	228,344,307
Stockholders' equity
Common stock, par value $10 per share; authorized 1,000,000 shares; issued and outstanding 779,512 shares	7,795,120	7,795,120
Additional paid-in capital	2,920,866	2,920,866
Retained earnings	14,354,619	14,844,222
Accumulated other comprehensive income
Unrealized gain on securities available for sale	6,865	13,707
Unfunded liability for defined benefit plan	(759,994)	(759,994)
	24,317,476	24,813,921
	$251,788,256	$253,158,228

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31,
	2012	2011

Interest and dividend revenue
Loans, including fees	$2,691,558	$2,888,493
U.S. government agency securities	11,550	41,713
Deposit in other banks	3,711	8
Federal funds sold	2,048	693
Equity securities	5,037	4,245
Total interest and dividend revenue	2,713,904	2,935,152

Interest expense
Deposits	543,771	672,450
Borrowed funds	164,899	181,131
Total interest expense	708,670	853,581

Net interest income	2,005,234	2,081,571

Provision for loan losses	1,675,000	1,500,000
Net interest income after provision for loan losses	330,234	581,571
Noninterest revenue
Service charges on deposit accounts	212,539	245,185
Insurance commissions	363,434	375,314
Gain (loss) on sale of foreclosed real estate	3,791	(17,352)
Other noninterest revenue	110,961	61,185
Total noninterest revenue	690,725	664,332
Noninterest expense
Salaries	751,927	734,010
Employee benefits	294,843	290,349
Occupancy	113,225	120,798
Furniture and equipment	91,064	84,702
Data processing and correspondent fees	177,140	175,246
Forclosed real estate expense	98,826	22,408
Other operating	379,826	378,377
Total noninterest expense	1,906,851	1,805,890

Loss before income tax benefits	(885,892)	(559,987)

Income tax (benefit)	(396,289)	(262,367)

Net loss	$(489,603)	$(297,620)

Loss per common share - basic and diluted	$(0.63)	$(0.38)

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES

STATEMENTS OF COMPREHENSIVE INCOME

	For the three months ended March 31,
	2012	2011

Net income (loss)	$(489,603)	$(297,620)

Other comprehensive income
Unrealized gain/loss on securities available for sale	(11,299)	(4,172)
Change in underfunded status of defined benefit plan	-	-
	(11,299)	(4,172)
Income tax benefit relating to items above	(4,457)	(1,645)
Other comprehensive income	(6,842)	(2,527)

Total comprehensive income	$(496,445)	$(300,147)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2012 and 2011

					Accumulated
			Additional		other	Total
	Common stock		paid-in	Retained	comprehensive	stockholders
	Shares	Par value	capital	earnings	income	equity

Balance, December 31, 2010	779,512	$7,795,120	$2,920,866	$17,088,742	$(412,564)	$27,392,164

Net loss	-	-	-	(297,620)	-	(297,620)
Unrealized loss on investment securities available for sale net of income taxes of $1,645	-	-	-	-	(2,527)	(2,527)
Cash dividend, $.22 per share	-	-	-	(171,493)	-	(171,493)

Balance, March 31, 2011	779,512	$7,795,120	$2,920,866	$16,619,629	$(415,091)	$26,920,524

Balance, December 31, 2011	779,512	$7,795,120	$2,920,866	$14,844,222	$(746,287)	$24,813,921

Net loss	-	-	-	(489,603)	-	(489,603)
Unrealized loss on investment securities available for sale net of income taxes of $4,457	-	-	-	-	(6,842)	(6,842)
Cash dividend, $.00 per share	-	-	-	-	-	-

Balance, March 31, 2012	779,512	$7,795,120	$2,920,866	$14,354,619	$(753,129)	$24,317,476

The accompanying notes are an integral part of these consolidated financial statements.

PEOPLES BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,

	2012	2011

Cash flows from operating activities
Interest received	$3,062,476	$3,305,576
Fees and commissions received	686,934	681,684
Interest paid	(625,890)	(2,191,494)
Cash paid to suppliers and employees	(2,122,284)	(965,038)
Income taxes paid	237,852	262,367
	1,239,088	1,093,095
Cash flows from investing activities
Proceeds from maturities and calls of investment securities
Held to maturity	194	2,000,194
Available for sale	2,000,000	3,000,000
Purchase of investment securities
Held to maturity	(1,009,200)	-
Available for sale	(998,460)	(4,049,654)
Redemption of Federal Home Loan Bank stock	-	-
Loans made, net of principal collected	4,360,796	703,240
Purchase of premises, equipment, and software	(7,449)	(48,040)
Proceeds from sale of foreclosed real estate	870,008	164,248
	5,215,889	1,769,988
Cash flows from financing activities
Net increase (decrease) in
Time deposits	879,579	736,878
Other deposits	159,737	5,339,708
Securities sold under repurchase agreements and federal funds purchased	(1,007,232)	(574,667)
Federal Home Loan Bank advances, net of repayments	(1,000,000)	(2,000,000)
Dividends paid	-	(171,493)
	(967,916)	3,330,426

Net increase in cash and cash equivalents	5,487,061	6,193,509

Cash and cash equivalents at beginning of period	36,631,717	11,394,485

Cash and cash equivalents at end of period	$42,118,778	$17,587,994

PEOPLES BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the three months ended March 31,

	2012	2011

Reconciliation of net loss to net cash provided by operating activities
Net loss	$(489,603)	$(297,620)

Adjustments to reconcile net loss to net cash provided by operating activities
Amortization of premiums and accretion of discounts	15,068	11,629
Provision for loan losses	1,675,000	1,500,000
Depreciation and software amortization	66,141	80,281
Amortization of intangible assets	13,750	16,918
(Gain) loss on sale of foreclosed real estate	(3,791)	17,352
Deferred income taxes	-	-
Decrease (increase) in
Accrued interest receivable	328,290	348,128
Other assets	(465,370)	(418,392)
Increase (decrease) in
Deferred origination fees and costs, net	5,214	10,667
Accrued interest payable	82,780	(111,457)
Other liabilities	11,609	(64,411)
	$1,239,088	$1,093,095

Non cash transactions
Transfer of foreclosed real estate	$449,290	$350,000

The accompanying notes are an integral part of these consolidated financial statements.

Peoples Bancorp, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Peoples Bancorp, Inc. and its subsidiaries, The Peoples Bank, a Maryland-chartered bank (the “Bank”), and Fleetwood, Athey, Macbeth & McCown, Inc., a Maryland insurance agency (the “Insurance Agency”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012 or any other future interim period. The consolidated financial statements contained herein should be read in conjunction with the consolidated financial statements and related notes contained in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2011. When used in these notes, the term “Company” refers to Peoples Bancorp, Inc. and unless the context requires otherwise, its consolidated subsidiaries.

Consolidation has resulted in the elimination of all significant intercompany accounts and transactions.

The Company has evaluated events and transactions occurring subsequent to the balance sheet date of March 31, 2012 through May 11, 2012 for items that should potentially be recognized of disclosed in these financial statements. No significant subsequent events were identified that would affect the presentation of the financial information.

2.	Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and overnight investments in federal funds sold.

3.	Comprehensive loss

For the three months ended March 31, 2012 and 2011, total comprehensive loss, net of taxes was $496,445 and $300,147, respectively. Comprehensive loss is the sum of net loss and the change in the unrealized gain or loss on securities available for sale, net of income taxes.

4.	Loans and Allowance for Loan Losses

Major classifications of loans as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Real estate
Residential	$72,953,766	$72,620,650
Commercial	57,520,035	64,164,400
Other	21,291,997	19,773,892
Construction	7,684,711	7,919,498
Commercial	23,380,970	23,714,668
Consumer	4,344,297	4,901,916
	187,175,776	193,095,024
Deferred costs, net of deferred fees	71,509	76,723
Allowance for loan losses	(4,861,379)	(4,295,541)
	$182,385,906	$188,876,206

Loan Origination/Risk Management

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

Commercial real estate loans are subject to underwriting standards and processes similar to commercial and industrial loans, in addition to those of real estate loans. These loans are assessed primarily based on cash flow and secondarily on the underlying real estate collateral. Commercial real estate lending typically involves higher loan principal amounts and, generally, the repayment of these loans is largely dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral and cash flow. With respect to loans to developers and builders that are secured by non-owner occupied properties that the Bank may originate from time to time, the Bank generally requires the borrower to have had an existing relationship with the Company and have a proven record of success.

Construction, including land development, loans are underwritten based on financial analyses of the developers and property owners, and estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Bank until permanent financing is obtained. These loans are monitored by on-site inspections and are considered to have higher risks than other real estate loans due to the fact that their ultimate repayment is sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Commercial Loans

Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and to prudently expand its business. The Bank’s management examines current and projected cash flows to determine the ability of the borrower to repay its obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Most commercial loans are secured by the assets being financed or other business assets, such as accounts receivable or inventory, and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.

Consumer Loans

The Bank originates consumer loans. To monitor and manage consumer loan risk, underwriting policies and procedures are developed and modified as needed. The Bank believes that its monitoring activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk.

The Bank obtains an independent loan review from a third party vendor that reviews and evaluates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Bank’s policies and procedures. Most of the Bank’s lending activity occurs in Kent County, Northern Queen Anne’s County, and Southern Cecil County in Maryland.

The rate repricing and maturity distribution of the loan portfolio is as follows:

	March 31, 2012	December 31, 2011
Within ninety days	$59,527,941	$75,837,962
Over ninety days to one year	53,895,252	49,933,835
Over one year to five years	73,661,463	66,925,514
Over five years	91,120	397,713
	$187,175,776	$193,095,024

Variable rate loans included in above	$44,432,760	$47,509,265

The following table illustrates total impaired loans segmented by those with and without a related allowance as of March 31, 2012, March 31, 2011 and December 31, 2011.

Total Impaired Loans Segmented With and Without a Related Allowance Recorded

March 31, 2012

	Number		Unpaid		Interest	Average
	of	Recorded	Contractual	Related	Income	Recorded
Description of Loans	loans	Investment	Balance	Allowance	Recognized	Investment

With Related Allowance recorded
Residential real estate	25	$4,587,280	$4,966,074	$707,451	$28,421	$4,908,137
Commercial real estate	7	3,630,646	4,084,690	502,800	11,329	3,966,467
Other real estate	4	1,511,659	1,520,751	136,476	14,712	1,632,034
Construction and land development	2	260,027	357,925	123,810	2,253	336,942
Commercial loans	1	149,658	149,701	141,596	507	149,711
Consumer loans	-	-	-	-	-	-
Total impaired loans	39	$10,139,270	$11,079,141	$1,612,133	$57,222	$10,993,291

With No Related Allowance recorded
Residential real estate	45	$5,925,522	$6,805,309	$-	$67,844	$6,720,979
Commercial real estate	7	1,589,939	1,631,237	-	16,213	1,591,149
Other real estate	1	186,866	186,866	-	3,273	184,984
Construction and land development	5	535,354	691,790	-	1,481	672,966
Commercial loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total impaired loans	58	$8,237,681	$9,315,202	$-	$88,811	$9,170,078

TOTAL
Residential real estate	70	$10,512,802	$11,771,383	$707,451	$96,265	$11,629,116
Commercial real estate	14	5,220,585	5,715,927	502,800	27,542	5,557,616
Other real estate	5	1,698,525	1,707,617	136,476	17,985	1,817,018
Construction and land development	7	795,381	1,049,715	123,810	3,734	1,009,908
Commercial loans	1	149,658	149,701	141,596	507	149,711
Consumer loans	-	-	-	-	-	-
Total impaired loans	97	$18,376,951	$20,394,343	$1,612,133	$146,033	$20,163,369

Total Impaired Loans Segmented With and Without a Related Allowance Recorded

December 31, 2011

	Number		Unpaid		Interest	Average
	of	Recorded	Contractual	Related	Income	Recorded
Description of Loans	loans	Investment	Balance	Allowance	Recognized	Investment

With Related Allowance recorded
Residential real estate	18	$3,032,410	$3,407,124	$632,496	$104,883	$2,649,640
Commercial real estate	3	3,177,730	3,614,975	444,903	102,048	3,497,395
Other real estate	-	-	-	-	-	-
Construction and land development	3	452,549	670,371	154,782	9,604	581,392
Commercial loans	1	149,751	150,420	31,671	3,930	149,751
Consumer loans	-	-	-	-	-	-
Total impaired loans	25	$6,812,440	$7,842,890	$1,263,852	$220,465	$6,878,178

With No Related Allowance recorded
Residential real estate	39	$5,916,089	$6,644,581	$-	$308,487	$6,484,492
Commercial real estate	6	1,541,699	2,367,015	-	69,761	1,931,087
Other real estate	4	1,028,000	1,031,466	-	74,254	1,014,270
Construction and land development	6	788,183	1,023,929	-	29,667	949,221
Commercial loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total impaired loans	55	$9,273,971	$11,066,991	$-	$482,169	$10,379,070

TOTAL
Residential real estate	57	$8,948,499	$10,051,705	$632,496	$413,370	$9,134,132
Commercial real estate	9	4,719,429	5,981,990	444,903	171,809	5,428,482
Other real estate	4	1,028,000	1,031,466	-	74,254	1,014,270
Construction and land development	9	1,240,732	1,694,300	154,782	39,271	1,530,613
Commercial loans	1	149,751	150,420	31,671	3,930	149,751
Consumer loans	-	-	-	-	-	-
Total impaired loans	80	$16,086,411	$18,909,881	$1,263,852	$702,634	$17,257,248

Total Impaired Loans Segmented With and Without a Related Allowance Recorded

March 31, 2011

	Number		Unpaid		Interest	Average
	of	Recorded	Contractual	Related	Income	Recorded
Description of Loans	loans	Investment	Balance	Allowance	Recognized	Investment

With Related Allowance recorded
Residential real estate	10	$1,605,699	$1,605,699	$794,111	$367,514	$1,609,815
Commercial real estate	6	4,360,951	4,360,951	594,952	2,893,290	4,369,670
Other real estate	-	-	-	-	-	-
Construction and land development	4	3,966,355	3,966,355	546,957	832,566	4,169,626
Commercial loans	1	26,523	26,523	26,523	995	26,821
Consumer loans	-	-	-	-	-	-
Total impaired loans	21	$9,959,528	$9,959,528	$1,962,543	$4,094,365	$10,175,932

With No Related Allowance recorded
Residential real estate	10	$965,315	$965,315	$-	$316,575	$1,020,772
Commercial real estate	5	650,141	650,141	-	250,454	650,141
Other real estate	-	-	-	-	-	-
Construction and land development	3	625,967	625,967	-	191,308	625,968
Commercial loans	2	75,000	75,000	-	8,441	75,000
Consumer loans	-	-	-	-	-	-
Total impaired loans	20	$2,316,423	$2,316,423	$-	$766,778	$2,371,881

TOTAL
Residential real estate	20	$2,571,014	$2,571,014	$794,111	$684,089	$2,630,587
Commercial real estate	11	5,011,092	5,011,092	594,952	3,143,744	5,019,811
Other real estate	-	-	-	-	-	-
Construction and land development	7	4,592,322	4,592,322	546,957	1,023,874	4,795,594
Commercial loans	3	101,523	101,523	26,523	9,436	101,821
Consumer loans	-	-	-	-	-	-
Total impaired loans	41	$12,275,951	$12,275,951	$1,962,543	$4,861,143	$12,547,813

The following table represents the allowance for loan losses and loan balances that are individually evaluated for impairment and loan balances collectively evaluated for possible impairment.

Allowance for Loan Losses and Loan Balances that are Individually and Collectively Evaluated for Inherent Impairment

March 31, 2012

					Construction
			Residential	Commercial	and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for loan losses
Beginning balance	$22,431	$342,962	$1,467,947	$1,608,829	$777,031	$9,755	$65,539	$1,047	$4,295,541
Charge-offs	-	(333,874)	(466,146)	(45,136)	(66,907)	(208,740)	(19,392)	(951)	(1,141,146)
Recoveries	-	3,300	1,591	18,779	6,000	-	2,051	263	31,984
Provision	(18,035)	565,857	656,661	78,719	33,460	342,590	15,038	710	1,675,000
Ending balance	$4,396	$578,245	$1,660,053	$1,661,191	$749,584	$143,605	$63,236	$1,069	$4,861,379

Ending balance allocated to:
Loans individually evaluated for impairment	$-	$141,596	$707,451	$502,800	$123,810	$136,476	$-	$-	$1,612,133
Loans collectively evaluated for impairment	4,396	436,649	952,602	1,158,391	625,774	7,129	63,236	1,069	3,249,246
	$4,396	$578,245	$1,660,053	$1,661,191	$749,584	$143,605	$63,236	$1,069	$4,861,379

Allowance for Loan Losses and Loan Balances that are Individually and Collectively Evaluated for Inherent Impairment
December 31, 2011

					Construction
			Residential	Commercial	and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for loan losses
Beginning balance	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788
Charge-offs	-	(669,862)	(1,780,502)	(2,786,202)	(2,743,903)	-	(17,330)	(2,520)	(8,000,319)
Recoveries	-	6,498	31,414	6,051	16,100	-	27,825	1,184	89,072
Provision	(114,616)	330,213	2,410,307	3,264,129	724,686	7,633	(71,707)	(645)	6,550,000
Ending balance	$22,431	$342,962	$1,467,947	$1,608,829	$777,031	$9,755	$65,539	$1,047	$4,295,541

Ending balance allocated to:
Loans individually evaluated for impairment	$-	$31,671	$632,496	$444,903	$154,782	$-	$-	$-	$1,263,852
Loans collectively evaluated for impairment	22,431	311,291	835,451	1,163,926	622,249	9,755	65,539	1,047	3,031,689
	$22,431	$342,962	$1,467,947	$1,608,829	$777,031	$9,755	$65,539	$1,047	$4,295,541

Allowance for Loan Losses and Loan Balances that are Individually and Collectively Evaluated for Inherent Impairment
March 31, 2011

					Construction
			Residential	Commercial	and land	Other
	Unallocated	Commercial	Real Estate	Real Estate	Development	Real Estate	Consumer	Overdraft	Total
Allowance for loan losses
Beginning balance	$137,047	$676,113	$806,728	$1,124,851	$2,780,148	$2,122	$126,751	$3,028	$5,656,788
Charge-offs	-	(491,329)	(366,626)	(185,626)	(2,141,948)	-	(8,904)	(682)	(3,195,115)
Recoveries	-	210	1,575	-	-	-	24,084	608	26,477
Provision	(134,645)	350,135	995,276	276,093	38,425	91	(36,053)	10,678	1,500,000
Ending balance	$2,402	$535,129	$1,436,953	$1,215,318	$676,625	$2,213	$105,878	$13,632	$3,988,150

Ending balance allocated to:
Loans individually evaluated for impairment	$-	$26,523	$794,111	$594,952	$546,957	$-	$-	$-	$1,962,543
Loans collectively evaluated for impairment	2,402	508,606	642,842	620,366	129,668	2,213	105,878	13,632	2,025,607
	$2,402	$535,129	$1,436,953	$1,215,318	$676,625	$2,213	$105,878	$13,632	$3,988,150

As part of the on-going monitoring of the quality of the Bank’s loan portfolio, management tracks certain credit quality indicators. The Bank risk rates all loans. Loans are risk rated based on the scale below.

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

The following table illustrates classified loans by class. Classified loans included loans in Risk Grades 5, 6, and 7 through 9.

			Special
March 31, 2012	Pass	Pass Watch	Mention	Substandard	Total

Commercial	$21,913,696	$213,707	$-	$1,253,567	$23,380,970
Residential real estate	61,909,861	3,781,684	515,880	6,746,341	72,953,766
Commercial real estate	52,992,693	927,749	-	3,599,593	57,520,035
Construction and land development	7,088,918	-	-	595,793	7,684,711
Other real estate	20,024,561	42,020	554,416	671,000	21,291,997
Consumer	4,321,306	22,991	-	-	4,344,297
	$168,251,035	$4,988,151	$1,070,296	$12,866,294	$187,175,776

			Special
December 31, 2011	Pass	Pass Watch	Mention	Substandard	Total

Commercial	$22,146,008	$675,334	$-	$893,326	$23,714,668
Residential real estate	62,105,761	4,435,904	65,025	6,013,960	72,620,650
Commercial real estate	56,702,227	3,310,503	-	4,151,670	64,164,400
Construction and land development	6,879,087	-	-	1,040,411	7,919,498
Other real estate	17,778,764	-	1,951,473	43,655	19,773,892
Consumer	4,855,566	36,453	-	9,897	4,901,916
	$170,467,413	$8,458,194	$2,016,498	$12,152,919	$193,095,024

The following table analyzes the age of past due loans, including both accruing and nonaccruing loans, segregated by class of loans as of the three months ended March 31, 2012, the year ended December 31, 2011 and the three months ended March 31, 2010.

			Greater than
	30-59 Days	60-89 Days	90 Days and	Total		Total	Loans 90 Days
March 31, 2012	Past Due	Past Due	Nonaccruing	Past Due	Current	Loans	and Accruing

Residential real estate	$2,286,361	$757,175	$6,046,844	$9,090,380	$63,863,386	$72,953,766	$-
Commercial real estate	777,825	-	3,523,621	4,301,446	53,218,589	57,520,035	-
Other real estate	121,579	-	671,000	792,579	20,499,418	21,291,997	-
Construction and land development	19,887	-	595,793	615,680	7,069,031	7,684,711	-
Commercial loans	390,162	82,993	35,244	508,399	22,872,571	23,380,970	-
Consumer loans	51,771	892	54,340	107,003	4,237,294	4,344,297	2,429
Total	$3,647,585	$841,060	$10,926,842	$15,415,487	$171,760,289	$187,175,776	$2,429

			Greater than
	30-59 Days	60-89 Days	90 Days and	Total		Total	Loans 90 Days
December 31, 2011	Past Due	Past Due	Nonaccruing	Past Due	Current	Loans	and Accruing

Residential real estate	$2,435,288	$942,334	$3,730,214	$7,107,836	$65,512,814	$72,620,650	$107,206
Commercial real estate	1,839,733	212,058	5,128,702	7,180,493	56,983,906	64,164,399	-
Other real estate	122,533	-	-	122,533	19,651,359	19,773,892	-
Construction and land development	20,093	-	662,139	682,232	7,237,267	7,919,499	-
Commercial loans	208,884	28,003	13,377	250,264	23,464,404	23,714,668	-
Consumer loans	59,857	49,321	38,204	147,382	4,754,534	4,901,916	-
Total	$4,686,388	$1,231,716	$9,572,636	$15,490,740	$177,604,284	$193,095,024	$107,206

			Greater than
	30-59 Days	60-89 Days	90 Days and	Total		Total	Loans 90 Days
March 31, 2011	Past Due	Past Due	Nonaccruing	Past Due	Current	Loans	and Accruing

Residential real estate	$4,355,588	$897,789	$4,496,886	$9,750,263	$64,435,920	$74,186,183	$1,739,984
Commercial real estate	964,532	163,584	5,206,757	6,334,873	58,538,075	64,872,948	1,386,885
Other real estate	-	-	43,318	43,318	24,216,629	24,259,947	43,318
Construction and land development	465,120	240,609	4,100,296	4,806,025	8,644,726	13,450,751	1,022,686
Commercial loans	509,101	35,236	238,631	782,968	25,907,492	26,690,460	52,819
Consumer loans	133,511	38,325	43,233	215,069	4,970,981	5,186,050	5,843
Total	$6,427,852	$1,375,543	$14,129,121	$21,932,516	$186,713,823	$208,646,339	$4,251,535

Loans on which the accrual of interest has been discontinued or reduced, and the interest that would have been accrued at March 31, 2012 and December 31, 2011, are as follows:

	March 31, 2012	December 31, 2011

Residential real estate	$6,046,844	$3,623,008
Commercial real estate	3,523,621	5,128,702
Other real estate	671,000	-
Construction and land development	595,792	662,139
Commercial loans	35,245	13,377
Consumer loans	51,911	38,204
Total	$10,924,413	$9,465,430

Interest not accrued on nonaccrual loans	$696,660	$621,287

A loan will be returned to accrual status when all of the principal and interest amounts contractually due are brought current and management believes that future principal and interest amounts contractually due are reasonably assured, which belief is typically evidenced by a sustained period (at least six months) of repayment performance by the borrower.

The modification of terms on a loan (restructuring) is considered a “troubled debt restructuring” if it is done to accommodate a borrower who is experiencing financial difficulties. The lender may forgive principal, lower the interest rate or payment amount, or may modify the payment due dates or maturity date of the loan for a troubled borrower. The Bank’s troubled debt restructurings at March 31, 2012, December 31, 2011 and March 31, 2011 are set forth in the following table:

TROUBLED DEBT RESTRUCTURINGS

			Paying as agreed		Past due
	Number of	Contract	under	Number of	30 days or more
March 31, 2012	Contracts	balance	modified terms	Contracts	Or non-accruing
Troubled Debt restructurings
Residential real estate	57	$8,891,645	$4,538,066	29	$4,353,579
Commercial real estate	15	4,992,256	1,540,349	9	3,451,907
Other real estate	5	1,698,526	1,027,526	1	671,000
Construction and land development	4	585,789	164,660	2	421,130
Commercial loans	1	149,658	149,658	-	-
Consumer loans	1	3,974	-	1	3,974
	83	$16,321,849	$7,420,259	42	$8,901,590

			Paying as agreed		Past due
	Number of	Contract	under	Number of	30 days or more
December 31, 2011	Contracts	balance	modified terms	Contracts	Or non-accruing
Troubled Debt restructurings
Residential real estate	41	$5,987,534	$4,090,470	17	$1,897,065
Commercial real estate	28	6,857,017	2,230,550	17	4,626,466
Other real estate	4	1,028,000	1,028,000	-	-
Construction and land development	1	189,184	-	1	189,184
Commercial loans	2	199,742	199,742	-	-
Consumer loans	-	-	-	-	-
	76	$14,261,477	$7,548,762	35	$6,712,715

			Paying as agreed		Past due
	Number of	Contract	under	Number of	30 days or more
March 31, 2011	Contracts	balance	modified terms	Contracts	Or non-accruing
Troubled Debt restructurings
Residential real estate	34	$6,191,491	$3,458,447	12	$2,733,044
Commercial real estate	20	6,097,347	4,410,926	5	1,686,421
Other real estate	6	1,533,633	1,533,633	-	-
Construction and land development	4	1,134,751	67,500	3	1,067,251
Commercial loans	-	-	-	-	-
Consumer loans	-	-	-	-	-
	64	$14,957,221	$9,470,506	20	$5,486,715

Outstanding loan commitments, unused lines of credit, and letters of credit as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011

Check loan lines of credit	$539,691	$493,545
Mortgage lines of credit and loan commitments	7,636,129	6,910,187
Other lines of credit and commitments	11,064,942	10,942,715
Undisbursed construction loan commitments	1,844,248	1,381,015
	$21,085,010	$19,727,462

Standby letters of credit	$2,607,138	$2,685,138

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

The Bank lends to customers located primarily in and near Kent County, Queen Anne’s County, and Cecil County, Maryland. Although the loan portfolio is diversified, its performance will be influenced by the economy of the region.

4.       Earnings Per Share

Earnings (loss) per common share is derived by dividing net income (loss) available to holders of shares of common stock by the weighted average number of shares of common stock outstanding of 779,512 for the three-month periods ended March 31, 2012 and 2011.

5.       Pension

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

During the three months ended March 31, 2012 and 2011, the Bank recognized net periodic costs for this plan of $75,000 and $75,844, respectively. The Bank contributed nothing to the plan during the first quarter of 2012 compared to $34,088 contributed during the first quarter of 2011.

6.       Segment Reporting

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

Selected financial information by line of business is included in the following table:

		Insurance
For the three months ended	Community	products	Intersegment	Consolidated
March 31, 2012	banking	and services	Transactions	Total

Net interest income	$2,004,985	$249	$-	$2,005,234
Provision for loan losses	1,675,000	-	-	1,675,000
Net interest income after provision	329,985	249	-	330,234

Noninterest revenue	326,586	364,139	-	690,725
Noninterest expense	1,653,206	253,645	-	1,906,851
Income (loss) before income taxes	(996,635)	110,743	-	(885,892)
Income taxes (benefit)	(440,011)	43,722	-	(396,289)
Net income (loss)	$(556,624)	$67,021	$-	$(489,603)

Average assets	$251,555,149	$1,912,879	$(1,019,875)	$252,448,153

		Insurance
For the three months ended	Community	products	Intersegment	Consolidated
March 31, 2011	banking	and services	Transactions	Total

Net interest income	$2,081,253	$318	$-	$2,081,571
Provision for loan losses	1,500,000	-	-	1,500,000
Net interest income after provision	581,253	318	-	581,571

Noninterest revenue	288,417	375,915	-	664,332
Noninterest expense	1,585,507	220,383	-	1,805,890
Income (loss) before income taxes	(715,837)	155,850	-	(559,987)
Income taxes (benefit)	(323,842)	61,475	-	(262,367)
Net income (loss)	$(391,995)	$94,375	$-	$(297,620)

Average assets	$247,669,212	$1,718,752	$(756,434)	$248,631,530

7.        Fair Value

The fair value of an asset or a liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) valuation techniques include the assumptions that market participants would use in pricing an asset or a liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Fair value measured on a recurring basis

The Company measures securities available for sale at fair value on a recurring basis. The following table summarizes securities available for sale measured at fair value on a recurring basis as of the three months ended March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value.

March 31, 2012
Available for Sale	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U. S. Government Agency Securities	$8,049,200	$8,049,200	$-	$-

December 31, 2011
Available for Sale	Total	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
U. S. Government Agency Securities	$9,076,990	$9,076,990	$-	$-

Fair values on a nonrecurring basis

The Company’s foreclosed real estate and impaired loans are measured at fair value on a nonrecurring basis, which means that the assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of reduced property value). Foreclosed real estate measured at fair value on a non-recurring basis during the three and twelve months ended March 31, 2012 and December 31, 2011 is reported at the fair value of the underlying collateral, assuming that the sale prices of the properties will be their current appraised values. Appraised values are estimated using Level 2 inputs based on observable market data and current property tax assessments. Impaired loans were measured at fair value during the same period and are reported at the fair value of the loan’s collateral. Fair value is generally determined using Level 3 inputs based upon independent appraisals of the properties, or discounted cash flows based upon the expected proceeds.

	Level	Level	Level
	1 Inputs	2 Inputs	3 Inputs	Total
March 31, 2012
Foreclosed real estate	$-	$3,705,473	$-	$3,705,473
Impaired Loans	-	-	16,764,818	18,376,951
	$-	$3,705,473	$16,764,818	$22,082,424

December 31, 2011
Foreclosed real estate	$-	$4,122,400	$-	$4,122,400
Impaired Loans	-	-	14,822,559	16,086,411
	$-	$4,122,400	$14,822,559	$20,208,811

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

	March 31, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets
Level 2 inputs:
Cash and due from banks	$33,099,778	$33,099,778	$27,613,717	$27,613,717
Federal funds sold	9,019,000	9,019,000	9,018,000	9,018,000
Securities held to maturity	1,013,192	1,014,750	4,303	4,370
Federal Home Loan Bank and CBB
Financial Corp. stock	1,601,400	1,601,400	1,601,400	1,601,400
Loans, net	182,385,906	182,280,475	188,876,206	189,419,727
Accrued interest receivable	759,681	759,681	1,087,971	1,087,971

Financial liabilities
Level 2 inputs:
Noninterest-bearing deposits	$41,176,800	$41,176,800	$42,207,291	$42,207,291
Interest-bearing deposits	163,057,784	165,380,227	160,987,977	164,463,824
Short-term borrowings	1,909,668	1,909,668	2,916,900	2,916,900
Federal Home Loan
Bank advances	19,000,000	20,910,576	20,000,000	21,878,280
Accrued interest payable	338,364	338,364	345,359	345,359

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

It is not practicable to estimate the fair value of outstanding loan commitments, unused lines of credit, and letters of credit.

8.	Investment Securities

Investment securities are summarized as follows:

March 31, 2012	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Available for sale
U. S. government agency	$8,037,862	$16,299	$4,961	$8,049,200

Held to maturity
U. S. government agency	$1,009,084	$1,516	$-	$1,010,600
Mortgage-backed securities	4,108	42	-	4,150
	$1,013,192	$1,558	$-	$1,014,750

December 31, 2011
Available for sale
U. S. government agency	$9,054,353	$22,637	$-	$9,076,990

Held to maturity
Mortgage-backed securities	$4,303	$67	$-	$4,370

The table below shows the gross unrealized loss and fair value of securities that are in an unrealized loss position as of March 31, 2012, aggregated by length of time the individual securities have been in a continuous unrealized loss position.

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss

U. S. Government Agency	$3,017,400	$4,961	$-	$-	$3,017,400	$4,961

Total	$3,017,400	$4,961	$-	$-	$3,017,400	$4,961

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

	Available for sale		Held to maturity
March 31, 2012	Amortized cost	Fair value	Amortized cost	Fair value
Maturing
Within one year	$4,024,351	$4,030,200	$-	$-
Over one to five years	4,013,511	4,019,000	1,009,084	1,010,600
Mortgage-backed securities	-	-	4,108	4,150
	$8,037,862	$8,049,200	$1,013,192	$1,014,750

Pledged securities	$2,668,242	$2,676,811	$-	$-

December 31, 2011
Maturing
Within one year	$4,011,267	$4,017,270	$-	$-
Over one to five years	5,043,086	5,059,720	-	-
Mortgage-backed securities	-	-	4,303	4,370
	$9,054,353	$9,076,990	$4,303	$4,370

Pledged securities	$2,671,734	$2,682,359	$-	$-

Investments are pledged to secure the deposits of federal and local governments and as collateral for repurchase agreements.

9.	Recent Accounting Standards

The following accounting pronouncements have been approved by the FASB but had not become effective as of March 31, 2012.  These pronouncements would apply to the Company if the Company were to enter into an applicable activity.

Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210) - Disclosures about Offsetting Assets and Liabilities,” amends Balance Sheet (Topic 210), to require an entity to disclose both gross and net information about both financial instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The financial instruments and transactions would include derivatives, sale and repurchase agreements and reverse sale and repurchase agreements, and securities borrowing and lending arrangements.  ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013.

ASU No. 2011-05, “Comprehensive Income (Topic 220) - Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity, among other amendments.  An entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Additionally, ASU 2011-05 requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  ASU 2011-05 is effective for annual and interim periods beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below.

ASU No. 2011-12 “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU No. 2011-05.”  ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to further deliberate whether to require presentation on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12.

The accounting policies adopted by management are consistent with accounting principles generally accepted in the United States of America and are consistent with those followed by peer banks.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Peoples Bancorp, Inc. is a Maryland corporation and a financial holding company registered under the Bank Holding Company Act of 1956, as amended, located in Chestertown, Kent County, Maryland. It was incorporated on December 10, 1996 to serve as the holding company of The Peoples Bank (the “Bank”), a Maryland commercial bank, which it acquired on March 24, 1997. On January 2, 2007, Peoples Bancorp, Inc. acquired Fleetwood, Athey, Macbeth & McCown, Inc. (the “Insurance Agency”). The Bank has one subsidiary, PB Land Trust, which is a Maryland statutory trust that was organized to acquire, hold and dispose of real estate that the Bank acquires through foreclosure or by deed in lieu of foreclosure.

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

The Insurance Agency has roots dating back to the 1920s, when The Fleetwood-Kirby Agency was formed. In 1977, that agency was merged with several other well-respected insurances agencies to form Fleetwood, Athey, Macbeth & McCown, Inc. The Insurance Agency operates from a main location in Kent County and one branch in Cecil County. It provides a full range of insurance products to businesses and consumers. Product lines include property, casualty, life, marine, long-term care and health insurance.

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

The following discussion is designed to provide a better understanding of the financial position of the Company and should be read in conjunction with the unaudited interim Consolidated Financial Statements and Notes thereto included elsewhere in this report, and in conjunction with the audited Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2012.

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

RESULTS OF OPERATIONS

General

For the three-month period ended March 31, 2012, the Company reported a net loss of $489,603, or net loss attributable to common shareholders of $0.63 per share, compared to a net loss of $297,620, or net loss attributable to common shareholders of $0.38 per share, for the same period of 2011, which represents an increase in loss of $191,983 or 64.51%. This increase was the direct result of increased provision for loan loss and reduced net interest income. The Insurance Agency’s year to date income has decreased $27,354 to $67,021 for the three-month period ended March 31, 2012 over $94,375 for the same time period in 2011.

Net Interest Income

The primary source of income for the Company is net interest income, which is the difference between revenue on interest-earning assets, such as investment securities and loans, and interest incurred on interest-bearing sources of funds, such as deposits and borrowings.

The key performance measure for net interest income is the “net margin on interest-earning assets”, or net interest income divided by average interest-earning assets. The Company’s net interest margin for the three-month period ended March 31, 2012 was 3.84%, compared to 3.90% for the same period of 2011. The net margin may decline if competition increases, loan demand decreases, or the cost of funds rises faster than the return on loans and securities. The net margin may also be adversely impacted by a number of factors which cannot be predicted and are beyond our control.

Net interest income for the three-month period ended March 31, 2012 was $2,005,234, which represents a decrease of $76,337 or 3.67% over net interest income for the same period of 2011. The primary contributor to this decrease was the reduction in interest earning assets.

Interest revenue for the three months ended March 31, 2012 totaled $2,713,904, compared to $2,935,152 for the same period last year, representing a decrease of $221,248 or 7.54%. We have experienced a $196,935 decrease in interest earned on loans as the direct result of loan balances decreasing when compared to the first three months of 2011. Additionally, there was a $30,163 decrease in income on U. S. Government Agency securities for the first three months of 2012 over the same time period in 2011. The decrease in U. S. Government securities income was the direct result of maturing securities being replaced with lower yielding securities.

Interest expense for the three-month period ended March 31, 2012 totaled $708,670, compared to $853,581 for the same period last year, representing a decrease of $144,911 or 16.98%. This decrease was the result of maturing deposits being replaced with lower yielding rates. The Bank decreased its FHLB borrowings during the first quarter of 2012 from $20,000,000 at December 31, 2011 to $19,000,000 at March 31, 2012. FHLB borrowings at March 31, 2011 were $22,000,000. As a result, interest expense on borrowed funds for the first quarter of 2012 dropped $16,232 when compared to the three months ended March 31, 2011.

A table of the Company’s average balances, interest and yields follows.

	For the Quarter Ended March 31, 2012			For the Quarter Ended March 31, 2011
	Average Balance	Interest	Yield	Average Balance	Interest	Yield
Assets
Federal funds sold	$9,018,022	$2,048	0.09%	$1,016,000	$693	0.28%
Interest-bearing deposits	7,717,448	3,712	0.19%	5,103	9	0.67%
Investment securities:
U. S. government agency	8,842,500	12,214	0.56%	11,218,568	44,114	1.59%
FHLB of Atlanta &
CBB Financial Corp.. Stock	1,601,400	5,327	1.34%	2,151,600	4,489	0.85%
Loans:
Demand and time	23,493,690	351,027	6.01%	27,124,118	390,616	5.84%
Mortgage	162,721,480	2,297,418	5.68%	177,737,461	2,651,306	6.05%
Installment	4,531,602	74,737	6.63%	5,405,876	87,026	6.53%
Total loans	190,746,772	2,723,182	5.74%	210,267,455	3,128,948	6.03%
Allowance for loan losses	4,580,765			4,828,491
Total loans, net of allowance	186,166,007	2,723,182	5.88%	205,438,964	3,128,948	6.18%
Total interest-earning assets	213,345,377	2,746,483	5.18%	219,830,235	3,178,253	5.86%
Non-interest-bearing cash	22,797,827			15,400,343
Premises and equipment	6,165,950			6,365,631
Other assets	10,138,999			7,035,321
Total assets	$252,448,153			$248,631,530

Liabilities and Stockholders’ Equity
Interest-bearing Deposits
Savings and NOW deposits	$49,615,218	$11,665	0.09%	$46,626,954	$17,037	0.15%
Money market and supernow	13,699,272	4,777	0.14%	10,849,151	7,306	0.27%
Other time deposits	97,824,083	527,329	2.17%	98,610,504	648,107	2.67%
Total interest-bearing deposits	161,138,573	543,771	1.36%	156,086,609	672,450	1.75%
Borrowed funds	22,327,822	164,899	2.97%	25,897,427	181,131	2.84%
Total interest-bearing liabilities	183,466,395	708,670	1.55%	181,984,036	853,581	1.90%
Noninterest-bearing deposits	42,036,487			37,316,794
	225,502,882			219,300,830
Other liabilities	2,329,683			1,993,817
Stockholders’ equity	24,615,588			27,336,883
Total liabilities and stockholders equity	$252,448,153			$248,631,530
Net interest spread			3.62%			3.96%
Net interest income		$2,037,813			$2,324,672
Net margin on interest-earning assets			3.84%			4.29%

Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).

Analysis of Changes in Net Interest Income

	Three months ended March 31, 2012 compared with 2011 variance due to			Three months ended March 31, 2011 compared with 2010 variance due to
	Total	Rate	Volume	Total	Rate	Volume
Earning assets
Federal funds sold	$1,355	$(747)	$2,102	$(3)	$542	$(545)
Interest-bearing deposits	3,703	(11)	3,714	4	12	(8)
Investment securities:
U. S. government agency	(31,900)	(24,049)	(7,851)	(69,609)	(47,122)	(22,487)
FHLB & CBB Financial Corp. stock	838	2,191	(1,353)	2,819	3,010	(191)
Loans:
Demand and time	(39,589)	14,225	(53,814)	5,034	(5,734)	10,768
Mortgage	(353,888)	(137,233)	(216,655)	(100,121)	(135,246)	35,125
Installment	(12,289)	2,085	(14,374)	(23,171)	(4,975)	(18,196)
Total interest revenue	(431,770)	(143,539)	(288,231)	(185,047)	(189,513)	4,466

Interest-bearing liabilities
Savings and NOW deposits	(5,372)	(6,405)	1,033	(5,631)	(4,975)	(656)
Money market and supernow	(2,529)	(4,122)	1,593	(6,048)	(5,746)	(302)
Other time deposits	(120,778)	(115,649)	(5,129)	(55,684)	(79,926)	24,242
Other borrowed funds	(16,232)	9,728	(25,960)	(64,018)	(41,331)	(22,687)
Total interest expense	(144,911)	(116,448)	(28,463)	(131,381)	(131,978)	597

Net interest income	$(286,859)	$(27,091)	$(259,768)	$(53,666)	$(57,535)	$3,869

Notes:

(1)	Interest on tax-exempt loans and investments are reported on fully taxable equivalent basis (a non GAAP financial measure).
(2)	The variance that is due both to rate and volume is divided proportionally between the rate and volume variance.

Provision for Loan Losses

The provision for loan losses was $1,675,000 for the first three months of 2012, compared to $1,500,000 for the same period of 2011. The increase in the provision was in response to specific allocations for impaired loans. Additional information regarding risk elements in the loan portfolio, the provision for loan losses and management’s assessment of the adequacy of the allowance for loan losses is discussed below in the section entitled “Loan Quality”.

Noninterest Revenue

Noninterest revenue for the three-month period ended March 31, 2012 totaled $690,725, which represents an increase of $26,393 or 3.97% over noninterest revenue for the same period of 2011. This increase resulted primarily from the $49,766 or 81.35% increase in other noninterest revenue and a gain of $3,791 on the sale of foreclosed real estate over a loss of $17,352 for the same period of 2011. Insurance Agency contingency income earned during the first quarter of 2012 decreased $11,880 or 3.17% to $363,434 for the first quarter of 2012, from $375,314 for the first quarter of 2011. Insurance Agency contingency income is based on sales of new policies to customers and claims against existing policies for the prior year. In addition, we experienced a decrease in service charges on deposit accounts of $32,646 or 13.31% during the first quarter of 2012 when compared to the same period of 2011.

Noninterest Expense

The Company recorded noninterest expense of $1,906,851 for the three-month period ended March 31, 2012, compared to $1,805,890 for the same period in 2011, an increase of $100,961 or 5.59%. This increase was mainly attributable to increased salaries and employee benefits of $22,411 or 2.19%, and foreclosed real estate expense of $76,418 or 341.03%.

Income Tax Expense

The Company’s effective tax rate for the three-month period ended March 31, 2012 was 44.7%, compared to 46.9% for the same period of 2011. The Company’s income tax benefit was $396,289 for the three months ended March 31, 2012, compared to an income tax benefit of $262,367 for the same period of 2011, which represents an increase of $133,922 or 51.04%. Losses before income tax contributed to the increased tax benefit for the first quarter of 2012 when compared to the same quarter of 2011.

FINANCIAL CONDITION

Overview

Total assets of the Company at March 31, 2012 were $251,788,256, compared to $253,158,228 at December 31, 2011, representing a decrease of $1,369,972 or 0.54% from December 31, 2011.

Total liabilities at March 31, 2012 were $227,470,780, compared to $228,344,307 at December 31, 2011, representing a decrease of $873,527 or 0.38%.

Stockholders’ equity was $24,317,476 as of March 31, 2012, compared to $24,813,921 as of December 31, 2011, a decrease of $496,445. The decrease was due to a net loss for the period totaling $489,603 and a decrease in the unrealized gain on securities available for sale net of income taxes of $6,842.

Return on average equity for the quarter ended March 31, 2012 was (4.46)%, compared to (4.42)% for the same period of 2011. Return on average assets was (0.44)% for the quarter ended March 31, 2012, compared to (0.49)% for the same period of 2011.

Composition of Loan Portfolio

At March 31, 2012, loans, net of unearned income, were $182,385,906, a decrease of $6,490,300 since December 31, 2011. Because loans are expected to produce higher yields than investment securities and other interest-earning assets, the absolute volume of loans and the volume as a percentage of total earning assets is an important determinant of net interest margin. Average loans, net of the allowance for loan losses, were $186,166,007 and $205,438,964 during the first quarters of 2012 and 2011, respectively, which constituted 87.26% and 93.45% of average interest-earning assets for the respective periods. For the quarter ended March 31, 2012, our average loan to deposit ratio was 91.63%, compared to 106.22% for the same period in 2011. The securities sold under repurchase agreements function like deposits, with the securities providing collateral in place of the FDIC insurance. Our ratio of average loans to deposits plus borrowed funds was 82.56% for the quarter ended March 31, 2012, compared to 93.68% for the same period of 2011. The Company extends credit primarily to customers located in and near the Maryland counties of Kent County, Queen Anne’s County, and Cecil County. There are no industry concentrations in our loan portfolio. A substantial portion of our loans are, however, secured by real estate, and the real estate market in the region, which is directly impacted by the local economy, will influence the performance of the Company’s portfolio and the value of the collateral securing the portfolio.

Loan Quality

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with a particular emphasis on non-accruing, past due, and other loans that management believes require attention. The determination of the reserve level rests upon management's judgment about factors affecting loan quality and assumptions about the economy. Management believes that the allowance as of March 31, 2012 is adequate to cover possible losses in the loan portfolio identified as of that date; however, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

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

The allowance for loan losses increased to $4,861,379 at March 31, 2012, from $4,295,541 at December 31, 2011. The provision for loan losses was $1,675,000 for the first three months of 2012, compared to $1,500,000 for the same period of 2011. The increase in the provision for loan losses in the first three months of 2012 when compared to the same period of 2011 was in response to the results of our quarterly review of the adequacy of the factors discussed previously, and specific allocations for impaired loans. As of March 31, 2012 and December 31, 2011, the ratio of the allowance for loan losses to gross loans was 2.60% and 2.22%, respectively. As part of our loan review process, management has noted an increase in foreclosures and bankruptcies in the geographic areas where we operate. Additionally, the current nationwide recession has had a significant and adverse impact on real estate values and sales over the past 12 months. Consequently, we have closely reviewed our loan portfolio and applied sensitivity analyses to collateral values to ensure that we are adequately measuring potential future losses.

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

The following table sets forth activity in the Company’s allowance for loan losses for the periods indicated:

Allowance for loan Losses

	Year ended March 31, 2012	Year ended March 31, 2011	Year ended December 31, 2011

Balance at beginning of year	$4,295,541	$5,656,788	$5,656,788
Loan losses:
Commercial	333,875	491,329	669,862
Mortgages	786,928	2,694,200	7,310,607
Consumer	20,343	9,586	19,850
Total loan losses	1,141,146	3,195,115	8,000,319
Recoveries on loans previously charged off
Commercial	3,300	210	6,498
Mortgages	26,370	1,576	53,565
Consumer	2,314	24,691	29,009
Total loan recoveries	31,984	26,477	89,072
Net loan losses	1,109,162	3,168,638	7,911,247
Provision for loan losses charged to expense	1,675,000	1,500,000	6,550,000
Balance at end of year	$4,861,379	$3,988,150	$4,295,541

Allowance for loan losses to loans outstanding	2.60%	1.91%	2.22%

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

The Bank had loans past due 90 days or more, including nonaccrual loans, of $10,926,842, $14,129,121, and $9,572,636 at March 31, 2012, March 31, 2011 and December 31, 2011, respectively. These loans are detailed below:

Risk Elements of Loan Portfolio

	Three months Ended March 31, 2012	Three months Ended March 31, 2011	For the Year Ended December 31, 2011
Nonaccrual Loans
Commercial	$35,245	$185,813	$13,377
Mortgage	10,837,257	9,654,383	9,413,849
Consumer	51,911	37,390	38,204
	10,924,413	9,877,586	9,465,430

Accruing Loans Past Due 90 Days or More
Commercial	-	52,819	-
Mortgage	-	4,192,874	107,206
Consumer	2,429	5,842	-
	2,429	4,251,535	107,206
	$10,926,842	$14,129,121	$9,572,636

Loans are classified as impaired when the collection of contractual obligations, including principal and interest, is doubtful. Management believes it has identified all significant impaired loans as of March 31, 2012 and has made the appropriate change to the Bank’s loan loss reserve.

Deposits and Other Interest-Bearing Liabilities

Average interest-bearing deposits increased $5,051,964 or 3.24% to $161,138,573 for the three months ended March 31, 2012, from $156,086,609 for the same period of 2011. Average noninterest-bearing deposits increased $4,719,693 or 12.65% to $42,036,487 for the three months ended March 31, 2012, from $37,316,794 for the same period of 2011. Average total deposits have increased 5.05% or $9,771,657 to $203,175,060 for the three months ended March 31, 2012 from $193,403,403 for the same period of 2011. Borrowings, primarily from the FHLB, decreased to $19,000,000 from $20,000,000 at December 31, 2011, representing a decrease of 5.00%.

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

Short-Term Borrowings

The following table sets forth the Company’s position with respect to short-term borrowings at March 31, 2012 and December 31 2011.

	Short Term Borrowings March 31, 2012		December 31, 2011
	Amount	Rate	Amount	Rate

Retail Repurchase Agreements	$1,909,668	0.24%	$2,916,900	1.53%

The Bank may borrow up to approximately 30% of its total assets from the FHLB of Atlanta through any combination of notes or line of credit advances. Both the notes payable and the line of credit are secured by a floating lien on the Bank’s real estate mortgage loans. The Bank was required to purchase shares of capital stock in the FHLB as a condition to obtaining the line of credit.

The Bank provides collateral of 105% of the repurchase agreement balances by pledging U.S. Government Agency securities.

As of March 31, 2012, the Bank has lines of credit of $6,650,000 in unsecured overnight federal funds and $5,000,000 in overnight federal funds with correspondent banks.

Liquidity and Capital Resources

Liquidity describes our ability to meet financial obligations that arise out of the ordinary course of business. Liquidity is needed primarily to fund loans, meet depositor withdrawal requirements, and fund current and planned expenditures. The Company derives liquidity through increased customer deposits, maturities in the investment portfolio, loan repayments and income from earning assets. To the extent that deposits are not adequate to fund customer loan demand, liquidity needs can be met in the short-term funds markets through lines of credit totaling $11,650,000 from correspondent banks. The Bank is also a member of the FHLB of Atlanta, which provides another source of liquidity through a secured line of credit in the amount of $29,197,865 of which $19,000,000 has been advanced as of March 31, 2012. We also have the ability to borrow secured funds through the Federal Reserve’s Discount window as necessary.

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

Risk-based capital standards have been supplemented with requirements for a minimum Tier 1 capital to assets ratio (leverage ratio). In addition, regulatory agencies consider the published capital levels as minimum levels and may require a financial institution to maintain capital at higher levels. A comparison of the Company’s capital ratios as of March 31, 2012 to the minimum ratios required by federal banking regulators is presented below.

	Actual	Minimum Requirements	To Be Well Capitalized
Total risk -based capital	13.69%	8.00%	10.00%
Tier1 risk-based capital	12.42%	4.00%	6.00%
Tier 1 Leverage ratio	9.19%	4.00%	5.00%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is a “smaller reporting company” and is not required to include the information required by this Item.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that Peoples Bancorp, Inc. files under the Securities and Exchange Act of 1934 with the Securities and Exchange Commission, such as this quarterly report, is recorded, processed, summarized and reported within the time periods specified in those rules and forms, and that such information is accumulated and communicated to management, including its principal executive officer who also serves as the principal accounting officer (the “CEO”), to allow for timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

An evaluation of the effectiveness of these disclosure controls was carried out as of March 31, 2012 under the supervision and with the participation of management, including the CEO. Based on that evaluation, the Company’s management, including the CEO, has concluded that our disclosure controls and procedures are, in fact, effective at the reasonable assurance level.

During the first quarter of 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

The risks and uncertainties to which our Company’s financial condition and operations are subject are discussed in detail in Item 1A of Part I of the Annual Report of Peoples Bancorp, Inc. on Form 10-K for the year ended December 31, 2011. Management does not believe that any material changes in these risk factors have occurred since they were last discussed.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The exhibits filed or furnished with this report are listed in the Exhibit Index that immediately follows the signatures, which Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES BANCORP, INC.

Date: May 11, 2012	By:	/s/ Thomas G. Stevenson
Thomas G. Stevenson
President/Chief Executive Officer
& Chief Financial Officer
(Principal Executive Officer)

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

-41-